Form 10-Q
period 2018-06-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2018-08-08
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-225215

Essential Properties Realty Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4005693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47 Hulfish Street, Suite 210, Princeton, New Jersey	08542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 306-8676

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2018, the registrant had 43,749,092 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share, per share, unit and per unit data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$355,184	$278,985
Building and improvements	748,004	584,385
Lease incentive	2,275	2,275
Construction in progress	11,263	4,076
Intangible lease assets	64,315	62,453
Total real estate investments, at cost	1,181,041	932,174
Less: accumulated depreciation and amortization	(36,310)	(24,825)
Total real estate investments, net	1,144,731	907,349
Loans and direct financing lease receivables, net	6,322	2,725
Real estate investments held for sale, net	7,195	4,173
Net investments	1,158,248	914,247
Cash and cash equivalents	131,387	7,250
Restricted cash	8,644	12,180
Straight-line rent receivable, net	9,015	5,498
Prepaid expenses and other assets, net	5,115	3,045
Total assets (1)	$1,312,409	$942,220

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$508,821	$511,646
Notes payable to related party	—	230,000
Intangible lease liabilities, net	12,152	12,321
Intangible lease liabilities held for sale, net	256	129
Accrued liabilities and other payables (including $324 due to a related party as of December 31, 2017)	6,736	6,722
Total liabilities (1)	527,965	760,818
Commitments and contingencies (see Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of June 30, 2018	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 40,976,901 issued and outstanding as of June 30, 2018	403	—
Additional paid-in capital	531,589	—
Retained earnings	222	—
Members' equity:
Class A units, $1,000 per unit, 83,700 issued and outstanding as of December 31, 2017	—	86,668
Class B units, 8,550 issued, 1,610 vested and outstanding as of December 31, 2017	—	574
Class C units, $1,000 per unit, 91,450 issued and outstanding as of December 31, 2017	—	94,064
Class D Units, 3,000 issued, 600 vested and outstanding as of December 31, 2017	—	96
Total stockholders'/members' equity	532,214	181,402
Non-controlling interests	252,230	—
Total equity	784,444	181,402
Total liabilities and equity	$1,312,409	$942,220

(1)

The consolidated balance sheets of Essential Properties Realty Trust, Inc. and Essential Properties Realty Trust, Inc. Predecessor include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 5. As of June 30, 2018, with the exception of $100 of cash and cash equivalents and $3.5 million of accrued liabilities and other payables, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE. As of December 31, 2017, the consolidated balance sheets included the following amounts related to the Company’s consolidated VIEs: $191.7 million of land and improvements, $391.3 million of building and improvements,$2.1 million of lease incentive,$49.7 million of intangible lease assets, $21.4 million of accumulated depreciation and amortization,$2.4 million of direct financing lease receivables, net, $4.2 million of real estate investments held for sale, net,$5.0 million of straight-line rent receivable,$511.6 million of secured borrowings, net of deferred financing costs, $10.8 million of intangible lease liabilities, net, and $0.1 million of intangible lease liabilities held for sale, net.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenues:
Rental revenue	$21,548	$12,670	$41,623	$22,678
Interest income on loans and direct financing lease receivables	89	82	159	165
Other revenue	56	565	113	571
Total revenues	21,693	13,317	41,895	23,414

Expenses:
Interest (including $2,524, $1,713, $4,603 and $1,923 to related parties during the three and six months ended June 30, 2018 and 2017, respectively)	8,634	5,160	16,911	8,875
General and administrative	2,987	2,331	6,343	4,275
Property expenses	380	479	727	689
Depreciation and amortization	7,611	4,305	14,079	8,087
Provision for impairment of real estate	907	428	2,756	579
Total expenses	20,519	12,703	40,816	22,505
Income before income tax expense	1,174	614	1,079	909
Income tax expense	87	35	117	42
Income before gain on dispositions of real estate	1,087	579	962	867
Gain on dispositions of real estate, net	2,412	1,468	3,645	1,762
Net income	3,499	2,047	4,607	2,629
Net income attributable to non-controlling interests	(99)	—	(99)	—
Net income attributable to stockholders and members	3,400	2,047	4,508	2,629
Comprehensive income attributable to stockholders and members	$3,400	$2,047	$4,508	$2,629

	Period from June 25, 2018 to June 30, 2018		Period from June 25, 2018 to June 30, 2018
Basic weighted-average shares outstanding	40,976,901		40,976,901
Basic net income per share	$0.01		$0.01

Diluted weighted-average shares outstanding	60,033,453		60,033,453
Diluted net income per share	$0.01		$0.01

Dividends declared per share	$—		$—

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/Members’ Equity

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	SCF Funding LLC	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2016	—	$—	$—	$—	$174,650	$—	$—	$—	$—	$—	$—	$174,650
Contributions	—	—	—	—	17,308	83,700	—	—	—	—	—	101,008
Distributions	—	—	—	—	(101,222)	—	—	—	—	—	—	(101,222)
Conversion of equity resulting from issuance of units	—	—	—	—	(90,823)	—	—	90,823	—	—	—	—
Unit compensation expense	—	—	—	—	—	—	260	—	69	—	—	329
Net income	—	—	—	—	87	1,215	—	1,327	—	—	—	2,629
Balance at June 30, 2017	—	$—	$—	$—	$—	$84,915	$260	$92,150	$69	$—	$—	$177,394

Balance at December 31, 2017	—	$—	$—	$—	$—	$86,668	$574	$94,064	$96	$181,402	$—	$181,402
Contributions	—	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit compensation expense	—	—	—	—	—	—	373	—	70	443	—	443
Net income	—	—	—	—	—	2,414	—	1,871	—	4,285	—	4,285
Balance at June 24, 2018	—	—	—	—	—	139,082	947	95,935	166	236,130	—	236,130
Contribution of Predecessor equity in exchange for OP Units	—	—	—	—	—	(139,082)	(947)	(95,935)	(166)	(236,130)	236,130	—
Initial public offering	32,500,000	325	454,675	—	—	—	—	—	—	455,000	—	455,000
Concurrent private placement of common stock	7,785,611	78	108,921	—	—	—	—	—	—	108,999	—	108,999
Concurrent private placement of OP Units	—	—	—	—	—	—	—	—	—	—	16,001	16,001
Costs related to initial public offering	—	—	(32,053)	—	—	—	—	—	—	(32,053)	—	(32,053)
Share-based compensation expense	691,290	—	46	—	—	—	—	—	—	46	—	46
Net income	—	—	—	222	—	—	—	—	—	222	99	321
Balance at June 30, 2018	40,976,901	$403	$531,589	$222	$—	$—	$—	$—	$—	$532,214	$252,230	$784,444

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,607	$2,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and lease intangible amortization	14,079	8,087
Amortization of lease incentive	77	67
Amortization of above/below market leases	130	144
Amortization of deferred financing costs	1,165	758
Provision for impairment of real estate	2,756	579
Gain on dispositions of investments, net	(3,645)	(1,762)
Straight-line rent receivable	(3,518)	(1,960)
Equity-based compensation expense	347	399
Allowance for doubtful accounts	130	—
Changes in other assets and liabilities:
Prepaid expenses and other assets	1,020	(63)
Accrued liabilities and other payables	(3,573)	831
Net cash provided by operating activities	13,575	9,709
Cash flows from investing activities:
Proceeds from sales of investments, net	21,500	16,336
Principal collections on direct financing lease receivables	35	44
Investments in loans receivable	(3,632)	—
Deposits for prospective real estate investments	285	(125)
Investment in real estate	(266,251)	(216,441)
Investment in construction in progress	(8,754)	(1,689)
Capital expenditures	(328)	(48)
Net cash used in investing activities	(257,145)	(201,923)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	154,000	313,000
Payments of principal on notes payable to related party	(384,000)	(103,000)
Repayments of secured borrowings	(3,959)	(1,928)
Deferred financing costs	(3,284)	251
Capital contributions by members in Predecessor	50,000	83,700
Distributions paid to members by Predecessor	—	(101,222)
Proceeds from initial public offering, net	427,700	—
Initial public offering costs	(1,286)	—
Proceeds from concurrent private placement of OP Units	16,001	—
Proceeds from concurrent private placement of common stock	108,999	—
Net cash provided by financing activities	364,171	190,801
Net increase (decrease) in cash and cash equivalents and restricted cash	120,601	(1,413)
Cash and cash equivalents and restricted cash, beginning of period	19,430	11,922
Cash and cash equivalents and restricted cash, end of period	$140,031	$10,509
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$131,387	$3,793
Restricted cash	8,644	6,716
Cash and cash equivalents and restricted cash, end of period	$140,031	$10,509

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$16,258	$7,860
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$1,567	$—
Non-cash equity contributions	—	17,308
Real estate investments acquired through direct equity investment	—	(17,308)
Contribution of Predecessor equity in exchange for OP Units	236,130	—
Payable and accrued initial public offering costs	3,467	—
Underwriters discount on capital raised through initial public offering	27,300	—
Payable and accrued deferred financing costs	261	—

Notes to Consolidated Financial Statements

June 30, 2018

1. Organization

Essential Properties Realty Trust, Inc. (“EPRT Inc.” or the “Company”) is an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. EPRT Inc. has a diversified portfolio that focuses on properties leased to tenants in businesses such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness. EPRT Inc. acquires and leases freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

EPRT Inc. was organized on January 12, 2018 as a Maryland corporation and intends to qualify to be taxed as a real estate investment trust (“REIT”) beginning with its taxable year ending December 31, 2018. On June 25, 2018, EPRT Inc. completed its initial public offering (the “IPO”) of 32,500,000 shares of common stock, $0.01 par value per share, at an initial public offering price of $14.00 per share for total gross proceeds of $455.0 million, pursuant to a registration statement on Form S-11 (File No. 333-225215) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The common stock of EPRT Inc. trades on the New York Stock Exchange under the ticker symbol “EPRT”.

Additionally, on June 20, 2018, through a series of formation transactions (the “Formation Transactions”), Essential Properties Realty Trust LLC (“EPRT LLC”) converted from a Delaware limited liability company (“LLC”) into a Delaware limited partnership, changed its name to Essential Properties, L.P. (the “Operating Partnership”) and became a subsidiary of EPRT Inc. Prior to the completion of the Formation Transactions, EPRT LLC was a wholly-owned subsidiary of EPRT Holdings LLC (“EPRT Holdings” and, collectively with EPRT LLC, the “Predecessor”) and EPRT Holdings received 17,913,592 units of limited partnership interest in the Operating Partnership (“OP Units”) in connection with EPRT LLC’s conversion into a Delaware limited partnership. Essential Properties OP G.P., LLC, a wholly-owned subsidiary of EPRT Inc., became the sole general partner of the Operating Partnership and holds a 1.0% general partnership interest in the Operating Partnership. The Formation Transactions were accounted for as a reorganization of entities under common control in the consolidated financial statements and the assets and liabilities of the Predecessor were recorded by EPRT Inc. at their historical carrying amounts.

Concurrent with the completion of the IPO, EPRT Inc. received an additional $125.0 million investment from Eldridge Industries, LLC (“Eldridge”) in private placements (the “Concurrent Private Placement”) of 7,785,611 shares of EPRT Inc.’s common stock and 1,142,960 OP Units. EPRT Inc. contributed the net proceeds from the IPO and the Concurrent Private Placement of common stock to Eldridge to the Operating Partnership and received 40,976,901 OP Units. Following the completion of the IPO, the Formation Transactions and the Concurrent Private Placement, EPRT Inc. held a 68.3% ownership interest in the Operating Partnership, with EPRT Holdings and Eldridge holding 29.8% and 1.9% ownership interests in the Operating Partnership, respectively. Substantially all of EPRT Inc.’s assets are held by, and its operations are conducted through, the Operating Partnership.

On June 22, 2018, EPRT Inc. registered an additional 3,550,000 shares of common stock, $0.01 par value per share, reserved for issuance under EPRT Inc.’s 2018 Incentive Plan (the “Equity Incentive Plan”), pursuant to a registration statement on Form S-8 (File No. 333-225837), filed with the SEC under the Securities Act. On June 25, 2018, EPRT Inc. issued 691,290 shares of restricted common stock to its directors, executive officers and other employees pursuant to the Equity Incentive Plan.  See Note 9 – Equity-Based Compensation for further details.

The Predecessor

EPRT LLC was formed on March 30, 2016 as a Delaware LLC by its initial sole member, SCF Funding LLC (the “Parent”). EPRT LLC commenced operations on March 30, 2016 and the affairs of EPRT LLC were managed by Stonebriar Finance Holdings LLC (the “Manager”). The Parent and Manager were ultimately wholly-owned through a series of Delaware LLCs by Eldridge. EPRT LLC’s operating agreement (the “EPRT LLC Operating Agreement”) provided certain limitations on the liability of the Parent and the Manager. These limitations included 1) that neither the Parent nor the Manager shall be liable for the debts, obligations, or liabilities of the Predecessor solely by reason of being a member or manager of the Predecessor, 2) that neither the Parent nor the Manager shall be liable to the Predecessor or to any member of the Predecessor or other person or entity who may become party to the EPRT LLC Operating Agreement for any breach of the EPRT LLC Operating Agreement arising under or in connection with the EPRT LLC Operating Agreement except for any act or omission made in bad faith, and 3) the Predecessor indemnifies the Parent, Manager and officers from and against all losses, claims, damages, liabilities, costs and expenses except those resulting primarily from bad faith of the indemnitee.

On January 31, 2017, EPRT LLC received additional capital contributions from Stonebriar Holdings LLC (“Stonebriar Holdings”) and members of EPRT LLC’s management (“EPRT Management”), and issued four classes of equity units: Class A, Class B, Class C and Class D. The Class A and C units have voting rights while the Class B and D units do not have voting rights. After these equity contributions, the Parent owned approximately 52.3% of EPRT LLC, Stonebriar Holdings owned approximately 45.7% and EPRT Management owned approximately 2.0%.

On December 31, 2017, EPRT LLC reorganized (the “EPRT LLC Reorganization”) and the holders of the Class A, Class B, Class C and Class D units contributed all of their interests in EPRT LLC to a newly formed Delaware LLC, EPRT Holdings, in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. The EPRT LLC Reorganization lacked economic substance as the newly issued units of EPRT Holdings have the same rights and privileges as the previously issued units of EPRT LLC and there was no change in ownership percentages of the individual unitholders. As of December 31, 2017, EPRT LLC became a wholly-owned subsidiary of EPRT Holdings. The EPRT LLC Reorganization was accounted for as a reorganization of entities under common control in the Predecessor’s consolidated financial statements and the assets and liabilities of EPRT LLC was recorded by EPRT Holdings at their historical carrying amounts.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the SEC. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Registration Statement.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2018, the Company held a 68.3% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of that date. As of December 31, 2017, all subsidiaries of the Company were wholly-owned.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments

Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. The Company evaluates each acquisition transaction to determine whether the acquired assets meet the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

The Company allocates the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, site improvements and buildings. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.

The Company may incur various costs in the leasing and development of its properties. Amounts paid to tenants that incentivize them to extend or otherwise amend an existing lease or to sign a new lease agreement are capitalized to lease incentive on the Company’s consolidated balance sheets. Tenant improvements are capitalized to building and improvements within the Company’s consolidated balance sheets. Costs incurred which are directly related to properties under development, which include preconstruction costs essential to the development of the property, development costs, construction costs, interest costs and real estate taxes and insurance, are capitalized during the period of development as construction in progress. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that benefited. Determination of when a development project commences and capitalization begins, and when a development project has reached substantial completion and is available for occupancy and capitalization must cease, involves a degree of judgment.

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Factors the Company considers in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 12 months. The fair value of above- or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases.

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, e.g. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.

Real estate investments that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company’s operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive income for all applicable periods.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the three months ended June 30, 2018 and 2017, the Company recorded $5.7 million and $3.1 million, respectively, of depreciation on its real estate investments. During the six months ended June 30, 2018 and 2017, the Company recorded $10.9 million and $5.6 million, respectively, of depreciation on its real estate investments.

Lease incentives are amortized on a straight-line basis as a reduction of rental income over the remaining non-cancellable terms of the respective leases. In the event that a tenant terminates its lease, the unamortized portion of the lease incentive is charged to rental revenue.

Construction in progress is not depreciated until the development has reached substantial completion.

Tenant improvements are depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter.

Capitalized above-market lease values are amortized on a straight-line basis as a reduction of rental revenue over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are accreted on a straight-line basis as an increase to rental revenue over the remaining non-cancellable terms of the respective leases including any below-market fixed rate renewal option periods.

Capitalized above-market ground lease values are accreted as a reduction of property expenses over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property expenses over the remaining terms of the respective leases and any expected below-market renewal option periods where renewal is considered probable.

The value of in-place leases, exclusive of the value of above-market and below-market lease intangibles, is amortized to depreciation and amortization expense on a straight-line basis expense over the remaining periods of the respective leases.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values, is charged to depreciation and amortization expense, while above- and below-market lease adjustments are recorded within rental revenue in the consolidated statements of operations and comprehensive income.

Loans Receivable

The Company holds its loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any. The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method.

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. As of June 30, 2018, the Company had no allowance for loan losses recorded in its consolidated financial statements. The Company had no loans receivable, and therefore had no allowance for loan losses, as of December 31, 2017.

Direct Financing Lease Receivables

Certain of the Company’s real estate investment transactions are accounted for as direct financing leases. The Company records the direct financing lease receivables at their net investment, determined as the aggregate minimum lease payments and the estimated non-guaranteed residual value of the leased property less unearned income. The unearned income is recognized over the life of the related lease contracts so as to produce a constant rate of return on the net investment in the asset. The Company’s investment in direct financing lease receivables is reduced over the applicable lease term to its non-guaranteed residual value by the portion of rent allocated to the direct financing lease receivables.

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 310 “Receivables” (“ASC 310”) and ASC 840 “Leases” (“ASC 840”). Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 840, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of June 30, 2018 and December 31, 2017, the Company determined that none of its direct financing lease receivables were impaired.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations and comprehensive income because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations and comprehensive income. During the three months ended June 30, 2018 and 2017, the Company recorded a provision for impairment of real estate of $0.9 million  and $0.4 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded a provision for impairment of real estate of $2.8 million and $0.6 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of June 30, 2018 and December 31, 2017, the Company had deposits of $131.4 million and $7.3 million, respectively, of which $131.1 million and $7.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash consists of cash held with the trustee for the Company’s Master Trust Funding Program (as defined in Note 5—Secured Borrowings). This restricted cash is used to make principal and interest payments on the Company’s secured borrowings, to pay trust expenses, and to acquire future real estate investments which will be pledged as collateral under the Master Trust Funding Program. See Note 5—Secured Borrowings for further discussion.

Allowance for Doubtful Accounts

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the accounts receivable and straight-line rent receivable balances are reduced by an allowance for uncollectible accounts on the consolidated balance sheets or a direct write-off of the receivable is recorded in the consolidated statements of operations. The provision for doubtful accounts is included in property expenses in the Company’s consolidated statements of operations and comprehensive income. If the accounts receivable balance or straight-line rent receivable balance is subsequently deemed to be uncollectible, such receivable amounts are written-off to the allowance for doubtful accounts. As of June 30, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts of $0.2 million and $0.1 million, respectively, related to base rent receivable. As of June 30, 2018, the Company had no reserve recorded against straight-line rent receivable and had a $0.1 million reserve recorded against straight-line rent receivable as of December 31, 2017.

Deferred Financing Costs

Financing costs related to the issuance of the Company’s unsecured revolving credit facility are deferred and amortized as an increase to interest expense in the consolidated statements of operations and comprehensive income over the term of the related debt instrument and are reported as an asset on the consolidated balance sheets.

Financing costs related to the issuance of the Company’s secured borrowings under the Master Trust Funding Program are deferred and amortized as an increase to interest expense in the consolidated statements of operations and comprehensive income over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.

Fair Value Measurement

The Company estimates fair value of financial and non-financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Quoted prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3—Unobservable inputs that reflect the Company’s own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

Revenue Recognition

The Company’s rental revenue is primarily related to rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease or the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, the Company records a straight-line rent receivable and recognizes revenue on a straight-line basis through the expiration of the non-cancellable term of the lease. The Company takes into account whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record. Rental revenue from leases with contingent rentals is recognized when changes in the factors on which the contingent payments are based actually occur.

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within accrued liabilities and other payables on the Company’s consolidated balance sheets.

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the three months ended June 30, 2018 and 2017, the Company recorded contingent rent of $0.2 million and $0.5 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded contingent rent of $0.7 million.

Organizational Costs

Costs related to the initial organization of the Company and its subsidiaries are expensed as they are incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

Offering Costs

In connection with the IPO, the Company incurred legal, accounting and other offering-related costs. Such costs have been deducted from the gross proceeds of the IPO upon its completion. As of June 30, 2018 and December 31, 2017, the Company had capitalized $32.1 million and $1.3 million of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of June 30, 2018 (after the completion of the IPO) and are presented within prepaid expenses and other assets as of December 31, 2017 (prior to the completion of the IPO).

Gains and Losses on Dispositions of Real Estate

Gains and losses on dispositions of real estate investments are recorded in accordance with ASC 360-20, Property, Plant and Equipment—Real Estate Sales, and include realized proceeds from real estate disposed of in the ordinary course of business, less their related net book value and less any costs incurred in association with the disposition.

On January 1, 2018, the Company adopted FASB ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), using the modified retrospective transition method. As leasing is the Company’s primary activity, the Company determined that its sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20. The Company recognizes the full gain on the disposition of its real estate investments as the Company (i) has no controlling financial interest in the real estate and (ii) has no continuing interest or obligation with respect to the disposed real estate. The Company re-assessed and determined there were no open contracts or partial sales and, as such, the adoption of ASU 2017-05 (i) did not result in a cumulative adjustment as of January 1, 2018 and (ii) did not have any impact on the Company’s consolidated financial statements.

Income Taxes

EPRT Inc. intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our REIT election, the Company has met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.

From the Predecessor’s commencement of operations on March 30, 2016 through January 31, 2017, the Predecessor and its subsidiaries included in the consolidated financial statements were treated as disregarded entities for U.S. federal and state income tax purposes, and, accordingly, the Predecessor was not subject to entity-level tax. Therefore, until the Predecessor’s issuance of Class A and Class C units on January 31, 2017, the Predecessor’s net income flowed through to the Parent for federal income tax purposes. Following the issuance of Class A and C units, the Predecessor’s net income flowed through to Class A and Class C unitholders for federal income tax purposes. Accordingly, no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements. With regard to state income taxes, the Predecessor was a taxable entity only in certain states that tax all entities, including partnerships.

The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in such jurisdictions. The Company follows a two-step process to evaluate uncertain tax positions. Step one, recognition, occurs when an entity concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Step two, measurement, determines the amount of benefit that is more-likely-than-not to be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.

As of June 30, 2018 and December 31, 2017, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2018 and 2017, the Company did not record any interest or penalties, and there are no interest or penalties accrued at June 30, 2018 and December 31, 2017. The 2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

Equity-Based Compensation

In 2018, EPRT Inc. granted shares of restricted common stock to its directors, executive officers and other employees that vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods, with subsequent remeasurement for any unvested units granted to non-employees.

The Company recognizes compensation expense using the straight-line method based on the terms of the individual grant.

Variable Interest Entities

The FASB provides guidance for determining whether an entity is a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

Following the completion of the Formation Transactions, the Company concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheet as of June 30, 2018.

Reportable Segments

ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment.

Net Income per Share

Basic net income per share of common stock is calculated by dividing net income attributable to stockholders by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be exchanged for cash or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

(dollar amounts in thousands)	Period from June 25, 2018 to June 30, 2018
Numerator:
Net income used in basic net income per share	$223
Net income attributable to non-controlling interests	99
Net income used in diluted net income per share	$322

Denominator:
Weighted average shares outstanding used in basic net income per share	40,976,901
Potentially dilutive securities	19,056,552
Weighted average shares outstanding used in diluted net income per share	60,033,453

Recent Accounting Developments

In May 2014, with subsequent updates in 2015, 2016 and 2017, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which establishes a principles-based approach for accounting for revenue from contracts with customers. The standard does not apply to revenue recognition for lease contracts or to the interest income recognized from direct financing receivables, which together represent substantially all of the Company’s revenue. Such revenues are related to lease contracts with tenants, which currently fall within the scope of ASC Topic 840, and will fall within the scope of ASC Topic 842 upon the adoption of ASU 2016-02 on January 1, 2019 (see below). The Company’s sales of real estate are within the scope of ASU 2017-05 (see above). The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method for transition. The adoption of this new standard did not result in a cumulative effect adjustment as of January 1, 2018 and did not have any impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires lessees (applicable to the Company’s ground lease and corporate office lease obligations) to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Additionally, the new standard and the new revenue recognition guidance (discussed above) will impact how lessors account for lease executory costs (such as property taxes, common area maintenance and utilities). Under the current lease accounting guidance, these payments made by its tenants to third parties are excluded from lease payments and rental revenue. Upon adoption of the new lease accounting standard in 2019, these lease executory cost payments will be accounted for as activities or costs that are not components of the lease contract. As a result, the Company may be required to show these payments made by its tenants on a gross basis (for example, both as property tax expense and as corresponding revenue from the tenant who makes the payment directly to the third party) in its consolidated statements of operations and comprehensive income. Although there is not expected to be any impact to net income or cash flows as a result of a gross presentation, such presentation would have the impact of increasing both reported revenues and property expenses. During July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases (“ASU 2018-11”), which provides another transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components (i.e. common area maintenance and utilities) from the associated lease components (i.e. property taxes), provided that (1) the timing and pattern of transfer are the same for the non-lease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. The Company is currently evaluating ASU 2018-11 including the impact of this change on its financial statement presentation. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). The new guidance requires modified retrospective transition and provides for certain practical expedients. The standard will be effective for the Company on January 1, 2019. The Company has commenced the process of implementing the new leasing standard and has completed an initial inventory and evaluation of its lease contracts as both a lessee and lessor. Future steps to be completed in 2018 include the identification of changes needed to the Company’s processes and systems impacted by the new standard, the implementation of updates and enhancements to the Company’s internal control framework, accounting systems and related documentation surrounding its lease accounting processes and the preparation of any additional disclosures that will be required.

3. Investments

As of June 30, 2018, the Company had investments in 602 property locations, including four developments in progress and two undeveloped land parcels, and a mortgage loan receivable secured by two additional properties. Of these 602 property locations, 588 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 14 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $1.2 billion as of June 30, 2018 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.2 billion, loans and direct financing lease receivables, net, with an aggregate carrying amount of $6.3 million and real estate investments held for sale, net of $7.2 million. As of June 30, 2018, 347 of these investments comprising $618.0 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 5 – Secured Borrowings).

As of December 31, 2017, the Company had investments in 508 property locations, including two developments in progress and two undeveloped land parcels. Of these 508 property locations, 493 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 15 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $939.1 million as of December 31, 2017 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $932.2 million, direct financing lease receivables, net, with an aggregate carrying amount of $2.7 million and net real estate investments held for sale, net of $4.2 million. As of December 31, 2017, 348 of these investments comprising $620.0 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 5 – Secured Borrowings).

Acquisitions in 2018

During the six months ended June 30, 2018, the Company did not have any investments that represented more than 5% of the Company’s total investment activity as of June 30, 2018. The following table presents information about the Company’s acquisition activity during the six months ended June 30, 2018:

(Dollar amounts in thousands)	Total Investments
Ownership type	(1)
Number of properties acquired	112

Allocation of Purchase Price:
Land and improvements	$83,721
Building and improvements	177,502
Construction in progress (2)	8,754
Intangible lease assets	6,010
Assets acquired	275,987

Intangible lease liabilities	(982)
Liabilities assumed	(982)
Purchase price (including acquisition costs)	$275,005

(1)	During the six months ended June 30, 2018, the Company acquired the fee interest in 111 properties and acquired one property subject to a ground lease arrangement.

(2)	Represents amounts incurred at and subsequent to acquisition and includes $0.1 million of capitalized interest expense.

Gross Investment Activity

During the six months ended June 30, 2018 and 2017, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2017	344	$458,667
Acquisitions of and additions to real estate investments	72	235,769
Sales of investments in real estate and direct financing lease receivables	(21)	(15,923)
Provisions for impairment of real estate (1)		(579)
Principal collections on direct financing lease receivables		(44)
Gross investments, June 30, 2017		677,890
Less: Accumulated depreciation and amortization (2)		(14,855)
Net investments, June 30, 2017	395	$663,035

Gross investments, January 1, 2018	508	$939,072
Acquisitions of and additions to real estate investments	112	276,315
Sales of investments in real estate	(16)	(19,301)
Relinquishment of properties at end of ground lease term	(2)	(853)
Provisions for impairment of real estate (3)		(2,781)
Investments in loans receivable		3,632
Principal collections on direct financing lease receivables		(35)
Other		(1,491)
Gross investments, June 30, 2018		1,194,558
Less: Accumulated depreciation and amortization (2)		(36,310)
Net investments, June 30, 2018	602	$1,158,248

(1)

During the six months ended June 30, 2017, the Company identified and recorded provisions for impairment at 3  vacant properties where expected future cash flows from the property, based on quoted market or comparable sales prices, were less than the Company’s carrying value.

(2)	Includes $25.1 million and $8.3 million of accumulated depreciation as of June 30, 2018 and 2017, respectively.
(3)

During the six months ended June 30, 2018, the Company identified and recorded provisions for impairment at 6 vacant and 7 tenanted properties where expected future cash flows from the property, based on quoted market or comparable sales prices, were less than the Company’s carrying value. The amount in the table above excludes approximately $25,000 related to intangible lease liabilities for these assets.

Real Estate Investments

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. Substantially all of the leases are triple-net, which provide that the lessees are responsible for the payment of all property operating expenses, including maintenance, insurance, utilities, property taxes and, if applicable, ground rent expense; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect.

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2018 are as follows:

(in thousands)	Future Minimum Base Rental Receipts
July 1, 2018 - December 31, 2018	$45,180
2019	90,929
2020	91,075
2021	91,718
2022	93,114
Thereafter	1,037,679
Total	$1,449,695

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum base rental payments to be received during the initial non-cancelable lease term only. In addition, the future minimum lease payments exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and exclude increases in annual rent based on future changes in the Consumer Price Index, among other items.

Loans and Direct Financing Lease Receivables

During the six months ended June 30, 2018, the Company entered into two loan receivable arrangements with an aggregate carrying amount of $3.6 million as of June 30, 2018. One of the loans is a mortgage loan secured by land and buildings and improvements on two mortgaged properties. This loan receivable matures in July 2021 and requires monthly payments of interest only with a balloon payment due at maturity. The second loan is a development construction loan which is secured by a mortgage on the building and improvements at the development property. The Company provides periodic funding to the borrower under this arrangement as construction progresses. This loan requires the borrower to make monthly principal and interest payments based on a 40-year amortization schedule with any outstanding principal balance due at maturity or earlier upon the occurrence of certain other events. Both of the Company’s loans receivables allow for prepayments in whole or in part without penalty.

The Company’s loans receivable as of June 30, 2018 are summarized below (dollars in thousands):

(Dollar amounts in thousands)	Interest rate	Maturity date	Principal Outstanding
Mortgage loan receivable	10%	2021	$2,375
Development construction loan receivable (1)	8%	2058	1,257
Net investment			$3,632

(1)

Mortgaged property is subject to a ground lease arrangement with the Company, as landlord, and borrower, as tenant. If the tenant does not exercise its right to renew the ground lease at the end of its initial 15-year term, the balance of the mortgage loan receivable will be forgiven, and the Company will retain title to the mortgaged property.

Scheduled principal payments due to be received under the loans receivable as of June 30, 2018 are as follows:

(in thousands)	Loans receivables
July 1, 2018 - December 31, 2018	$2
2019	3
2020	4
2021	2,379
2022	4
Thereafter	1,240
Total	$3,632

As of June 30, 2018 and December 31, 2017, the Company had $2.7 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Minimum lease payments receivable	4,359	4,518
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,939)	(2,063)
Net investment	$2,690	$2,725

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of June 30, 2018 are as follows:

(in thousands)	Future Minimum Base Rental Payments
July 1, 2018 - December 31, 2018	$161
2019	332
2020	337
2021	340
2022	345
Thereafter	2,844
Total	$4,359

Real Estate Investments Held for Sale

The Company continually evaluates its portfolio of real estate investments and may elect to dispose of investments considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector, or concept/brand). Real estate investments held for sale are expected to be sold to within twelve months.

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the six months ended June 30, 2018. During the six months ended June 30, 2017, no real estate investments were transferred to or from held for sale classification, and no real estate investments were classified as held for sale as of that date.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2017	3	$4,173	$(129)	$4,044
Transfers to held for sale classification	10	13,080	(256)	12,824
Sales	(7)	(10,058)	129	(9,929)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2018	6	$7,195	$(256)	$6,939

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three and six months ended June 30, 2018 and 2017 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income:

	Three months ended June 30,		Six months ended June 30,
State	2018	2017	2018	2017
Georgia	11.5%	12.5%	11.7%	13.0%
Texas	12.9%	12.5%	13.1%	11.8%
Michigan	*	10.3%	*	*

*	State's rental revenue was not greater than 10% of total rental revenue during the period specified.

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$47,556	$7,655	$39,901	$44,738	$6,638	$38,100
Intangible market lease assets	16,759	3,531	13,228	17,715	2,794	14,921
Total intangible assets	$64,315	$11,186	$53,129	$62,453	$9,432	$53,021
Intangible market lease liabilities	$14,748	$2,596	$12,152	$14,824	$2,503	$12,321

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2018, by category and in total, were as follows:

Years Remaining
In-place leases	11.3
Intangible market lease assets	9.0
Intangible market lease liabilities	16.2

Total intangible assets and liabilities	11.7

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Amortization of in-place leases (1)	$1,914	$1,197	$3,143	$2,445
Amortization (accretion) of market lease intangibles, net (2)	118	224	398	434
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(127)	(89)	(268)	(290)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense, net amortization of above- and below-market lease intangibles to rental revenue, and net amortization of above- and below-market ground lease intangibles into property expenses for the next five years:

(in thousands)	July 1 - December 31, 2018	2019	2020	2021	2022
In-place lease assets	$2,289	$4,407	$4,049	$3,868	$3,786
Total to be added to amortization expense	$2,289	$4,407	$4,049	$3,868	$3,786

Above-market lease assets	$(795)	$(1,547)	$(1,330)	$(1,280)	$(1,278)
Below-market lease liabilities	351	693	668	668	666
Net adjustment to rental revenue	$(444)	$(854)	$(662)	$(612)	$(612)

Below-market ground lease assets	$86	$99	$—	$—	$—
Above-market ground lease liabilities	(265)	(381)	(230)	(183)	(180)
Net adjustment to property expenses	$(179)	$(282)	$(230)	$(183)	$(180)

Subsequent to June 30, 2018, the Company acquired 10 real estate investment properties with an aggregate investment (including acquisition-related costs) of $30.5 million, invested $3.9 million in new and ongoing construction in progress, provided $0.3 million of additional construction financing to a tenant through a mortgage note and invested $5.8 million in a mortgage note receivable secured by 9 properties.

Subsequent to June 30, 2018, the Company sold or transferred its investment in 7 real estate properties, including three properties which were classified as held for sale as of June 30, 2018, for an aggregate gross sales price of $9.8 million and incurred $0.4 million of disposition costs related to these transactions.

4. Unsecured Revolving Credit Facility

On June 25, 2018, the Company entered into an agreement with a group of lenders for a senior unsecured revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate initial original principal amount of up to $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were joint lead arrangers of the Revolving Credit Facility, with Barclays Bank PLC acting as administrative agent.

The Revolving Credit Facility has a term of four years with an extension option of up to 12-months exercisable by the Company, subject to certain conditions, and initially bears interest at an annual rate of applicable LIBOR, as defined therein, plus the applicable margin. The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At the Company’s election, on and after receipt of an investment grade corporate credit rating from Standard & Poor’s (“S&P”) or Moody’s Investment Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to the Company’s corporate credit ratings by S&P and/or Moody’s. The Revolving Credit Facility is freely pre-payable at any time and is mandatorily pre-payable if borrowings exceed the borrowing base or the facility limit. The Company may re-borrow amounts paid down, subject to customary borrowing conditions. The Company is required to pay revolving credit fees throughout the term of the Revolving Credit Facility based upon its usage of the Revolving Credit Facility, at a rate which depends on the Company’s usage of the Revolving Credit Facility during the period before it receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, it receives such a rating. The Revolving Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the Revolving Credit Facility by up to $200.0 million.

During the three and six months ended June 30, 2018, the Company did not make any borrowings or repayments under the Revolving Credit Facility. As of June 30, 2018, the Company had no principal balance outstanding under the Revolving Credit Facility and deferred financing costs, net, of $3.5 million related to the Revolving Credit Facility were included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets.

During the three and six months ended June 30, 2018, the Company recorded approximately $13,000 of interest expense related to the Revolving Credit Facility.

The Revolving Credit Facility requires the Company to meet certain financial covenants. The Company was in compliance with all financial covenants and was not in default of any other provisions under the Revolving Credit Facility as of June 30, 2018.

5. Secured Borrowings

In the normal course of business, the Company transfers financial assets in various transactions with Special Purpose Entities (“SPE”) determined to be VIEs, which primarily consist of securitization trusts established for a limited purpose (the “Master Trust Funding Program”). These SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, the Company typically receives cash from the SPE as proceeds for the transferred assets and retains the rights and obligations to service the transferred assets in accordance with servicing guidelines. All debt obligations issued from the VIEs are non-recourse to the Company.

In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheets. For transactions that do not meet the requirements for derecognition and remain on the consolidated balance sheets, the transferred assets may not be pledged or exchanged by the Company.

The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and, therefore, should consolidate the entity based on the variable interests it held both at inception and when there was a change in circumstances that required a reconsideration. The Company has determined that the SPEs created in connection with its Master Trust Funding Program should be consolidated as the Company is the primary beneficiary of each of these entities.

In December 2016, the Company issued its first series of notes under the Master Trust Funding Program, consisting of $263.5 million of Class A Notes and $17.3 million of Class B Notes (“RC Funding 2016-1”). These notes were issued to an affiliate of Eldridge through underwriting agents. Upon issuance of these notes, the combined net proceeds of $273.3 million were deposited directly with the Parent and were presented as a non-cash distribution. RC Funding 2016-1 includes two SPEs formed to hold assets and issue the secured borrowings associated with the securitization.

In July 2017, the Company issued its second series of notes under the Master Trust Funding Program, consisting of $232.4 million of Class A Notes and $15.7 million of Class B Notes (“RC Funding 2017-1”). Of these notes, $75.1 million of the Class A Notes and all of the Class B Notes were issued to an affiliate of Eldridge through underwriting agents. The proceeds received from the issuance of RC Funding 2017-1 were used by the Company to repay short-term notes payable to related parties. RC Funding 2017-1 consists of one SPE formed to hold assets and issue the secured borrowings associated with the securitization.

As of June 30, 2018 and December 31, 2017, the Company had $519.0 million and $522.9 million, respectively, in combined principal outstanding under the notes issued through its Master Trust Funding Program, and had deferred financing costs, net, of $10.2 million and $11.3 million, respectively.

Tenant rentals received on assets transferred to SPEs under the Master Trust Funding Program are sent to the trustee and used to pay monthly principal and interest payments.

The RC Funding 2016-1 notes mature in November 2046, but the terms of the Class A Notes require principal to be paid monthly through November 2021, with a balloon repayment at that time, and the terms of the Class B Notes require no monthly principal payments but require the full principal balance to be paid in November 2021. If the Company does not meet these repayment schedules, the base interest rates on the notes increase by the greater of (i) 5.00% and (ii) the amount by which the sum of the following exceeds the base interest rates on the notes: (a) the yield to maturity of 10-year U.S. treasury securities in November 2021, plus (b) 5.00%, plus (c) 2.73% for the Series A Notes or 3.70% for the Class B Notes. Additionally, in this event, the full amount of any tenant rental payments received on the assets transferred to the securitization would be used to repay principal.

The RC Funding 2016-1 notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 24 months prior to the anticipated repayment date in November 2021 without the payment of a make whole amount. Voluntary prepayments may be made before 24 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount. Interest for RC Funding 2016-1 accrues at a weighted-average interest rate of 4.51%.

The RC Funding 2017-1 notes mature in June 2047, but the terms of the Class A Notes require principal to be paid monthly through June 2024, with a balloon repayment at that time, and the terms of the Class B Notes require no monthly principal payments but require the full principal balance to be paid in June 2024. The RC Funding 2017-1 notes contain similar interest rate escalation provisions as detailed above for RC Funding 2016-1 if these repayment schedules are not met.

The RC Funding 2017-1 notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount. Interest for the RC Funding 2017-1 notes accrues at a weighted-average interest rate of 4.16%.

During the three months ended June 30, 2018 and 2017, the Company recorded $5.6 million and $3.1 million, respectively, of interest expense related to the Master Trust Funding Program. During the six months ended June 30, 2018 and 2017, the Company recorded $11.3 million and $6.3 million, respectively, of interest expense related to the Master Trust Funding Program.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings as of June 30, 2018:

(in thousands)	Future Principal Payments
July 1 - December 31, 2018	$3,857
2019	8,009
2020	8,419
2021	267,558
2022	4,292
Thereafter	226,842
Total	$518,977

The Company was not in default of any provisions under the Master Trust Funding Program as of June 30, 2018 or December 31, 2017.

6. Notes Payable to Related Parties

Until the completion of the IPO, the Company had a secured warehouse line of credit with an affiliate of Eldridge through which it issued short-term notes (the “Warehouse Notes”) and used the proceeds to acquire investments in real estate. The Warehouse Notes accrued interest at a rate equal to LIBOR plus a spread of between 2.14% and 2.55% and matured within one year of the date of issuance.

During the six months ended June 30, 2018, the Company issued 20 Warehouse Notes for a combined $154.0 million. On January 31, 2018, the Company made principal payments on the Warehouse Notes of $50.0 million, repaying three of the Warehouse Notes in full and one of the Warehouse notes in part, prior to maturity. On June 25, 2018, the Company used a portion of the net proceeds from the IPO and the Concurrent Private Placement to repay all 36 of the outstanding Warehouse Notes, with an aggregate outstanding principal amount of $334.0 million, in full, prior to maturity, and had no amounts outstanding related to the Warehouse Notes as of June 30, 2018.

During the six months ended June 30, 2017, the Company issued 14 Warehouse Notes for a combined $293.0 million and one short-term note for $20.0 million payable to a separate affiliate of Eldridge. The $20.0 million short-term note accrued interest at a rate of 8.0%.  During the six months ended June 30, 2017, the Company made separate principal re-payments on one of the Warehouse Notes prior to and at maturity, in the aggregate amount of $103.0 million. As of December 31, 2017, the Company had 19 Warehouse Notes outstanding for a combined $230.0 million.

During the three months ended June 30, 2018 and 2017, the Company recorded $2.5 million and $1.7 million, respectively, of interest expense on notes payable to related parties. During the six months ended June 30, 2018 and 2017, the Company recorded $4.6 million and $1.9 million, respectively, of interest expense on notes payable to related parties.

7. Equity

Stockholders’ Equity

On June 25, 2018, EPRT Inc. completed the IPO and issued 32,500,000 shares of its common stock at an initial public offering price of $14.00 per share. Concurrently with the completion of IPO, EPRT Inc. completed the Concurrent Private Placement and issued 7,785,611 shares of its common stock and 1,142,960 OP Units at a price per share/unit of $14.00 to an affiliate of Eldridge for proceeds of $125.0 million. The issuance and sale of the shares and OP Units in the Concurrent Private Placement were made pursuant to private placement purchase agreements and there were no underwriting discounts or commissions associated with the sales. The OP Units issued to an affiliate of Eldridge are presented as a non-controlling interest in the Company’s consolidated financial statements. See Note 8 – Non-controlling Interests for additional information. The net proceeds to EPRT Inc., after deducting underwriting discounts and commissions and other expenses, from the IPO and the Concurrent Private Placement were $547.9 million.

Additionally, on June 25, 2018, 691,290 shares of restricted common stock were issued to EPRT Inc.’s directors, executive officers and other employees under the Equity Incentive Plan. See Note 9 – Equity Based Compensation for additional information.

As of June 30, 2018, following the completion of the IPO, the Concurrent Private Placement of common stock and the grant of restricted common stock under the Equity Incentive Plan, the purchasers of shares of common stock in the IPO owned 79.3% of the outstanding shares of EPRT Inc.’s common stock, Eldridge owned 19.0% of the outstanding shares of EPRT Inc.’s common stock and the directors, executive officers and other employees that were awarded restricted shares under the Equity Incentive Plan collectively owned the remaining 1.7% of the outstanding shares of EPRT Inc.’s common stock.

As part of the IPO, the underwriters of the IPO were granted an option, exercisable within 30 days from June 20, 2018, to purchase up to an additional 4,875,000 shares of EPRT Inc.’s common stock at the IPO price of $14.00 per share, less underwriting discounts and commissions. On July 20, 2018, the underwriters of the IPO exercised this option in part, and on July 24, 2018, the Company issued an additional 2,772,191 shares of common stock and received an additional $36.5 million in proceeds, net of underwriting discounts. Following the issuance of these additional 2,772,191 shares of common stock, the purchasers of common stock in the IPO own 80.6% of the outstanding shares of EPRT Inc.’s common stock, Eldridge owns 17.8% of the outstanding shares of EPRT Inc.’s common stock and the directors, executive officers and other employees that were awarded restricted shares under the Equity Incentive Plan collectively own the remaining 1.6% of the outstanding shares of EPRT Inc.’s common stock.

Members’ Equity

EPRT LLC was capitalized by the Parent through direct and indirect capital contributions. During the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Parent made direct capital contributions of $288.6 million and made indirect capital contributions of $163.1 million. In January 2017, the Parent made additional indirect capital contributions of $17.3 million. In these indirect capital contributions, the Parent made direct cash payments to sellers of real estate investments acquired by EPRT LLC.

On January 31, 2017, in exchange for Class A units of EPRT LLC, Stonebriar Holdings made a direct equity contribution of $80.0 million and certain members of EPRT Management and certain members of the EPRT LLC’s board of managers made direct equity contributions of $3.7 million. Concurrently, EPRT LLC issued Class C units to the Parent in exchange for the Parent’s retention of an equity investment in EPRT LLC of $91.5 million. The Class A and Class C units were issued at $1,000 per unit and both classes contain liquidation preferences equal to the per unit value of $1,000 plus 8% per annum compounded quarterly.

Additionally, on January 31, 2017, EPRT LLC approved and issued unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and approved and issued unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. See Note 9 – Equity Based Compensation for additional information.

Pursuant to the EPRT Operating Agreement, distributions to unitholders are to be made in the following order and priority:

•

First, to the holders of Class A and Class C units until each holder of these units has first received an amount equal to each class’ yield, as defined in the Operating Agreement, and then until each holder of these units has received an amount equal to each class’ aggregate unreturned class contributions;

•	Next, to the holders of Class B and Class D units in an aggregate amount based on a return threshold defined in the Operating Agreement for each class of units;
•	Then, to the holders of Class B and Class D units in an aggregate amount equal to each class’ unit percentage of distributions, as defined in the Operating Agreement; and
•	Lastly, any remaining amounts to the holders of Class A and Class C units.

Pursuant to the EPRT LLC Operating Agreement, EPRT LLC’s net income or loss is allocated to the holders of the Class A, B, C and D units in a similar manner as the distribution allocation outlined above.

On December 31, 2017, EPRT LLC completed the EPRT LLC Reorganization and the Parent, Stonebriar Holdings, EPRT Management and the holders of Class B and Class D units contributed all of their interests in EPRT LLC to EPRT Holdings, in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. As of such date, EPRT LLC became a wholly-owned subsidiary of EPRT Holdings. Additionally, EPRT Holdings issued a new grant of 500 unvested Class B units to an additional member of EPRT Management on the same date.

On January 31, 2018, Stonebriar Holdings LLC made an additional $50.0 million direct equity contribution to EPRT Holdings. EPRT Holdings used these proceeds to repay $50.0 million of outstanding principal on the Warehouse Notes.

As part of the Formation Transactions, EPRT LLC converted from a Delaware LLC into a Delaware limited partnership, changed its name to Essential Properties, L.P. and became the Operating Partnership. In connection with EPRT LLC’s conversion into a Delaware limited partnership, EPRT Holdings interest in EPRT LLC was converted into 17,913,592 OP Units. The OP Units issued to EPRT Holdings are presented as a non-controlling interest in the Company’s consolidated financial statements. See Note 8 – Non-controlling Interests for additional information.

8. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership and holds a 1.0% general partner interest in the Operating Partnership. The Company contributed the net proceeds from the IPO and the Concurrent Private Placement of common stock to Eldridge to the Operating Partnership and received 40,976,901 OP Units, a 67.3% interest in the Operating Partnership. EPRT Holdings and Eldridge, through the Formation Transactions and the Concurrent Private Placement of OP Units, respectively, directly or indirectly hold 17,913,592 and 1,142,960 OP Units, representing 29.8% and 1.9% interests in the Operating Partnership, respectively. The OP Units held by EPRT Holdings and Eldridge are presented as non-controlling interests in the Company’s consolidated financial statements.

A holder of OP Units has the right to distributions and has the right to exchange OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. No distributions were made to holders of OP Units during the three and six months ended June 30, 2018.

9. Equity Based Compensation

2018 Incentive Plan

Effective immediately prior to the initial closing of the IPO, the Company adopted the Equity Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, performance awards and LTIP units. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. A maximum of 3,550,000 shares may be issued under the Equity Incentive Plan, subject to certain conditions.

On June 25, 2018, an aggregate of 691,290 shares of restricted common stock was issued to the Company’s directors, executive officers and other employees under the Equity Incentive Plan. Of these awards,15,484 shares of restricted common stock vest on the first anniversary of the date of grant and 675,806 shares of restricted stock vest ratably on the first, second and third anniversaries of the date of grant, subject to the individual’s continued provision of service to the Company through the applicable vesting dates.

The following table presents information about the restricted common stock awards during the six months ended June 30, 2018:

2018 Equity Incentive Plan
Unvested restricted common stock outstanding, January 1, 2018	—
Granted	691,290
Vested	—
Forfeited	—
Unvested restricted common stock outstanding, June 30, 2018	691,290

The Company estimated the grant date fair value of the unvested restricted common stock awards granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the grant date. The Company determined that the grant date fair value of the restricted common stock awards was $13.68 per share. The Company recorded approximately $45,000 of compensation expense as a component of general and administrative expense related to the restricted common stock awards during the three and six months ended June 30, 2018.

As of June 30, 2018, there was $9.4 million of total unrecognized compensation cost related to restricted common stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.9 years from June 30, 2018.

Unit Based Compensation

On January 31, 2017, EPRT LLC approved the issuance of Class B and Class D units and issued 8,050 unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and issued 3,000 unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. The Class B and Class D units vest in five equal installments, beginning on March 30, 2017 and on each anniversary thereof through March 30, 2021. The holders of vested Class B units can put the Class B units to the Company beginning on the seventh (7th) anniversary of the commencement of EPRT LLC’s operations.

On December 31, 2017, the holders of Class B and Class D units contributed all of their interests in EPRT LLC to EPRT Holdings in the EPRT LLC Reorganization in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. The EPRT LLC units were exchanged on a one-for-one basis for equivalent units in EPRT Holdings with the same vesting conditions, distribution rights, priority and income allocation rights, among others. Additionally, EPRT Holdings issued a new grant of 500 unvested Class B units to an additional member of EPRT Management on the same date. The Class B units granted on December 31, 2017 vest in five equal installments beginning on May 1, 2018 and on each anniversary thereof through May 1, 2022 and have similar put rights as the Class B units granted on January 31, 2017.

Following the completion of the Formation Transactions, the Class B and Class D unitholders continue to hold vested and unvested interests in EPRT Holdings and, indirectly, the OP Units held by EPRT Holdings.

The following table presents information about the unvested Class B and Class D units during the six months ended June 30, 2018 and 2017:

	Class B Units	Class D Units	Total
Unvested units outstanding, January 1, 2017	—	—	—
Granted	8,050	3,000	11,050
Vested	(1,610)	(600)	(2,210)
Forfeited	—	—	—
Unvested units outstanding, June 30, 2017	6,440	2,400	8,840

Unvested units outstanding, January 1, 2018	6,940	2,400	9,340
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested units outstanding, June 30, 2018	5,230	1,800	7,030

The Company estimated the grant date fair value of the unvested Class B and Class D awards granted to employees on January 31, 2017 and the fair value of the Class D awards granted to non-employees as of June 30, 2018 and June 30, 2017 using a Black-Scholes valuation model. The Company's assumptions for expected volatility were based on daily historical volatility data related to market trading of publicly traded companies that invest in similar types of real estate as the Company, plus an adjustment to account for differences in the Company’s leverage compared to the publicly traded companies. The risk-free interest rate assumptions were determined by using U.S. treasury rates of the same period as the expected vesting term of each award. The marketability discounts were calculated using a Finnerty Model.

The Company determined that the grant date per unit fair value of the unvested Class B and Class D units granted on January 31, 2017 was $323.65 and $152.16, respectively. As of June 30, 2018 and 2017, the Company determined that the per unit fair value of the Class D units granted to non-employees on January 31, 2017 was $79.09 and $582.31, respectively.

During the three months ended June 30, 2018 and 2017, the Company recorded $0.1 million and $0.2 million, respectively, of compensation expense as a component of general and administrative expense related to the Class B and Class D units in the Company’s consolidated statements of operations and comprehensive income. During the six months ended June 30, 2018 and 2017, the Company recorded $0.3 million and $0.4 million, respectively, of compensation expense as a component of general and administrative expense related to the Class B and Class D units in the Company’s consolidated statements of operations and comprehensive income.

As of June 30, 2018, there was $2.3 million and $0.3 million of total unrecognized compensation cost related to the Class B and Class D units, respectively, and the Company had a liability of approximately $30,000 for unvested Class D units granted to non-employees, which is recorded within accrued liabilities and other payables in the Company’s consolidated balance sheets. As of December 31, 2017, there was $2.7 million and $0.8 million of total unrecognized compensation cost related to the Class B and Class D units, respectively, and the Company had a liability of $0.2 million for unvested Class D units granted to non-employees. The unrecognized compensation expense for Class B and Class D units is expected to be recognized over a weighted average period of 2.8 years from June 30, 2018.

The per unit fair value of unvested Class B and Class D units was estimated using the following assumptions as of the respective valuation dates:

	Valuation Date
	June 30, 2018	June 30, 2017	January 31, 2017
Volatility	20%	35%	40%
Risk free rate	2.33%	1.38%	1.30%
Marketability discount	25%	20%	30%

10. Commitments and Contingencies

The Company leases office space in Princeton, New Jersey. The Company is obligated under a non-cancelable operating lease for this space through December 2018. During the three months ended June 30, 2018 and 2017, the Company recorded $0.1 million and approximately $45,000, respectively, of rent expense related to this operating lease within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income. During the six months ended June 30, 2018 and 2017, the Company recorded $0.1 million of rent expense related to this operating lease within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income. This lease has no contingent rental arrangements and the Company does not have any options to renew this lease. In February 2018, the Company entered into a new lease agreement for 13,453 square feet of office space in West Windsor Township, New Jersey. The lease has a seven year term and contains provisions for two five-year renewal periods at the Company’s option. The lease has an estimated commencement date of December 15, 2018 and a rent commencement date of January 1, 2019. Initial annualized base rent due under the terms of the lease will be $0.5 million, with annual escalations in base rent of $0.50 per square foot per year.

As of June 30, 2018 and December 31, 2017, the Company was a lessee under long-term, non-cancelable ground leases accounted for as operating leases at 14 and 15 real estate properties, respectively, where the Company did not acquire the fee simple interest in the land. At five of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations and comprehensive income. During the three months ended June 30, 2018 and 2017, the Company recorded $0.1 million and $0.2 million, respectively, of ground rent expense within property expenses in the Company’s consolidated statements of operations and comprehensive income. During the six months ended June 30, 2018 and 2017, the Company recorded $0.3 million of ground rent expense within property expenses in the Company’s consolidated statements of operations and comprehensive income. The Company’s ground leases do not contain contingent rental arrangements and, as of June 30, 2018, four of the ground leases escalate based on fixed schedules, with the remaining 10 ground leases containing no rental escalation provisions. As of June 30, 2018, the Company’s ground leases have remaining non-cancelable lease terms of between eight months and 5.9 years, and five of the ground leases are renewable at the Company’s option for periods of up to 20 years.

As of June 30, 2018, the future minimum base cash rental payments due from the Company under the office and ground leases where the Company is responsible for payment and the future minimum base cash rental payments under the ground leases where the Company’s tenants are responsible for payment over the next five years and thereafter are as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
July 1 - December 31, 2018	$344	$243	$587
2019	925	492	1,417
2020	793	328	1,121
2021	681	331	1,012
2022	669	327	996
Thereafter	1,749	26	1,775
Total	$5,161	$1,747	$6,908

As of June 30, 2018, the Company has remaining future commitments of $2.3 million to provide construction financing to a tenant through a mortgage note at one property and $10.7 million to reimburse its tenants at four properties for development and construction costs incurred and paid directly by the tenant.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s results of operations.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the three months ended June 30, 2018 and 2017, the matching contributions made by the Company totaled approximately $33,000 and approximately $13,000, respectively. During the six months ended June 30, 2018 and 2017, the matching contributions made by the Company totaled $0.1 million and approximately $45,000, respectively.

Employment Agreements

The Company has employment agreements with its executive officers. These employment agreements have an initial term of four years, with automatic one-year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. In the event an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.

11. Fair Value Measurements

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures regularly and, depending on various factors, it is possible that an asset or liability may be classified differently from period to period. However, the Company expects that changes in classifications between levels will be rare.

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within prepaid expenses and other assets, notes payable to related party and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of June 30, 2018, the Company’s secured borrowings had an aggregate carrying value of $519.0 million (excluding net deferred financing costs of $10.2 million) and an estimated fair value of $523.9 million. As of December 31, 2017, the Company’s secured borrowings had an aggregate carrying value of $522.9 million (excluding net deferred financing costs of $11.3 million) and an estimated fair value of $527.9 million.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Non-financial assets:
Long-lived assets	$6,243	$6,243	$—	$—	$6,243

December 31, 2017
Non-financial assets:
Long-lived assets	$5,817	$5,817	$—	$—	$5,817

Long-lived assets:    The Company reviews its investments in real estate when events or circumstances change indicating that the carrying amount of an asset may not be recoverable. In the evaluation of an investment in real estate for impairment, many factors are considered, including estimated current and expected operating cash flows from the asset during the projected holding period, costs necessary to extend the life or improve the asset, expected capitalization rates, projected stabilized net operating income, selling costs, and the ability to hold and dispose of the asset in the ordinary course of business.

Quantitative information about Level 3 fair value measurements as of June 30, 2018 was as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Vacant property—Indianapolis, IN (1)	$299	Sales comparison approach	Binding Sales Contract	$325
Vacant property—Allegan, MI (1)	$141	Sales comparison approach	Binding Sales Contract	$165
Vacant property—Huntingdon, TN	$35	Sales comparison approach	Comparable sales prices	$35
Vacant property—Detroit, MI	$140	Sales comparison approach	Non-binding Sales Contract	$140
Convenience store—Carthage, TX (1)	$1,172	Sales comparison approach	Binding Sales Contract	$1,228
Family Dining restaurant - North Port, FL (1)	$2,351	Sales comparison approach	Binding Sales Contract	$2,462
Family Dining restaurant - Brattleboro, VT	$45	Discounted cash flow approach	N/A	N/A
Family Dining restaurant - Royal Palm Beach, FL (1)	$2,060	Sales comparison approach	Binding Sales Contract	$2,154

(1)	Fair value is net of $0.3 million of estimated disposition costs as these assets are classified as held for sale within the Company’s consolidated balance sheets as of June 30, 2018.

12. Related-Party Transactions

During the six months ended June 30, 2018 and 2017, an affiliate of Eldridge provided certain treasury and information technology services to the Company. Additionally, during the first three months of 2017, the Manager provided certain administrative services to the Company. The Manager charged the Company a flat monthly fee for its services based on the estimated cost incurred in the provision of the services, and the fee was reviewed by the Company’s management and determined to be reasonable. The Company incurred $0.1 million of expense for these services during the six months ended June 30, 2017, which is included in general and administrative expense in the Company’s consolidated statements of operations and comprehensive income, and incurred a de minimis amount during the three months ended June 30, 2017 and the three and six months ended June 30, 2018. The costs for the services provided by the affiliate of Eldridge and the Manager would likely be different if such services were provided by unrelated parties.

During the three and six months ended June 30, 2018 and 2017, the Company issued and repaid short-term notes to an affiliate of Eldridge. See Note 6 – Notes Payable to Related Parties for additional information.

13. Subsequent Events

The Company has evaluated all events and transactions that occurred after June 30, 2018 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed elsewhere in these notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context indicates otherwise. Essential Properties Realty Trust LLC (“EPRT LLC”), formerly known as SCF Realty Capital LLC, together with EPRT Holdings LLC (“EPRT Holdings”), are referred to as the “Predecessor”.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our business and growth strategies, investment and leasing activities and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters are intended to identify forward-looking statements. Discussions of strategy, plans or intentions of management can also identify forward-looking statements.

Forward-looking statements involve numerous risks and uncertainties and should not be relied on as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general business and economic conditions;
•	continued volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the CPI;
•

other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;

•	availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;
•	ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•	the degree and nature of our competition;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	access to debt and equity capital markets;
•	fluctuating interest rates;
•	availability of qualified personnel and our ability to retain our key management personnel;
•	changes in, or the failure or inability to comply with, government regulation, including Maryland laws;
•	failure to qualify for taxation as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•

additional factors discussed in the sections entitled “Business and Properties,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus.

Overview

We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have a diversified portfolio that focuses on properties leased to tenants in businesses such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness. We acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

We were organized on January 12, 2018 as a Maryland corporation and intend to qualify to be taxed as a REIT beginning with our taxable year ending December 31, 2018. On June 25, 2018, we completed our initial public offering (the “IPO”) of 32,500,000 shares of our common stock, $0.01 par value per share, at an initial public offering price of $14.00 per share for total gross proceeds of $455.0 million, pursuant to a registration statement on Form S-11 (File No. 333-225215) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). Our common stock trades on the New York Stock Exchange under the ticker symbol “EPRT”.

Additionally, on June 20, 2018, through a series of formation transactions (the “Formation Transactions”), EPRT LLC converted from a Delaware limited liability company (“LLC”) into a Delaware limited partnership, changed its name to Essential Properties, L.P. (the “Operating Partnership”) and became our subsidiary. Prior to the completion of the Formation Transactions, EPRT LLC was a wholly-owned subsidiary of EPRT Holdings and EPRT Holdings received 17,913,592 units of limited partnership interest in the Operating Partnership (“OP Units”) in connection with EPRT LLC’s conversion into a Delaware limited partnership. Essential Properties OP G.P., LLC, our wholly-owned subsidiary, became the sole general partner of the Operating Partnership and holds a 1.0% general partnership interest.

Concurrent with the completion of the IPO, we received an additional $125.0 million investment from an affiliate of Eldridge Industries, LLC (“Eldridge”) in private placements (the “Concurrent Private Placement”) of 7,785,611 shares of our common stock and 1,142,960 OP Units. We contributed the net proceeds from the IPO and the Concurrent Private Placement of common stock to Eldridge to the Operating Partnership and received 40,976,901 OP Units. Following the completion of the IPO, the Formation Transactions and the Concurrent Private Placement, we held a 68.3% ownership interest in the Operating Partnership, with EPRT Holdings and Eldridge holding 29.8% and 1.9% ownership interests in the Operating Partnership, respectively. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

On June 22, 2018, we registered an additional 3,550,000 shares of common stock, $0.01 par value per share, reserved for issuance under our 2018 Incentive Award Plan (the “Equity Incentive Plan”), pursuant to a registration statement on Form S-8 (File No. 333-225837), filed with the SEC under the Securities Act. On June 25, 2018, we issued 691,290 shares of restricted common stock to our directors, executive officers and other employees pursuant to the Equity Incentive Plan.

As part of the IPO, the underwriters of the IPO were granted the option, exercisable within 30 days from June 20, 2018, to purchase up to an additional 4,875,000 shares of our common stock at the IPO price of $14.00 per share, less underwriting discounts and commissions (the “Option to Purchase Additional Shares”). On July 20, 2018, the underwriters exercised a portion of the Option to Purchase Additional Shares, and, on July 24, 2018, we issued an additional 2,772,191 shares of common stock at the IPO price of $14.00 per share and received an additional $36.5 million in proceeds, net of underwriting discounts.

Subsequent to the IPO, the Concurrent Private Placement of common stock to Eldridge and the grant of restricted common stock under the Equity Incentive Plan, the purchasers of shares of common stock in the IPO owned 79.3% of the outstanding shares of common stock, Eldridge owned 19.0% of the outstanding shares of our common stock and the directors, executive officers and other employees that have been awarded shares under the Equity Incentive Plan owned the remaining 1.7% of the outstanding shares of our common stock. After the issuance of common stock through the Option to Purchase Additional Shares, purchasers of shares of our common stock in the IPO own 80.6% of the outstanding shares of our common stock, Eldridge owns 17.8% of the outstanding shares of our common stock and the directors, executive officers and other employees that have been awarded shares under the Equity Incentive Plan own the remaining 1.6% of the outstanding shares of our common stock.

We generally lease our properties to a single tenant on a triple-net long-term lease basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent, we receive from the tenants that occupy our properties. As of June 30, 2018, we had a portfolio of real estate investments at 604 properties (inclusive of two undeveloped land parcels and two properties which secure our investment in a mortgage loan receivable) that was diversified by tenant, industry and geography, had annualized base rent of $90.4 million, and was 99.3% occupied.

Substantially all of our leases provide for periodic contractual rent escalations. As of June 30, 2018, leases contributing 96.5% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 5% annually, with a weighted average annual escalation equal to 1.5% of base rent. As of June 30, 2018, leases contributing 93.5% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are single-tenant properties, all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2018, the weighted average remaining term of our leases was 14.3 years (based on annualized base rent), excluding renewal options that have not been exercised, with 3.4% of our annualized base rent attributable to leases expiring prior to January 1, 2023. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of June 30, 2018, 68.6% of our annualized base rent was attributable to master leases, where we have acquired multiple properties from a seller and leased them back to the seller under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

Consistent with our intent to elect to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2018, we believe that we are organized and operate in a manner that will allow us to qualify as a REIT, and we intend to continue operating in such a manner.

Liquidity and Capital Resources

We seek to acquire real estate with a combination of debt and equity capital and with cash from operations that will not otherwise be distributed to our stockholders. Prior to the IPO, equity capital needed for our real estate investments had been provided to us by Eldridge, our primary institutional capital provider. Subsequent to the IPO, we added public equity capital to our initial private institutional equity capital to facilitate our growth and provide potential liquidity for our current capital provider. Additionally, we used the net proceeds from the IPO and the Concurrent Private Placement to repay promissory notes issued to an affiliate of Eldridge, which had been our primary source of debt capital prior to the IPO. Historically, upon accumulating a sufficiently large and diverse pool of real estate, we have generally refinanced this debt through the issuance of long-term, fixed-rate debt through our Master Trust Funding Program (the “Master Trust Funding Program,” as further described below).

In June 2018, we entered into a revolving credit facility that will be available to fund our short-term debt capital requirements (the “Revolving Credit Facility,” as further described below). Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Additionally, future sources of debt capital may include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at June 30, 2018, the Revolving Credit Facility, and our access to long-term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

By seeking to match the expected cash inflows from our long-term real estate leases with the expected cash outflows of our long-term fixed-rate debt, we seek to “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt payments. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. Although we are not required to maintain a particular leverage ratio, we generally intend to target, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash held for the benefit of lenders) that is less than six times our EBITDAre, as defined below.

As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. As of June 30, 2018, our nearest significant debt maturity was $274.4 million of notes issued under the Master Trust Funding Program, which mature in November 2046 but require monthly principal and interest payments through October 2021, with a balloon principal payment of $259.5 million due in November 2021.

As of June 30, 2018, we had $1.2 billion of net investments in our investment portfolio, consisting of investments in 604 property locations (including two vacant land parcels and two properties which secure our investment in a mortgage note receivable), with annualized base rent of $90.4 million. Substantially all of our cash from operations is generated by our investment portfolio.

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant. As of June 30, 2018, four of our property locations were vacant and not subject to a lease (excluding two undeveloped land parcels), which represents a 99.3% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. From time to time, we may also sell properties that no longer meet our long-term investment objectives.

Our short-term liquidity requirements also include the funding needs associated with four of our properties where we have agreed to reimburse the tenant for certain development costs in exchange for contractually specified rent that generally increases in proportion with our funding. As of June 30, 2018, we had agreed to reimburse development costs in an aggregate amount of $29.2 million. As of June 30, 2018, we had funded approximately $18.5 million of this commitment and we expect to fund the balance of such commitment by December 31, 2018. Additionally, as of August 8, 2018, we were under contract to acquire 29 properties with an aggregate purchase price of $57.3 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily from cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including borrowings under the Revolving Credit Facility, net cash from operating activities, future financings, working capital, proceeds from select sales of our properties and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.

To qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income excluding capital gains. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions, the availability and attractiveness of the terms of which cannot be assured.

Description of Certain Debt

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate outstanding principal balance of $519.0 million as of June 30,

2018. The Notes are secured by all assets owned by the Master Trust Issuers. Pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee), we provide property management services with respect to the mortgaged properties and service the related leases.

Beginning in 2016, two series of Notes were issued under the program: (1) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), with an aggregate outstanding principal balance of $274.4 million as of June 30, 2018 and (2) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $244.6 million as of June 30, 2018. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of June 30, 2018, we had pledged 347 properties, with a net investment amount of $631.3 million, as collateral under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

Absent a plan to issue additional long-term debt through the Master Trust Funding Program, we are not required to add assets to, or substitute collateral in, the existing collateral pool. We can voluntarily elect to substitute assets in the collateral pool, subject to meeting prescribed conditions that are designed to protect the collateral pool by requiring the substitute assets to be of equal or greater measure in attributes such as: the asset’s fair value, monthly rent payments, remaining lease term and weighted average coverage ratios. In addition, we can sell underperforming assets and reinvest the proceeds in better performing properties. Any substitutions and sales are subject to an overall limitation of 35% of the collateral pool which is typically reset at each new issuance unless the substitution or sale is credit- or risk-based, in which case there are no limitations.

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended June 30, 2018, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $5.0 million on cash collections of $14.2 million, which represents an overall ratio of cash collections to debt service of approximately 1.55 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2016-1 Notes mature in November 2046 and have a weighted average annual interest rate of 4.51% as of June 30, 2018. However, the anticipated repayment date for the Series 2016-1 Notes is November 2021, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.16% as of June 30, 2018. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

The Series 2016-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 24 months prior to the anticipated repayment date in November 2021 without the payment of a make whole amount. Voluntary prepayments may be made before 24 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount.

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount.

An event of default will occur if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in compliance with the material covenants contained in the documents evidencing the

Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of June 30, 2018, we were in material compliance with all such covenants.

As of June 30, 2018, total debt payments for the remainder of 2018 are $3.9 million, all of which relates to scheduled amortization of principal on the Notes issued under the Master Trust Funding Program. We expect to meet these repayment requirements primarily through our net cash from operating activities.

Unsecured Revolving Credit Facility

On June 25, 2018, we entered into the Revolving Credit Facility with a group of lenders which provides senior unsecured revolving credit in the maximum aggregate initial original principal amount of up to $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA, each an affiliate of an underwriter in the IPO, were joint lead arrangers, with Barclays Bank PLC acting as administrative agent.

The Revolving Credit Facility has a term of four years with an extension option of up to 12-months exercisable by us, subject to certain conditions, and initially bears interest at an annual rate of applicable LIBOR plus the applicable margin. The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At our election, on and after receipt of an investment grade corporate credit rating from Standard & Poor’s (“S&P”) or Moody’s Investment Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. The Revolving Credit Facility is freely pre-payable at any time and will be mandatorily pre-payable if borrowings exceed the borrowing base or the facility limit. We may re-borrow amounts paid down, subject to customary borrowing conditions. We are required to pay revolving credit fees throughout the term of the Revolving Credit Facility based upon our usage of the Revolving Credit Facility, at a rate which depends on our usage of the Revolving Credit Facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. However, there can be no assurance that we will receive an investment grade corporate rating from S&P and/or Moody’s. The Revolving Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the facility by up to $200.0 million.

The Operating Partnership is the borrower under the facility, and we and each of our subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the facility. We are subject to financial covenants under the facility, including maintaining: a limitation on total consolidated leverage of not more than 60% of our total consolidated assets with a step up on two non-consecutive occasions to 65%, at our election, for two consecutive quarters each following a material acquisition; a consolidated fixed charge coverage ratio of at least 1.50x; a consolidated tangible net worth of at least 75% of our tangible net worth at the date of the facility plus 75% of future net equity proceeds; a consolidated secured leverage ratio of not more than 50% of our total consolidated assets; a secured recourse debt ratio of not more than 10% of our total consolidated assets; an unencumbered leverage ratio of not more than 60% of our consolidated unencumbered assets with a step up on two non-consecutive occasions to 65%, at our election, for two consecutive quarters each following a material acquisition; and an unencumbered interest coverage ratio of at least 1.75x. Additionally, the Revolving Credit Facility restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to qualify or maintain our qualification as a REIT. The Revolving Credit Facility contains certain covenants that, subject to exceptions, limits or restricts our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

Cash Flows

The following discussion of changes in cash flows includes the results of the Company and the Predecessor collectively for the periods presented.

Comparison of the Six Months Ended June 30, 2018 and the Six Months Ended June 30, 2017

As of June 30, 2018, we had $131.4 million of cash and cash equivalents and $8.6 million of restricted cash as compared to $3.8 million and $6.7 million, respectively, as of June 30, 2017.

Cash Flows for the Six Months Ended June 30, 2018

During the six months ended June 30, 2018, net cash provided by operating activities was $13.6 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to a net income adjusted for non-cash items of $16.1 million (net income of $4.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of investments, net, straight-line rent receivable, equity-based compensation and allowance for doubtful accounts, of $11.5 million) and a decrease in prepaid expenses and other assets of $1.0 million. These cash inflows were partially offset by a $3.6 million decrease in accrued liabilities and other payables.

Net cash used in investing activities during the six months ended June 30, 2018 was $257.1 million. Our net cash used in investing activities is generally used to fund property acquisitions, the development of our construction in progress, investments in loans receivable and, to a limited extent, capital expenditures, offset by cash provided from the disposition of real estate and principal collections on our direct financing receivables. The cash used in investing activities included $266.3 million to acquire investments in real estate, $8.8 million to fund construction in progress, $3.6 million of investments in loans receivable and $0.3 million for capital expenditures subsequent to acquisition. These cash outflows were partially offset by $21.5 million of proceeds from sales of investments, net of disposition costs, approximately $35,000 of principal collections on our direct financing receivables and a decrease of $0.3 million in deposits on prospective real estate investments.

Net cash provided by financing activities of $364.2 million during the six months ended June 30, 2018 related to cash inflows of $427.7 million from the issuance of common stock in the IPO, $109.0 million from the Concurrent Private Placement of common stock, $16.0 million from the Concurrent Private Placement of OP Units, $154.0 million from the issuance of notes payable to related parties and $50.0 million of capital contributions to the Predecessor. These cash inflows were partially offset by the payment of $1.3 million of IPO costs, $384.0 million of payments of principal on notes payable to related parties, $4.0 million of repayments of secured borrowing principal and the payment of $3.3 million of deferred financing costs related to the Revolving Credit Facility.

Cash Flows for the Six Months Ended June 30, 2017

During the six months ended June 30, 2017, net cash provided by operating activities was $9.7 million. Cash inflows related to a net income adjusted for non-cash items of $8.9 million (net income of $2.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of investments, net, straight-line rent receivable and equity based compensation, of $6.3 million) and an increase in accrued liabilities and other payables of $0.8 million. These cash inflows were partially offset by a $0.1 million decrease in prepaid expenses and other assets.

Net cash used in investing activities during the six months ended June 30, 2017 was $201.9 million. The cash used in investing activities included $216.4 million to acquire investments in real estate, an increase of $0.1 million paid for deposits on prospective real estate investments, $1.7 million to fund construction in progress and approximately $48,000 for capital expenditures subsequent to acquisition. These cash outflows were partially offset by $16.3 million of proceeds from sales of investments, net of disposition costs, and approximately $44,000 of principal collections on our direct financing lease receivables.

Net cash provided by financing activities of $190.8 million during the six months ended June 30, 2017 related to cash inflows of $313.0 million from the issuance of notes payable to related parties, $83.7 million of capital contributions in the Predecessor and $0.3 million of refunded deferred financing costs. These cash inflows were partially offset by $103.0 million of payments of principal on notes payable to related parties, $101.2 million of equity distributions by the Predecessor and $1.9 million of repayments of secured borrowing principal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

The following table provides information with respect to our commitments as of June 30, 2018.

	Payment due by period
(in thousands)	Total	July 1 - December 31, 2018	2019 - 2020	2021 - 2022	Thereafter
Secured Borrowings—Principal	$518,977	$3,857	$16,428	$271,850	$226,842
Secured Borrowings—Fixed Interest (1)	99,481	11,249	44,137	30,103	13,992
Tenant Construction Reimbursement Obligations (2)	10,709	10,709	—	—	—
Operating Lease Obligations (3)	6,908	587	2,538	2,008	1,775
Total	$636,075	$26,402	$63,103	$303,961	$242,609

(1)	Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.
(2)

Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.

(3)	Includes $1.7 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

We intend to elect to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2018; accordingly, we generally will not be subject to federal income tax, provided we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.

Critical Accounting Policies and Estimates

Our accounting policies are determined in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements.

Real Estate Investments

Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired assets meet the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

We allocate the purchase price of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, site improvements and buildings. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.

We may incur various costs in the leasing and development of our properties. Amounts paid to tenants that incentivize them to extend or otherwise amend an existing lease or to sign a new lease agreement are capitalized to lease incentive on our consolidated balance sheets. Tenant improvements are capitalized to building and improvements within our consolidated balance sheets. Costs incurred which are directly related to properties under development, which include preconstruction costs essential to the development of the property, development costs, construction costs, interest costs and real estate taxes and insurance, are capitalized during the period of development as construction in progress. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that benefited. Determination of when a development project commences and capitalization begins, and when a development project has reached substantial completion and is available for occupancy and capitalization must cease, involves a degree of judgment.

The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Factors we consider in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 12 months. The fair value of above- or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases.

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, e.g. location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, we consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.

Real estate investments that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive income for all applicable periods.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements.

Lease incentives are amortized on a straight-line basis as a reduction of rental income over the remaining non-cancellable terms of the respective leases. In the event that a tenant terminates its lease, the unamortized portion of the lease incentive is charged to rental revenue.

Construction in progress is not depreciated until the development has reached substantial completion.

Tenant improvements are depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter.

Capitalized above-market lease values are amortized on a straight-line basis as a reduction of rental revenue over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are accreted on a straight-line basis as an increase to rental revenue over the remaining non-cancellable terms of the respective leases including any below-market fixed rate renewal option periods.

Capitalized above-market ground lease values are accreted as a reduction of property expenses over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property expenses over the remaining terms of the respective leases and any expected below-market renewal option periods where renewal is considered probable.

The value of in-place leases, exclusive of the value of above-market and below-market lease intangibles, is amortized to depreciation and amortization expense on a straight-line basis expense over the remaining periods of the respective leases.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values, is charged to depreciation and amortization expense, while above- and below-market lease adjustments are recorded within rental revenue in the consolidated statement of operations and comprehensive income.

Loans Receivable

We hold our loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any. We recognize interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method.

We periodically evaluate the collectability of our loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of our allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs.

Direct Financing Lease Receivables

Certain of our real estate investment transactions are accounted for as direct financing leases. We record the direct financing lease receivables at their net investment, determined as the aggregate minimum lease payments and the estimated non-guaranteed residual value of the leased property less unearned income. The unearned income is recognized over the life of the related lease contracts so as to produce a constant rate of return on the net investment in the asset. Our investment in direct financing lease receivables is reduced over the applicable lease term to its non-guaranteed residual value by the portion of rent allocated to the direct financing lease receivables.

If and when an investment in direct financing lease receivables is identified for impairment evaluation, we will apply the guidance in both the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310 “Receivables” (“ASC 310”) and ASC 840 “Leases” (“ASC 840”). Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable we, as the lessor, will be unable to collect all rental payments associated with our investment in the direct financing lease receivable. Under ASC 840, we review the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, we determine whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by us as a loss in the period in which the estimate is changed.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations and comprehensive income because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations and comprehensive income.

Allowance for Doubtful Accounts

We continually review receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the accounts receivable and straight-line rent receivable balances are reduced by an allowance for uncollectible accounts on the consolidated balance sheets or a direct write-off of the receivable is recorded in the consolidated statements of operations. The provision for doubtful accounts is included in property expenses in our consolidated statements of operations and comprehensive income. If the accounts receivable balance or straight-line rent receivable balance is subsequently deemed to be uncollectible, such receivable amounts are written-off to the allowance for doubtful accounts.

Revenue Recognition

Our rental revenue is primarily related to rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease or the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, we record a straight-line rent receivable and recognize revenue on a straight-line basis through the expiration of the non-cancellable term of the lease. We take into account whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record. Rental revenue from leases with contingent rentals is recognized when changes in the factors on which the contingent payments are based actually occur.

We defer rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within accrued liabilities and other payables on our consolidated balance sheets.

Certain properties in our investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, we recognize contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached.

Gains and Losses on Dispositions of Real Estate

Gains and losses on dispositions of real estate investments are recorded in accordance with ASC 360-20, Property, Plant and Equipment—Real Estate Sales, and include realized proceeds from real estate disposed of in the ordinary course of business, less their related net book value and less any costs incurred in association with the disposition.

On January 1, 2018, we adopted ASU 2017-05, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), using the modified retrospective transition method. As leasing is our primary activity, we determined that our sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20. We recognize the full gain on the disposition of our real estate investments as we (i) have no controlling financial interest in the real estate and (ii) have no continuing interest or obligation with respect to the disposed real estate. We re-assessed and determined there were no open contracts or partial sales and, as such, the adoption of ASU 2017-05 (i) did not result in a cumulative adjustment as of January 1, 2018 and (ii) did not have any impact on our consolidated financial statements.

Income Taxes

We intend to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income.

From the Predecessor’s commencement of operations on March 30, 2016 through January 31, 2017, the Predecessor and its subsidiaries included in the consolidated financial statements were treated as disregarded entities for U.S. federal and state income tax purposes, and, accordingly, the Predecessor was not subject to entity-level tax. Therefore, until the Predecessor’s issuance of Class A and Class C units on January 31, 2017, the Predecessor’s net income flowed through to SCF Funding LLC, its initial sole member, for federal income tax purposes. Following the issuance of Class A and C units, the Predecessor’s net income flowed through to Class A and Class C unitholders for federal income tax purposes. With regard to state income taxes, the Predecessor was a taxable entity only in certain states that tax all entities, including partnerships.

We analyze our tax filing positions in all of the U.S. federal, state and local tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in such jurisdictions. We follow a two-step process to evaluate uncertain tax positions. Step one, recognition, occurs when an entity concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Step two, measurement, determines the amount of benefit that is more-likely-than-not to be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.

Equity-Based Compensation

In 2018, we granted shares of restricted common stock to our directors, executive officers and other employees that vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. We account for the restricted common stock and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods, with subsequent remeasurement for any unvested units granted to non-employees.

We recognize compensation expense using the straight-line method based on the terms of the individual grant.

Variable Interest Entities

The FASB provides guidance for determining whether an entity is a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

Following the completion of the Formation Transactions, we concluded that the Operating Partnership is a VIE of which we are the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of our assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on our consolidated balance sheet as of June 30, 2018.

Recently Issued Accounting Pronouncements

In May 2014, with subsequent updates in 2015, 2016 and 2017, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which establishes a principles-based approach for accounting for revenue from contracts with customers. The standard does not apply to revenue recognition for lease contracts or to the interest income recognized from direct financing receivables, which together represent substantially all of our revenue. Such revenues are related to lease contracts with tenants, which currently fall within the scope of ASC Topic 840 and will fall within the scope of ASC Topic 842 upon the adoption of ASU 2016-02 on January 1, 2019 (see below). Our sales of real estate are within the scope of ASU 2017-05 (see above). We adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method for transition. The adoption of this new standard did not result in a cumulative effect adjustment as of January 1, 2018 and did not have any impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires lessees (applicable to our ground lease and corporate office lease obligations) to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Additionally, the new standard and the new revenue recognition guidance (discussed above) will impact how lessors account for lease executory costs (such as property taxes, common area maintenance and utilities). Under the current lease accounting guidance, these payments made by its tenants to third parties are excluded from lease payments and rental revenue. Upon adoption of the new lease accounting standard in 2019, these lease executory cost payments will be accounted for as activities or costs that are not components of the lease contract. As a result, the Company may be required to show these payments made by its tenants on a gross basis (for example, both as property tax expense and as corresponding revenue from the tenant who makes the payment directly to the third party) in its consolidated statements of operations and comprehensive income. Although there is not expected to be any impact to net income or cash flows as a result of a gross presentation, such presentation would have the impact of increasing both reported revenues and property expenses. The FASB recently decided to add additional guidance to the standard to address the accounting treatment for these payments; we will evaluate this additional guidance as it becomes available and continue to assess the impact of this potential change in presentation. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. ASU 2016-02 supersedes the previous lease standard, Leases (Topic 840). The new guidance requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The standard will be effective for us on January 1, 2019. We have commenced the process of implementing the new leasing standard and have completed an initial inventory and evaluation of our lease contracts as both a lessee and lessor. Future steps to be completed in 2018 include the identification of changes needed to our processes and systems impacted by the new standard, the implementation of updates and enhancements to our internal control framework, accounting systems and related documentation surrounding our lease accounting processes and the preparation of any additional disclosures that will be required.

Our Real Estate Investment Portfolio

As of June 30, 2018, we had a portfolio of 604 properties, including two undeveloped land parcels and two properties that secure our investment in a mortgage loan receivable, that was diversified by tenant, industry and geography and had annualized base rent of $90.4 million. Our 134 tenants operate 136 different concepts in 15 industries across 41 states. None of our tenants represented more than 5.8% of our portfolio at June 30, 2018, and our top ten largest tenants represented 38.6% of our annualized base rent as of that date.

Diversification by Concept and Tenant

As of June 30, 2018, our top ten tenants included ten different concepts: Captain D’s, Art Van Furniture, Mister Car Wash, Zips Car Wash, AMC Theatres, Malvern School, R-Stores, Latitude Fitness, Perkins and 84 Lumber. Our 604 properties are operated by our 134 tenants. The following table details information about our tenants and the related concepts as of June 30, 2018 (dollars in thousands):

					Weighted	Weighted
				% of	Average	Average
		Number Of	Annualized	Annualized	Lease	Annual Rent
Tenant(1)	Concept	Properties (2)	Base Rent (3)	Base Rent	Term (4)	Escalations (4)
Captain D's, LLC (5)	Captain D's	76	$5,246	5.8%	5.1	1.25%
AVF Parent, LLC	Art Van Furniture	5	4,394	4.8%	18.8	(7)
Car Wash Partners, Inc.	Mister Car Wash	13	4,115	4.5%	18.8	1.94%
Zips Car Wash, LLC	Zips Car Wash	15	3,784	4.2%	19.3	1.50%
American Multi-Cinema, Inc. (6)	AMC	5	3,488	3.9%	7.0	0.82% (8)
Malvern School Properties, LP	Malvern School	13	3,084	3.4%	15.0	2.00%
Riiser Fuel Holdings, LLC	R-Store	26	2,929	3.2%	18.6	1.38%
Spellman Inc., Grossi & Denisco Inc. and John Grossi	Latitude Fitness	3	2,668	3.0%	20.0	1.50%
Perkins & Marie Callender's, LLC	Perkins	14	2,606	2.9%	9.0	3.73%
Magerko Real Estate, LLC	84 Lumber	19	2,591	2.9%	19.1	1.50%
Top 10 Subtotal		189	34,905	38.6%	14.6	1.49%
Other		415	55,481	61.4%	14.1	1.49%
Total/Weighted Average (4)		604	$90,386	100.0%	14.3	1.49%

(1)	Represents tenant or guarantor.
(2)	Includes two properties which secure our investment in a mortgage loan receivable.
(3)

Represents annualized contractually specified cash base rent and interest in effect on June 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

(4)	Weighted by annualized base rent.
(5)	Includes two properties leased to a subsidiary of Captain D’s, LLC.
(6)	Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
(7)

Escalation provision based on the lesser of a specified percentage or the change in the CPI. As any future increase in CPI is unknowable at this time, we have not included an increase in the rent pursuant to these leases in the weighted average annual escalation rate presented.

(8)	In lieu of fixed annual rent escalations, leases at each of these properties provide for contingent rent based on a percentage of the tenant’s gross sales at the leased property.

As of June 30, 2018, our five largest tenants, who contributed 23.2% of our annualized base rent, had a rent coverage ratio of 2.8x, and our ten largest tenants, who contributed 38.6% of our annualized base rent, had a rent coverage ratio of 2.7x.

Diversification by Concept

Our tenants operate their businesses across 136 concepts. The following table details those concepts as of June 30, 2018 (dollars in thousands):

		Annualized	% of
		Base	Annualized	Number of	Building
Concept	Type of Business	Rent (1)	Base Rent	Properties (2)	(Sq. Ft.)
Captain D's	Service	$5,412	6.0%	78	201,212
Art Van Furniture	Retail	4,394	4.8%	5	284,713
Mister Car Wash	Service	4,115	4.5%	13	54,621
Zips Car Wash	Service	3,784	4.2%	15	58,511
AMC	Experience	3,488	3.9%	5	240,672
Applebee's	Service	3,354	3.7%	20	103,401
The Malvern School	Service	3,084	3.4%	13	149,781
R-Store	Service	2,929	3.2%	26	106,870
Latitude Sport Clubs	Experience	2,668	3.0%	3	102,525
Perkins	Service	2,606	2.9%	14	75,367
Top 10 Subtotal		35,834	39.6%	192	1,377,673
Other		54,552	60.4%	406	3,523,408
Total		$90,386	100.0%	598	4,901,081

(1)

Represents annualized contractually specified cash base rent and interest in effect on June 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

(2)	Excludes four vacant properties and two undeveloped land parcels.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of June 30, 2018 (dollars in thousands):

		Annualized	% of
	Type of	Base	Annualized	Number of	Building	Rent Per
Tenant Industry	Business	Rent (1)	Base Rent	Properties (2)	(Sq. Ft.)	Sq. Ft. (3)
Quick Service	Service	$12,646	14.0%	177	471,255	$27.23
Car Washes	Service	9,637	10.7%	37	151,496	63.62
Casual Dining	Service	7,895	8.7%	58	336,558	23.88
Automotive Service	Service	6,114	6.8%	46	333,952	18.62
Family Dining	Service	3,650	4.0%	23	123,316	29.60
Medical / Dental	Service	7,751	8.6%	63	334,070	22.52
Convenience Stores	Service	9,063	10.0%	83	305,067	29.71
Early Childhood Education	Service	9,271	10.3%	39	422,336	21.56
Other Services	Service	3,025	3.3%	19	156,393	19.03
Service Subtotal		69,052	76.4%	545	2,634,443	$26.25
Movie Theatres	Experience	4,119	4.6%	6	293,206	14.05
Health and Fitness	Experience	6,607	7.3%	14	465,751	14.19
Entertainment	Experience	1,244	1.4%	3	93,532	13.30
Experience Subtotal		11,970	13.3%	23	852,489	$14.04
Home Furnishings	Retail	6,457	7.1%	9	466,777	13.83
Grocery Retail	Retail	316	0.3%	2	50,416	6.27
Retail Subtotal		6,773	7.4%	11	517,193	$13.10
Building Materials	Other	2,591	2.9%	19	896,956	2.89
Total		$90,386	100.0%	598	4,901,081	$18.41

(1)

Represents annualized contractually specified cash base rent and interest in effect on June 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

(2)	Excludes four vacant properties and two vacant land parcels.
(3)	Excludes properties under construction and properties with no annualized base rent.

As of June 30, 2018, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.1x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.6x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 5.5x.

Diversification by Geography

Our 604 property locations are spread across 41 states. The following table details the geographical locations of our properties as of June 30, 2018 (dollars in thousands):

		% of
	Annualized	Annualized	Number of	Building
State	Base Rent (1)	Base Rent	Properties	(Sq. Ft.)
Texas	$9,861	10.9%	59	645,082
Georgia	9,004	10.0%	67	357,817
Michigan	6,523	7.2%	28	397,795
Florida	5,646	6.2%	42	292,096
Alabama	5,585	6.2%	41	412,950
Wisconsin	4,691	5.2%	35	192,072
Pennsylvania	3,340	3.7%	17	158,362
Ohio	3,241	3.6%	21	430,118
Tennessee	3,216	3.6%	29	159,752
New York	3,089	3.4%	32	78,882
Top 10 Subtotal	54,197	60.0%	371	3,124,926
Other	36,189	40.0%	233	1,792,085
Total	$90,386	100.0%	604	4,917,011

(1)

Represents annualized contractually specified cash base rent and interest in effect on June 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

Lease Expirations

As of June 30, 2018, the weighted average remaining term of our leases was 14.3 years (based on annualized base rent), with only 3.4% of our annualized base rent attributable to leases expiring prior to January 1, 2023. The following table sets forth our lease expirations for leases in place as of June 30, 2018 (dollars in thousands):

				Weighted
	Annualized	% of Annualized	Number of	Average Rent
Lease Expiration Year (1)	Base Rent (2)	Base Rent	Properties (3)	Coverage Ratio (4)
2018	$129	0.1%	1	3.5	x
2019	686	0.7%	11	2.8	x
2020	904	1.0%	10	3.0	x
2021	900	1.0%	13	3.6	x
2022	434	0.5%	4	3.8	x
2023	6,756	7.5%	79	3.3	x
2024	2,118	2.3%	18	2.4	x
2025	155	0.2%	4	4.2	x
2026	1,328	1.5%	6	2.1	x
2027	10,118	11.2%	56	2.5	x
2028	2,232	2.5%	13	2.9	x
2029	420	0.5%	3	4.4	x
2030	1,754	1.9%	29	4.4	x
2031	4,409	4.9%	23	3.1	x
2032	11,551	12.8%	75	2.8	x
2033	7,525	8.3%	35	2.4	x
2034	2,742	3.0%	22	2.4	x
2035	—	—	—	—
2036	1,978	2.2%	21	2.3	x
2037	23,049	25.5%	113	3.0	x
2038	10,642	11.8%	59	2.2	x
2039	555	0.6%	2	2.6	x
Total	$90,386	100.0%	597	2.8	x

(1)	Expiration year of contracts in place as of June 30, 2018, excluding any tenant option renewal periods that have not been exercised.
(2)

Represents annualized contractually specified cash base rent and interest in effect on June 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

(3)	Excludes four vacant properties, two vacant land parcels and one site with a lease that has not commenced as of June 30, 2018.
(4)	Weighted by annualized base rent.

Results of Operations

The following discussion includes the results of the Company’s and the Predecessor’s operations collectively for the periods presented.

Comparison of the Three Months Ended June 30, 2018 and the Three Months Ended June 30, 2017

	Three months ended June 30,
	2018	2017	Change	%
Revenues:
Rental revenue	$21,548	$12,670	$8,878	70.1%
Interest income on loans and direct financing lease receivables	89	82	7	8.5%
Other revenue	56	565	(509)	-90.1%
Total revenues	21,693	13,317	8,376	62.9%

Expenses:
Interest	8,634	5,160	3,474	67.3%
General and administrative	2,987	2,331	656	28.1%
Property expenses	380	479	(99)	-20.7%
Depreciation and amortization	7,611	4,305	3,306	76.8%
Provision for impairment of real estate	907	428	479	111.9%
Total expenses	20,519	12,703	7,816	61.5%
Income before income tax expense	1,174	614	560	91.2%
Income tax expense	87	35	52	148.6%
Income before gain on dispositions of real estate	1,087	579	508	87.7%
Gain on dispositions of real estate, net	2,412	1,468	944	64.3%
Net income	3,499	2,047	1,452	70.9%
Net income attributable to non-controlling interests	(99)	—	(99)
Net income attributable to stockholders and members	$3,400	$2,047	$1,353

Revenues

Rental revenue. Rental revenue increased by $8.9 million to $21.5 million for the three months ended June 30, 2018 as compared to $12.7 million for the three months ended June 30, 2017. The increase in rental revenue was primarily due to our acquisition of 168 properties during the period from July 1, 2017 to March 31, 2018, which provided $6.3 million of additional rental revenue between the comparison periods. Additionally, our acquisition of 84 and 37 properties during the three months ended June 30, 2018 and 2017, respectively, provided an additional $2.4 million and $1.3 million of rental revenue, respectively, between the comparison periods. These increases in rental revenue were partially offset by a $1.1 million reduction in rental revenue between comparison periods due to the sale of 44 and 14 properties during the period from July 1, 2017 to June 30, 2018 and the three months ended June 30, 2017, respectively.

Interest income on loans and direct financing receivables. Interest income on loans and direct financing receivables increased by approximately $7,000 to $0.1 million for the three months ended June 30, 2018. This increase was due to an increase in interest income on loans receivable of approximately $27,000 during the six months ended June 30, 2018 due to our initial investment in loans receivable during the period, partially offset by a decrease in interest income on direct financing leases due to the termination of two direct financing leases during the three months ended June 30, 2017.

Other revenue. Other revenue decreased by $0.5 million to $0.1 million for the six months ended June 30, 2018. The decrease in other revenue was primarily due to the receipt of $0.6 million of lease termination fees from former tenants during the three months ended June 30, 2017. No lease termination income was recorded during the three months ended June 30, 2018. This decrease in lease termination income was partially offset by a $0.1 million increase in interest income related to a higher average daily balance in interest-bearing bank accounts and new expense reimbursement income on two properties that were acquired in September 2017.

Expenses

Interest. Interest expense increased by $3.5 million to $8.6 million for the three months ended June 30, 2018 as compared to $5.2 million for the three months ended June 30, 2017. The increase in interest expense was primarily due to $2.5 million of additional interest expense from having notes issued under our Master Trust Funding Program in July 2017 outstanding during the three months ended June 30, 2018, $0.8 million of additional interest expense related to a higher average daily balance in notes payable to related parties issued to finance acquisitions and $0.2 million of additional non-cash interest expense from the amortization of deferred financing costs.

General and administrative. General and administrative expenses increased $0.7 million to $3.0 million for the three months ended June 30, 2018 as compared to $2.3 million for the three months ended June 30, 2017. This increase in general and administrative expenses was primarily due to increases in personnel costs, accounting fees and other costs required to support our growing real estate investment portfolio.

Property expenses. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Property expenses decreased by $0.1 million to $0.4 million for the three months ended June 30, 2018 as compared to $0.5 million for the three months ended June 30, 2017. The decrease in property costs was primarily due to a reduction in real estate taxes and maintenance costs of $0.1 million during the six months ended June 30, 2018 as we continued to divest of vacant properties from our portfolio, partially offset by an increase in loss on uncollectible accounts.

Depreciation and amortization. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $3.3 million to $7.6 million for the three months ended June 30, 2018 as compared to $4.3 million for the three months ended June 30, 2017. The increase in depreciation and amortization expense during the three months ended June 30, 2018 was due to the inclusion of three months of depreciation and amortization expense for properties acquired during the period from July 1, 2017 to March 31, 2018, which added $1.9 million of additional depreciation and amortization expense, $0.3 million of additional depreciation and amortization expense recorded during the three months ended June 30, 2018 on properties that were acquired during the three months ended June 30, 2017, $0.6 million of additional depreciation recorded on properties that were acquired during the three months ended June 30, 2018 and $1.2 million of accelerated amortization on ground leases that could not be renewed. These increases were partially offset by a reduction of $0.7 million of depreciation and amortization expense on properties that we disposed during the period from April 1, 2017 to June 30, 2018.

Provision for impairment of real estate. Impairment charges on real estate investments were $0.9 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018, we recorded a provision for impairment of real estate at eight of our real estate investments compared to one real estate investments during the three months ended June 30, 2017. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Income tax expense. Income tax expense increased to $0.1 million for the three months ended June 30, 2018 as compared to approximately $35,000 for the three months ended June 30, 2017. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The increase in income tax expense was primarily due to the continued growth of our real estate investment portfolio and our expansion into new jurisdictions where we are subject to taxation.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $0.9 million to $2.4 million for the three months ended June 30, 2018 as compared to $1.5 million for the three months ended June 30, 2017. The increase in gain on dispositions of real estate was primarily due to our disposition of 12 real estate properties at more favorable prices during the three months ended June 30, 2018 compared to our disposition of 14 real estate properties during the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and the Six Months Ended June 30, 2017

	Six months ended June 30,
(in thousands)	2018	2017	Change	%
Revenues:
Rental revenue	$41,623	$22,678	$18,945	83.5%
Interest income on loans and direct financing lease receivables	159	165	(6)	-3.6%
Other revenue	113	571	(458)	-80.2%
Total revenues	41,895	23,414	18,481	78.9%

Expenses:
Interest	16,911	8,875	8,036	90.5%
General and administrative	6,343	4,275	2,068	48.4%
Property expenses	727	689	38	5.5%
Depreciation and amortization	14,079	8,087	5,992	74.1%
Provision for impairment of real estate	2,756	579	2,177	376.0%
Total expenses	40,816	22,505	18,311	81.4%
Income before income tax expense	1,079	909	170	18.7%
Income tax expense	117	42	75	178.6%
Income before gain on dispositions of real estate	962	867	95	11.0%
Gain on dispositions of real estate, net	3,645	1,762	1,883	106.9%
Net income	4,607	2,629	1,978	75.2%
Net income attributable to non-controlling interests	(99)	—	(99)
Net income attributable to stockholders and members	$4,508	$2,629	$1,879

Revenues

Rental revenue. Rental revenue increased by $18.9 million to $41.6 million for the six months ended June 30, 2018 as compared to $22.7 million for the six months ended June 30, 2017. The increase in rental revenue was primarily due to our acquisition of 140 properties during the period from July 1, 2017 to December 31, 2017, which provided $12.8 million of additional rental revenue between the comparison periods. Additionally, our acquisition of 112 and 72 properties during the six months ended June 30, 2018 and 2017, respectively, provided an additional $3.0 million and $5.3 million of rental revenue, respectively, between the comparison periods. These increases in rental revenue were partially offset by a $2.2 million reduction in rental revenue between comparison periods due to the sale of 44 and 21 properties during the period from July 1, 2017 to June 30, 2018 and the six months ended June 30, 2017, respectively.

Interest income on loans and direct financing receivables. Interest income on loans and direct financing receivables decreased by approximately $6,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Interest income on direct financing receivables decreased by approximately $41,000 for the six months ended June 30, 2018, primarily due to the termination or sale of two direct financing leases during the period from July 1, 2017 to December 31, 2017. This decrease was partially offset by an increase in interest income on loans receivable of approximately $35,000 during the six months ended June 30, 2018 due to our initial investment in loans receivable during the period.

Other revenue. Other revenue decreased by $0.5 million to $0.1 million for the six months ended June 30, 2018. The decrease in other revenue was primarily due to the receipt of $0.6 million of lease termination fees from former tenants during the six months ended June 30, 2017. No lease termination income was recorded during the six months ended June 30, 2018. This decrease in lease termination income was partially offset by a $0.1 million increase in interest income related to a higher average daily balance in interest-bearing bank accounts and new expense reimbursement income on two properties that were acquired in September 2017.

Expenses

Interest. Interest expense increased by $8.0 million to $16.9 million for the six months ended June 30, 2018 as compared to $8.9 million for the six months ended June 30, 2017. The increase in interest expense was primarily due to $5.0 million of additional interest expense from having notes issued under our Master Trust Funding Program in July 2017 outstanding during the six months ended June 30, 2018, a $2.7 million increase in interest expense related to a higher average daily balance in notes payable to a related party issued to finance acquisitions and $0.4 million of additional non-cash interest expense from the amortization of deferred financing costs. These increases were offset by the capitalization of additional interest costs of $0.1 million on our construction in progress.

General and administrative. General and administrative expenses increased by $2.1 million to $6.3 million for the six months ended June 30, 2018 as compared to $4.3 million for the six months ended June 30, 2017. This increase in general and administrative expenses was primarily due to increases in personnel costs, accounting fees and other costs required to support our growing real estate investment portfolio.

Property expenses. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Property expenses increased by approximately $38,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in property costs was primarily due to an increase in loss on uncollectible accounts of $0.1 million, partially offset by a reduction in real estate taxes and maintenance costs of $0.1 million during the six months ended June 30, 2018 as we continued to divest of vacant properties from our portfolio.

Depreciation and amortization. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $6.0 million to $14.1 million for the six months ended June 30, 2018 as compared to $8.1 million for the six months ended June 30, 2017. The increase during the six months ended June 30, 2018 was due to the inclusion of six months of depreciation and amortization expense for properties acquired during the period from July 1, 2017 to December 31, 2017, which added $3.7 million of additional depreciation and amortization expense, $0.8 million of additional depreciation and amortization expense recorded during the six months ended June 30, 2018 on properties that were acquired during the six months ended June 30, 2018, $1.4 million of additional depreciation recorded on properties that were acquired during the six months ended June 30, 2017 and $1.3 million of accelerated amortization on ground leases that could not be renewed. These increases were partially offset by a reduction of $1.2 million of depreciation and amortization expense on properties that we disposed during the period from April 1, 2017 to June 30, 2018.

Provision for impairment of real estate. Impairment charges on real estate investments were $2.8 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we recorded a provision for impairment of real estate at 13 of our real estate investments compared to three real estate investments during the six months ended June 30, 2017. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Income tax expense. Income tax expense increased to $0.1 million for the six months ended June 30, 2018 as compared to approximately $42,000 for the six months ended June 30, 2017. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The increase in income tax expense was primarily due to the continued growth of our real estate investment portfolio and our expansion into new jurisdictions where we are subject to taxation.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $1.9 million to $3.6 million for the six months ended June 30, 2018 as compared to $1.8 million for the six months ended June 30, 2017. The increase in gain on dispositions of real estate was primarily due to our disposition of 18 real estate properties at more favorable prices during the six months ended June 30, 2018 compared to our disposition of 21 real estate properties during the six months ended June 30, 2017.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs. We also present our earnings before interest, taxes and depreciation and amortization for real estate (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), net debt, net operating income (“NOI”) and cash NOI (“Cash NOI”), all of which are non-GAAP financial measures. We believe these measures are useful to investors in assessing our operating performance and borrowing levels.

FFO and AFFO do not include all items of revenue and expense included in net income, nor do they represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales (which are dependent on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions).

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash and certain other revenues and expenses such as straight-line rental revenue, amortization of deferred financing costs, amortization of capitalized lease incentives and above- and below-market lease-related intangibles, capitalized interest expense, non-cash compensation and transaction costs. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by other non-cash and certain other revenues or expenses.

FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$3,499	$2,047	$4,607	$2,629
Depreciation and amortization of real estate	7,610	4,304	14,077	8,086
Provision for impairment of real estate	907	428	2,756	579
Gain on dispositions of real estate	(2,412)	(1,468)	(3,645)	(1,762)
FFO attributable to stockholders and members and non-controlling interests	9,604	5,311	17,795	9,532
Adjustments:
Straight-line rental revenue, net	(1,867)	(1,020)	(3,517)	(1,960)
Non-cash interest expense	589	380	1,165	758
Non-cash compensation expense	169	233	347	399
Amortization of market lease-related intangibles	(8)	135	130	144
Amortization of capitalized lease incentives	39	34	77	67
Capitalized interest expense	(83)	(44)	(136)	(75)
Transaction costs	18	—	26	—
AFFO attributable to stockholders and members and non-controlling interests	$8,461	$5,029	$15,887	$8,865

We calculate EBITDA as earnings before interest expense, taxes and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and real estate impairment losses. We present EBITDA and EBITDAre as they are measures commonly used in our industry and we believe that these measures are useful to investors and analysts because they provide important supplemental information concerning our operating performance exclusive of certain non-cash items and other costs.

EBITDA and EBITDAre are not measurements of financial performance under GAAP, and our EBITDA and EBITDAre may not be comparable to similarly titled measures of other companies. You should not consider EBITDA and EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

We use EBITDA and EBITDAre as measures of our operating performance and not as measures of liquidity. The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$3,499	$2,047	$4,607	$2,629
Depreciation and amortization	7,611	4,305	14,079	8,087
Interest expense	8,634	5,160	16,911	8,875
Income tax expense	87	35	117	42
EBITDA attributable to stockholders and members and non-controlling interests	19,831	11,547	35,714	19,633
Provision for impairment of real estate	907	428	2,756	579
Gain on dispositions of real estate	(2,412)	(1,468)	(3,645)	(1,762)
EBITDAre attributable to stockholders and members and non-controlling interests	$18,326	$10,507	$34,825	$18,450

Net debt represents our gross debt (defined as total debt plus deferred financing costs, net) less cash and cash equivalents and restricted cash deposits held for the benefit of lenders. We believe excluding cash and cash equivalents and restricted cash deposits held for the benefit of lenders from gross debt, both of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid, which we believe is a beneficial disclosure to investors and analysts.

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	June 30, 2018	December 31, 2017
Secured borrowings, net of deferred financing costs	$508,821	$511,646
Notes payable to related party	—	230,000
Total debt	508,821	741,646
Deferred financing costs, net	10,156	11,290
Gross debt	518,977	752,936
Cash and cash equivalents	(131,387)	(7,250)
Restricted cash deposits held for the benefit of lenders	(8,611)	(12,175)
Net debt	$378,979	$733,511

NOI and Cash NOI are non-GAAP financial measures used by us to evaluate the operating performance of our real estate. NOI is equal to total revenues less property expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net income or loss. Cash NOI further excludes non-cash items included in total revenues and property expenses, such as straight-line rental revenue and amortization of capitalized lease incentives and above- and below-market lease-related intangibles. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measurements of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures of other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$3,499	$2,047	$4,607	$2,629
Interest expense	8,634	5,160	16,911	8,875
General and administrative expense	2,987	2,331	6,343	4,275
Depreciation and amortization	7,611	4,305	14,079	8,087
Provision for impairment of real estate	907	428	2,756	579
Income tax expense	87	35	117	42
Gain on dispositions of real estate	(2,412)	(1,468)	(3,645)	(1,762)
NOI attributable to stockholders and members and non-controlling interests	21,313	12,838	41,168	22,725
Straight-line rental revenue, net	(1,867)	(1,020)	(3,517)	(1,960)
Amortization of capitalized lease incentives	39	34	77	67
Amortization of market lease-related intangibles	(8)	135	130	144
Cash NOI attributable to stockholders and members and non-controlling interests	$19,477	$11,987	$37,858	$20,976

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over time, we generally seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances through our Master Trust Funding Program. We expect to incur debt that bears interest at floating rates in connection with our operations, including to fund future acquisitions, under the Revolving Credit Facility. As of June 30, 2018, we had an aggregate outstanding principal balance of $519.0 million on our consolidated indebtedness, consisting solely of borrowings issued under the Master Trust Funding Program, which bears interest at a weighted average fixed rate of 4.35% per annum as of such date. Therefore, an increase or decrease in interest rates would result in no increase or decrease in our interest expense.

We will be subject to interest rate risk on amounts that we may borrow from time to time under the Revolving Credit Facility. We are also exposed to interest rate risk between the time we enter into a sale-leaseback transaction or acquire a leased property and the time we finance the related real estate with long-term fixed-rate debt. In addition, when our long-term debt matures, we may have to refinance the real estate at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control. Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. To address this risk, we seek to minimize the time period between acquisition of the real estate and the ultimate financing of that real estate with long-term fixed-rate debt. Additionally, our long-term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity. While we have not done so to date, we may, in the future, use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not intend to use derivative instruments for trading or speculative purposes.

In addition to amounts that we may borrow under the Revolving Credit Facility, we may incur variable rate debt in the future. Additionally, decreases in interest rates may lead to increased competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

In the event interest rates rise significantly or there is an economic downturn, tenant defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results.

Fair Value of Debt

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of June 30, 2018:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$518,977	$523,905

(1)	Excludes net deferred financing costs of $10.2 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, we may be party to various lawsuits, claims or other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Item 1A. Risk Factors.

For a discussion of the most significant factors that may adversely affect us, see the information under the heading “Risk Factors” in the prospectus dated June 20, 2018, relating to the IPO, filed with the SEC in accordance with Rule 424(b) under the Securities Act, on June 22, 2018, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in such prospectus. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with our formation and initial capitalization, on January 17, 2018, we issued 100 shares of our common stock, $0.01 par value per share, to an affiliate, EPRT Holdings, for an aggregate purchase price of $100. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act. These shares were repurchased by the Company in connection with the IPO for an aggregate purchase price of $100.

Concurrently with the completion of the IPO on June 25, 2018, an affiliate of Eldridge purchased (i) 7,785,611 shares of our common stock; and (ii) 1,142,960 OP Units at a price per share and per unit equal to the initial public offering price per share of common stock in the IPO of $14.00. The OP Units are redeemable for cash or, at our election, shares of our common stock on a one-for-one basis, beginning one year after the issuance of such units. The Company received cash proceeds of $109.0 million from the sale of the 7,785,611 shares of our common stock and the Operating Partnership received cash proceeds of $16.0 million from the sale of the 1,142,960 OP Units. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act. No underwriters were involved in these transactions, and no underwriting discounts or commissions were paid.

Use of Proceeds from Registered Securities

Our Registration Statement relating to the IPO registered common stock, $0.01 par value per share, with a maximum aggregate offering price of up to $635,375,000. The Registration Statement was declared effective by the SEC on June 20, 2018. We sold a total of 32,500,000 shares of common stock in the IPO for gross proceeds of $455.0 million. The IPO was completed on June 25, 2018. The joint book-running managers of the IPO were Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC. The co-managers of the IPO were RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., Evercore Group L.L.C. and Ladenburg Thalmann & Co. Inc.

The proceeds that we received from the IPO were $427.7 million, net of the underwriting discounts of $27.3 million. We also incurred other expenses related to the IPO, in addition to the underwriting discounts, of $4.8 million. All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. The net proceeds from the IPO, together with the proceeds from the sale of 7,785,611 shares of common stock to an affiliate of Eldridge in the Concurrent Private Placement of common stock, were contributed to the Operating Partnership in exchange for a 68.3% interest in the Operating Partnership.

Through June 30, 2018, we used a portion of the net proceeds from the IPO to repay short-term notes, with an aggregate principal balance of $334.0 million, issued to an affiliate of Eldridge and to make real estate investments totaling $86.1 million (including acquisition-related costs). Subsequent to June 30, 2018, we deployed the remaining net proceeds from the IPO for real estate investments. On July 24, 2018, we issued 2,772,191 shares of common stock pursuant to the partial exercise of an option to purchase up to 4,875,000 additional shares of common stock that we granted to the underwriters in connection with the IPO, and we received proceeds of $36.5 million, net of the underwriting discounts. We intend to use such net proceeds for general corporate purposes, including potential future investments. We hold cash balances in short-term, interest-bearing, investment-grade securities, money market accounts or other investments that are consistent with our intention to qualify as a REIT.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

3.2	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.1	Agreement of Limited Partnership of Essential Properties, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.2

Stockholders Agreement among Essential Properties Realty Trust, Inc. and the persons named therein, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.3

Registration Rights Agreement among Essential Properties Realty Trust, Inc. and the persons named therein, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.4

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Paul T. Bossidy, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.5

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Daniel P. Donlan, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.6

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Joyce DeLucca, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.7

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Scott A. Estes, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.8

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Todd J. Gilbert, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.9

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Hillary P. Hai, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

Exhibit Number	Description

10.10

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.11

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Anthony D. Minella, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.12

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Stephen D. Sautel, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.13

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.14

Revolving Credit Agreement, dated as of June 25, 2018, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

†10.15

Employment Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

†10.16

Employment Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

†10.17

Employment Agreement between Essential Properties Realty Trust, Inc. and Hillary P. Hai, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: August 8, 2018	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Hillary P. Hai
Hillary P. Hai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)