Form 10-Q
period 2018-09-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2018-11-05
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-38530

Essential Properties Realty Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4005693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47 Hulfish Street, Suite 210, Princeton, New Jersey	08542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 306-8676

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the registrant had 43,749,092 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share, per share, unit and per unit data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$392,831	$278,985
Building and improvements	828,944	584,385
Lease incentive	2,544	2,275
Construction in progress	3,932	4,076
Intangible lease assets	64,542	62,453
Total real estate investments, at cost	1,292,793	932,174
Less: accumulated depreciation and amortization	(43,630)	(24,825)
Total real estate investments, net	1,249,163	907,349
Loans and direct financing lease receivables, net	13,049	2,725
Real estate investments held for sale, net	1,407	4,173
Net investments	1,263,619	914,247
Cash and cash equivalents	73,271	7,250
Restricted cash	809	12,180
Straight-line rent receivable, net	11,213	5,498
Prepaid expenses and other assets, net	6,048	3,045
Total assets (1)	$1,354,960	$942,220

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$507,481	$511,646
Notes payable to related party	—	230,000
Intangible lease liabilities, net	11,885	12,321
Intangible lease liabilities held for sale, net	—	129
Dividend payable	14,068	—
Accrued liabilities and other payables (including $324 due to a related party as of December 31, 2017)	6,634	6,722
Total liabilities (1)	540,068	760,818
Commitments and contingencies (see Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of September 30, 2018	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 43,749,092 issued and outstanding as of September 30, 2018	431	—
Additional paid-in capital	568,369	—
Distributions in excess of cumulative earnings	(4,253)	—
Members' equity:
Class A units, $1,000 per unit, 83,700 issued and outstanding as of December 31, 2017	—	86,668
Class B units, 8,550 issued, 1,610 vested and outstanding as of December 31, 2017	—	574
Class C units, $1,000 per unit, 91,450 issued and outstanding as of December 31, 2017	—	94,064
Class D Units, 3,000 issued, 600 vested and outstanding as of December 31, 2017	—	96
Total stockholders'/members' equity	564,547	181,402
Non-controlling interests	250,345	—
Total equity	814,892	181,402
Total liabilities and equity	$1,354,960	$942,220

(1)

The consolidated balance sheets of Essential Properties Realty Trust, Inc. and Essential Properties Realty Trust, Inc. Predecessor include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 5. As of September 30, 2018, with the exception of $100 of cash and cash equivalents, $9.8 million of dividends payable and $3.1 million of accrued liabilities and other payables, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE. As of December 31, 2017, the consolidated balance sheets included the following amounts related to the Company’s consolidated VIEs: $191.7 million of land and improvements, $391.3 million of building and improvements, $2.1 million of lease incentive, $49.7 million of intangible lease assets, $21.4 million of accumulated depreciation and amortization, $2.4 million of direct financing lease receivables, net, $4.2 million of real estate investments held for sale, net, $5.0 million of straight-line rent receivable, $511.6 million of secured borrowings, net of deferred financing costs, $10.8 million of intangible lease liabilities, net, and $0.1 million of intangible lease liabilities held for sale, net.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$25,496	$13,427	$67,119	$36,105
Interest income on loans and direct financing lease receivables	220	65	379	230
Other revenue	26	88	75	648
Total revenues	25,742	13,580	67,573	36,983

Expenses:
Interest (including $0, $438, $4,603 and $2,361 to related parties during the three and nine months ended September 30, 2018 and 2017, respectively)	6,563	6,317	23,474	15,192
General and administrative	3,529	2,336	9,872	6,612
Property expenses	494	389	1,221	1,077
Depreciation and amortization	8,763	5,154	22,842	13,241
Provision for impairment of real estate	770	857	3,526	1,436
Total expenses	20,119	15,053	60,935	37,558
Other operating income:
Gain on dispositions of real estate, net	1,455	1,974	5,100	3,736
Income from operations	7,078	501	11,738	3,161
Other income:
Interest	655	12	719	23
Income (loss) before income tax expense (benefit)	7,733	513	12,457	3,184
Income tax expense (benefit)	26	(9)	143	33
Net income	7,707	522	12,314	3,151
Net income attributable to non-controlling interests	(2,383)	—	(2,482)	—
Net income attributable to stockholders and members	5,324	522	9,832	3,151
Comprehensive income attributable to stockholders and members	$5,324	$522	$9,832	$3,151

	Three months ended September 30, 2018		Period from June 25, 2018 to September 30, 2018
Basic weighted-average shares outstanding	42,364,754		42,237,460
Basic net income per share	$0.12		$0.13

Diluted weighted-average shares outstanding	61,472,675		61,342,278
Diluted net income per share	$0.12		$0.13

Cash dividends declared per share	$0.22		$0.22

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/Members’ Equity

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	SCF Funding LLC	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2016	—	$—	$—	$—	$174,650	$—	$—	$—	$—	$—	$—	$174,650
Contributions	—	—	—	—	17,308	83,700	—	—	—	—	—	101,008
Distributions	—	—	—	—	(101,222)	—	—	—	—	—	—	(101,222)
Conversion of equity resulting from issuance of units	—	—	—	—	(90,823)	—	—	90,823	—	—	—	—
Unit compensation expense	—	—	—	—	—	—	417	—	82	—	—	499
Net income	—	—	—	—	87	1,464	—	1,600	—	—	—	3,151
Balance at September 30, 2017	—	$—	$—	$—	$—	$85,164	$417	$92,423	$82	$—	$—	$178,086

Balance at December 31, 2017	—	$—	$—	$—	$—	$86,668	$574	$94,064	$96	$181,402	$—	$181,402
Contributions	—	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit compensation expense	—	—	—	—	—	—	373	—	70	443	—	443
Net income	—	—	—	—	—	2,414	—	1,871	—	4,285	—	4,285
Balance at June 24, 2018	—	—	—	—	—	139,082	947	95,935	166	236,130	—	236,130
Contribution of Predecessor equity in exchange for OP Units	—	—	—	—	—	(139,082)	(947)	(95,935)	(166)	(236,130)	236,130	—
Initial public offering	35,272,191	353	493,458	—	—	—	—	—	—	493,811	—	493,811
Concurrent private placement of common stock	7,785,611	78	108,921	—	—	—	—	—	—	108,999	—	108,999
Concurrent private placement of OP Units	—	—	—	—	—	—	—	—	—	—	16,001	16,001
Costs related to initial public offering	—	—	(35,107)	—	—	—	—	—	—	(35,107)	—	(35,107)
Share-based compensation expense	691,290	—	869	—	—	—	—	—	—	869	—	869
Unit-based compensation expense	—	—	228	—	—	—	—	—	—	228	—	228
Dividends declared on common stock and OP Units	—	—	—	(9,800)	—	—	—	—	—	(9,800)	(4,268)	(14,068)
Net income	—	—	—	5,547	—	—	—	—	—	5,547	2,482	8,029
Balance at September 30, 2018	43,749,092	$431	$568,369	$(4,253)	$—	$—	$—	$—	$—	$564,547	$250,345	$814,892

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,314	$3,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and lease intangible amortization	22,843	13,241
Amortization of lease incentive	116	101
Amortization of above/below market leases	283	727
Amortization of deferred financing costs	1,982	1,310
Provision for impairment of real estate	3,526	1,436
Gain on dispositions of investments, net	(5,100)	(3,736)
Straight-line rent receivable	(5,770)	(3,076)
Equity-based compensation expense	1,398	581
Allowance for doubtful accounts	311	21
Changes in other assets and liabilities:
Prepaid expenses and other assets	179	(440)
Accrued liabilities and other payables	(3,300)	2,979
Net cash provided by operating activities	28,782	16,295
Cash flows from investing activities:
Proceeds from sales of investments, net	40,906	35,828
Principal collections on direct financing lease receivables	55	61
Investments in loans receivable	(10,379)	—
Deposits for prospective real estate investments	(150)	(297)
Investment in real estate	(386,836)	(353,332)
Investment in construction in progress	(14,307)	(4,026)
Lease incentives paid	(269)	—
Capital expenditures	(759)	(323)
Net cash used in investing activities	(371,739)	(322,089)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	154,000	412,000
Payments of principal on notes payable to related parties	(384,000)	(313,000)
Proceeds from secured borrowings	—	248,100
Repayments of secured borrowings	(5,875)	(3,751)
Deferred financing costs	(3,305)	(5,565)
Capital contributions by members in Predecessor	50,000	83,700
Distributions paid to members by Predecessor	—	(101,222)
Proceeds from initial public offering, net	464,182	—
Initial public offering costs	(2,395)	—
Proceeds from concurrent private placement of OP Units	16,001	—
Proceeds from concurrent private placement of common stock	108,999	—
Net cash provided by financing activities	397,607	320,262
Net increase (decrease) in cash and cash equivalents and restricted cash	54,650	14,468
Cash and cash equivalents and restricted cash, beginning of period	19,430	11,922
Cash and cash equivalents and restricted cash, end of period	$74,080	$26,390
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$73,271	$20,047
Restricted cash	809	6,343
Cash and cash equivalents and restricted cash, end of period	$74,080	$26,390

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$22,093	$13,772
Cash paid for income taxes	48	3
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$14,451	$—
Non-cash equity contributions	—	17,308
Real estate investments acquired through direct equity investment	—	(17,308)
Contribution of Predecessor equity in exchange for OP Units	236,130	—
Payable and accrued initial public offering costs	3,083	—
Underwriters discount on capital raised through initial public offering	29,629	—
Payable and accrued deferred financing costs	271	—
Dividends declared on common stock	14,068	—

Notes to Consolidated Financial Statements

September 30, 2018

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

As part of the IPO, the underwriters of the IPO were granted an option, exercisable within 30 days from June 20, 2018, to purchase up to an additional 4,875,000 shares of EPRT Inc.’s common stock at the IPO price of $14.00 per share, less underwriting discounts and commissions. On July 20, 2018, the underwriters of the IPO exercised this option in part, and on July 24, 2018, the Company issued an additional 2,772,191 shares of common stock for total gross proceeds of $38.8 million. EPRT Inc. contributed the net proceeds from the issuance of additional shares to the underwriters to the Operating Partnership and received 2,772,191 OP Units.

Following the completion of the IPO (including the purchase of additional shares pursuant to the underwriters’ option), the Formation Transactions and the Concurrent Private Placement, EPRT Inc. held a 69.7% ownership interest in the Operating Partnership, with EPRT Holdings and Eldridge holding 28.5% and 1.8% ownership interests in the Operating Partnership, respectively. Substantially all of EPRT Inc.’s assets are held by, and its operations are conducted through, the Operating Partnership.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the SEC. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Registration Statement.

Reclassification

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation to change the presentation of Gain on dispositions of real estate, net on the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2017. The Company has presented Gain on dispositions of real estate, net as a component of Income from operations in order to present gain and losses on dispositions of properties in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 360-10-45-5. This change in presentation was made for the prior periods as the SEC has eliminated Rule 3-15(a) of Regulation S-X, which previously had required the Company to present gain and losses on sale of properties outside of continuing operations in the income statement.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2018, the Company held a 69.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of that date. As of December 31, 2017, all subsidiaries of the Company were wholly-owned.

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

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the three months ended September 30, 2018 and 2017, the Company recorded $6.6 million and $3.9 million, respectively, of depreciation on its real estate investments. During the nine months ended September 30, 2018 and 2017, the Company recorded $17.6 million and $9.5 million, respectively, of depreciation on its real estate investments.

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

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. As of September 30, 2018, the Company had no allowance for loan losses recorded in its consolidated financial statements. The Company had no loans receivable, and therefore had no allowance for loan losses, as of December 31, 2017.

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

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310 “Receivables” (“ASC 310”) and ASC 840 “Leases” (“ASC 840”). Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 840, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of September 30, 2018 and December 31, 2017, the Company determined that none of its direct financing lease receivables were impaired.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations and comprehensive income because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations and comprehensive income. During the three months ended September 30, 2018 and 2017, the Company recorded a provision for impairment of real estate of $0.8 million and $0.9 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded a provision for impairment of real estate of $3.5 million and $1.4 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of September 30, 2018 and December 31, 2017, the Company had deposits of $73.3 million and $7.3 million, respectively, of which $73.0 million and $7.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

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

Allowance for Doubtful Accounts

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the accounts receivable and straight-line rent receivable balances are reduced by an allowance for uncollectible accounts on the consolidated balance sheets or a direct write-off of the receivable is recorded in the consolidated statements of operations. The provision for doubtful accounts is included in property expenses in the Company’s consolidated statements of operations and comprehensive income. If the accounts receivable balance or straight-line rent receivable balance is subsequently deemed to be uncollectible, such receivable amounts are written-off to the allowance for doubtful accounts. As of September 30, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts of $0.3 million and $0.1 million, respectively, related to base rent receivable. As of September 30, 2018, the Company had no reserve recorded against straight-line rent receivable and had a $0.1 million reserve recorded against straight-line rent receivable as of December 31, 2017.

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

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the three months ended September 30, 2018 and 2017, the Company recorded contingent rent of $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded contingent rent of $0.9 million and $0.9 million, respectively.

Organizational Costs

Costs related to the initial organization of the Company and its subsidiaries are expensed as they are incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

Offering Costs

In connection with the IPO, the Company incurred legal, accounting and other offering-related costs. Such costs have been deducted from the gross proceeds of the IPO upon its completion. As of September 30, 2018 and December 31, 2017, the Company had capitalized $35.1 million and $1.3 million of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of September 30, 2018 (after the completion of the IPO) and are presented within prepaid expenses and other assets as of December 31, 2017 (prior to the completion of the IPO).

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

Income Taxes

EPRT Inc. intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our REIT election, the Company has met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.

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

As of September 30, 2018 and December 31, 2017, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2018 and 2017, the Company did not record any interest or penalties, and there are no interest or penalties accrued at September 30, 2018 and December 31, 2017. The 2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

Equity-Based Compensation

In 2018, EPRT Inc. granted shares of restricted common stock to its directors, executive officers and other employees that vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods.

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

Following the completion of the Formation Transactions, the Company concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheet as of September 30, 2018.

The Company has concluded that an entity which it has provided a $5.7 million mortgage loan receivable is a VIE because the terms of the loan agreement limit the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, the Company is not the primary beneficiary of the entity because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. As of September 30, 2018, the carrying amount of the Company’s loan receivable with this entity was $5.7 million, and the Company’s maximum exposure to loss in this entity is limited to the carrying amount of its investment. The Company has no liabilities associated with this investment as of September 30, 2018.

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

Net Income per Share

Net income per share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be exchanged for cash or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

(dollar amounts in thousands)	Three months ended September 30, 2018	Period from June 25, 2018 to September 30, 2018
Numerator for basic and diluted earnings per share:
Net income	$7,707	$8,029
Less: net income attributable to non-controlling interests	(2,383)	(2,482)
Less: net income allocated to unvested restricted common stock	(155)	(155)
Net income available for common stockholders: basic	5,169	5,392
Net income attributable to non-controlling interests	2,383	2,482
Net income available for common stockholders: diluted	$7,552	$7,874

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	43,056,044	42,928,750
Less: weighted average number of shares of unvested restricted common stock	(691,290)	(691,290)
Weighted average shares outstanding used in basic net income per share	42,364,754	42,237,460
Effects of dilutive securities: (1)
OP Units	19,056,552	19,056,552
Unvested restricted common stock	51,369	48,266
Weighted average shares outstanding used in diluted net income per share	61,472,675	61,342,278

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, with the result of aligning the guidance on share-based payments to nonemployees with that for share-based payments to employees, with certain exceptions, and eliminating the need to re-value awards to nonemployees at each balance sheet date. ASU 2018-07 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted for companies who have previously adopted ASU 2017-09. The Company early adopted ASU 2018-07 effective July 1, 2018 for accounting for its liability-classified non-employee awards that had not vested as of that date. No adjustment to the Company’s retained earnings was required as a result of the adoption of ASU 2018-07.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2018-13 on its related disclosures.

3. Investments

As of September 30, 2018, the Company had investments in 634 property locations, including two developments in progress and one undeveloped land parcel, and two mortgage loans receivable secured by 11 additional properties. Of these 634 property locations, 621 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 13 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $1.3 billion as of September 30, 2018 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.3 billion, loans and direct financing lease receivables, net, with an aggregate carrying amount of $13.0 million and real estate investments held for sale, net of $1.4 million. As of September 30, 2018, 349 of these investments comprising $622.3 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 5 – Secured Borrowings).

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

Acquisitions in 2018

During the nine months ended September 30, 2018, the Company did not have any acquisitions that represented more than 5% of the Company’s total investment activity as of September 30, 2018. The following table presents information about the Company’s acquisition activity during the nine months ended September 30, 2018:

(Dollar amounts in thousands)	Total Investments
Ownership type	(1)
Number of properties acquired	165

Allocation of Purchase Price:
Land and improvements	$125,519
Building and improvements	253,754
Construction in progress (2)	14,307
Intangible lease assets	8,609
Assets acquired	402,190

Intangible lease liabilities	(1,047)
Liabilities assumed	(1,047)
Purchase price (including acquisition costs)	$401,143

(1)	During the nine months ended September 30, 2018, the Company acquired the fee interest in 164 properties and acquired one property subject to a ground lease arrangement.
(2)	Represents amounts incurred at and subsequent to acquisition and includes $0.2 million of capitalized interest expense.

Gross Investment Activity

During the nine months ended September 30, 2018 and 2017, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2017	344	$458,667
Acquisitions of and additions to real estate investments	122	375,277
Sales of investments in real estate and direct financing lease receivables	(35)	(35,194)
Provisions for impairment of real estate (1)		(1,510)
Principal collections on direct financing lease receivables		(61)
Other		(631)
Gross investments, September 30, 2017		796,548
Less: Accumulated depreciation and amortization (2)		(19,551)
Net investments, September 30, 2017	431	$776,997

Gross investments, January 1, 2018	508	$939,072
Acquisitions of and additions to real estate investments	165	403,218
Sales of investments in real estate	(37)	(38,174)
Relinquishment of properties at end of ground lease term	(2)	(853)
Provisions for impairment of real estate (3)		(3,566)
Investments in loans receivable		10,379
Principal collections on direct financing lease receivables		(55)
Other		(2,772)
Gross investments, September 30, 2018		1,307,249
Less: Accumulated depreciation and amortization (2)		(43,630)
Net investments, September 30, 2018	634	$1,263,619

(1)

During the nine months ended September 30, 2017, the Company identified and recorded provisions for impairment at 4 vacant and 2 tenanted properties where expected future cash flows from the property, based on quoted market or comparable sales prices, were less than the Company’s carrying value. The amount in the table above excludes $0.1 million related to intangible lease liabilities for these assets.

(2)	Includes $31.4 million and $11.6 million of accumulated depreciation as of September 30, 2018 and 2017, respectively.
(3)

During the nine months ended September 30, 2018, the Company identified and recorded provisions for impairment at 7 vacant and 9 tenanted properties where expected future cash flows from the property, based on quoted market or comparable sales prices, were less than the Company’s carrying value. The amount in the table above excludes approximately $40,000 related to intangible lease liabilities for these assets.

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

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2018 are as follows:

(in thousands)	Future Minimum Base Rental Receipts
October 1, 2018 - December 31, 2018	$24,664
2019	99,240
2020	99,355
2021	99,930
2022	101,103
Thereafter	1,155,988
Total	$1,580,280

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

Loans and Direct Financing Lease Receivables

During the nine months ended September 30, 2018, the Company entered into three loan receivable arrangements with an aggregate carrying amount of $10.4 million as of September 30, 2018. The Company had no loan receivable activity during the nine months ended September 30, 2017.

The Company’s loans receivable as of September 30, 2018 are summarized as follows (dollar amounts in thousands):

Loan Type	Monthly Payment	Number of Secured Properties	Interest Rate	Maturity Date	Principal Outstanding
Mortgage (1)(2)	Interest only	2	10%	2021	$2,376
Mortgage (1)	Interest only	9	8%	2019	5,748
Development construction (2)(3)	Principal + Interest	1	8%	2058	2,255
Net investment					$10,379

(1)	Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)	Loan allows for prepayments in whole or in part without penalty.
(3)

Loan is secured by a mortgage on the building and improvements at the development property. The Company provides periodic funding to the borrower under this arrangement as construction progresses. Monthly payments are made based on a 40-year amortization schedule with any outstanding principal balance due at maturity or earlier upon the occurrence of certain other events. The mortgaged property is subject to a ground lease arrangement with the Company, as landlord, and borrower, as tenant. If the tenant does not exercise its right to renew the ground lease at the end of its initial 15-year term, the balance of the mortgage loan receivable will be forgiven, and the Company will retain title to the mortgaged property.

Scheduled principal payments due to be received under the Company’s loans receivable as of September 30, 2018 are as follows:

(in thousands)	Loans Receivable
October 1, 2018 - December 31, 2018	$—
2019	5,756
2020	9
2021	2,386
2022	11
Thereafter	2,217
Total	$10,379

As of September 30, 2018 and December 31, 2017, the Company had $2.7 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Minimum lease payments receivable	$4,278	$4,518
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,878)	(2,063)
Net investment	$2,670	$2,725

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of September 30, 2018 are as follows:

(in thousands)	Future Minimum Base Rental Payments
October 1, 2018 - December 31, 2018	$80
2019	332
2020	337
2021	340
2022	345
Thereafter	2,844
Total	$4,278

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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, no real estate investments were transferred to or from held for sale classification, and no real estate investments were classified as held for sale as of that date.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2017	3	$4,173	$(129)	$4,044
Transfers to held for sale classification	12	14,487	(256)	14,231
Sales	(13)	(17,253)	385	(16,868)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2018	2	$1,407	$—	$1,407

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three and nine months ended September 30, 2018 and 2017 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
State	2018	2017	2018	2017
Texas	11.6%	14.3%	12.6%	13.0%
Georgia	11.1%	13.9%	11.5%	13.9%
Michigan	*	10.2%	*	*

*	State's rental revenue was not greater than 10% of total rental revenue during the period specified.

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	September 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$48,472	$8,521	$39,951	$44,738	$6,638	$38,100
Intangible market lease assets	16,070	3,737	12,333	17,715	2,794	14,921
Total intangible assets	$64,542	$12,258	$52,284	$62,453	$9,432	$53,021
Intangible market lease liabilities	$14,808	$2,923	$11,885	$14,824	$2,503	$12,321

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2018, by category and in total, were as follows:

Years Remaining
In-place leases	10.9
Intangible market lease assets	8.9
Intangible market lease liabilities	15.9

Total intangible assets and liabilities	11.4

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Amortization of in-place leases (1)	$2,117	$1,253	$5,260	$3,698
Amortization (accretion) of market lease intangibles, net (2)	245	727	642	1,161
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(90)	(144)	(358)	(434)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense, net amortization of above- and below-market lease intangibles to rental revenue, and net amortization of above- and below-market ground lease intangibles into property expenses for the next five years:

(in thousands)	October 1 - December 31, 2018	2019	2020	2021	2022
In-place lease assets	$1,215	$4,625	$4,196	$3,997	$3,868
Total to be added to amortization expense	$1,215	$4,625	$4,196	$3,997	$3,868

Above-market lease assets	$(364)	$(1,440)	$(1,279)	$(1,230)	$(1,228)
Below-market lease liabilities	226	737	659	660	657
Net adjustment to rental revenue	$(138)	$(703)	$(620)	$(570)	$(571)

Below-market ground lease assets	$43	$99	$—	$—	$—
Above-market ground lease liabilities	(128)	(374)	(228)	(183)	(180)
Net adjustment to property expenses	$(85)	$(275)	$(228)	$(183)	$(180)

Subsequent to September 30, 2018, the Company acquired 5 real estate investment properties with an aggregate investment (including acquisition-related costs) of $12.6 million, invested $1.3 million in new and ongoing construction in progress and provided $0.6 million of additional construction financing to a tenant.

Subsequent to September 30, 2018, the Company sold or transferred its investment in 2 real estate properties for an aggregate gross sales price of $3.8 million and incurred $0.2 million of disposition costs related to these transactions.

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

The Revolving Credit Facility has a term of four years with an extension option of up to 12-months exercisable by the Company, subject to certain conditions, and initially bears interest at an annual rate of applicable LIBOR, as defined therein, plus an applicable margin between 1.45% and 2.15%. The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At the Company’s election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P Global, Inc. (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to the Company’s corporate credit ratings by S&P and/or Moody’s. The Revolving Credit Facility is freely pre-payable at any time and is mandatorily pre-payable if borrowings exceed the borrowing base or the facility limit. The Company may re-borrow amounts paid down, subject to customary borrowing conditions. The Company is required to pay revolving credit fees throughout the term of the Revolving Credit Facility based upon its usage of the Revolving Credit Facility, at a rate which depends on the Company’s usage of the Revolving Credit Facility during the period before it receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, it receives such a rating. The Revolving Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the Revolving Credit Facility by up to $200.0 million.

During the three and nine months ended September 30, 2018, the Company did not make any borrowings or repayments under the Revolving Credit Facility. As of September 30, 2018, the Company had no principal balance outstanding under the Revolving Credit Facility and deferred financing costs, net, of $3.3 million related to the Revolving Credit Facility were included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2018, the Company recorded $0.2 million of interest expense related to the Revolving Credit Facility.

The Revolving Credit Facility requires the Company to meet certain financial covenants. The Company was in compliance with all financial covenants and was not in default of any other provisions under the Revolving Credit Facility as of September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company had $517.1 million and $522.9 million, respectively, in combined principal outstanding under the notes issued through its Master Trust Funding Program and had deferred financing costs, net, of $9.6 million and $11.3 million, respectively.

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

During the three months ended September 30, 2018 and 2017, the Company recorded $5.6 million and $5.4 million, respectively, of interest expense related to the Master Trust Funding Program. During the nine months ended September 30, 2018 and 2017, the Company recorded $16.9 million and $11.7 million, respectively, of interest expense related to the Master Trust Funding Program.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings as of September 30, 2018:

(in thousands)	Future Principal Payments
October 1 - December 31, 2018	$1,940
2019	8,009
2020	8,419
2021	267,558
2022	4,292
Thereafter	226,842
Total	$517,060

The Company was not in default of any provisions under the Master Trust Funding Program as of September 30, 2018 or December 31, 2017.

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

During the nine months ended September 30, 2018, the Company issued 20 Warehouse Notes for a combined $154.0 million. On January 31, 2018, the Company made principal payments on the Warehouse Notes of $50.0 million, repaying three of the Warehouse Notes in full and one of the Warehouse notes in part, prior to maturity. On June 25, 2018, the Company used a portion of the net proceeds from the IPO and the Concurrent Private Placement to repay all 36 of the outstanding Warehouse Notes, with an aggregate outstanding principal amount of $334.0 million, in full, prior to maturity, and had no amounts outstanding related to the Warehouse Notes as of September 30, 2018.

During the nine months ended September 30, 2017, the Company issued 20 Warehouse Notes for a combined $392.0 million and one short-term note for $20.0 million payable to a separate affiliate of Eldridge. The $20.0 million short-term note accrued interest at a rate of 8.0%.  During the nine months ended September 30, 2017, the Company repaid 14 of the Warehouse Notes, with an aggregate principal amount of $293.0 million, and the $20.0 million short-term note at or prior to maturity. As of December 31, 2017, the Company had 19 Warehouse Notes outstanding for a combined $230.0 million.

During the three months ended September 30, 2018, the Company recorded no interest expense on notes payable to related parties and recorded $0.4 million of interest expense on notes payable to related parties during the three months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, the Company recorded $4.6 million and $2.4 million, respectively, of interest expense on notes payable to related parties.

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

As part of the IPO, the underwriters of the IPO were granted an option, exercisable within 30 days from June 20, 2018, to purchase up to an additional 4,875,000 shares of EPRT Inc.’s common stock at the IPO price of $14.00 per share, less underwriting discounts and commissions. On July 20, 2018, the underwriters of the IPO exercised this option in part, and on July 24, 2018, the Company issued an additional 2,772,191 shares of common stock and received net proceeds of $35.8 million, after deducting for underwriting discounts and commissions and other expenses.

As of September 30, 2018, following the completion of the IPO (including the purchase of additional shares pursuant to the underwriters’ option), the Concurrent Private Placement of common stock and the grant of restricted common stock under the Equity Incentive Plan, the purchasers of common stock in the IPO own 80.6% of the outstanding shares of EPRT Inc.’s common stock, Eldridge owns 17.8% of the outstanding shares of EPRT Inc.’s common stock and the directors, executive officers and other employees that were awarded restricted shares under the Equity Incentive Plan collectively own the remaining 1.6% of the outstanding shares of EPRT Inc.’s common stock.

On September 5, 2018, the Company’s board of directors declared a cash dividend of $0.224 per share of common stock, payable to stockholders of record as of the close of business on September 28, 2018. Holders of OP Units are entitled to distributions equivalent to those paid by the Company to common stockholders. As of September 30, 2018, the Company recorded $14.1 million of dividends payable to common stockholders and OP Unit holders in its consolidated balance sheets. On October 12, 2018, the Company paid a cash dividend of $9.8 million to common stockholders and $4.3 million to OP Unit holders.

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

Pursuant to the EPRT LLC Operating Agreement, distributions to unitholders are to be made in the following order and priority:

•

First, to the holders of Class A and Class C units until each holder of these units has first received an amount equal to each class’ yield, as defined in the EPRT LLC Operating Agreement, and then until each holder of these units has received an amount equal to each class’ aggregate unreturned class contributions;

•	Next, to the holders of Class B and Class D units in an aggregate amount based on a return threshold defined in the EPRT LLC Operating Agreement for each class of units;
•	Then, to the holders of Class B and Class D units in an aggregate amount equal to each class’ unit percentage of distributions, as defined in the EPRT LLC Operating Agreement; and
•	Lastly, any remaining amounts to the holders of Class A and Class C units.

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

8. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly-owned subsidiary of the Company, is the sole general partner of the Operating Partnership and holds a 1.0% general partner interest in the Operating Partnership. The Company contributed the net proceeds from the IPO (including proceeds received pursuant to the partial exercise by the underwriters of their option to purchase additional shares) and the Concurrent Private Placement of common stock to Eldridge to the Operating Partnership and received 43,749,092 OP Units, a 68.7% interest in the Operating Partnership. EPRT Holdings and Eldridge, through the Formation Transactions and the Concurrent Private Placement of OP Units, respectively, directly or indirectly hold 17,913,592 and 1,142,960 OP Units, representing 28.5% and 1.8% interests in the Operating Partnership, respectively. The OP Units held by EPRT Holdings and Eldridge are presented as non-controlling interests in the Company’s consolidated financial statements.

A holder of OP Units has the right to distributions and has the right to exchange OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. On September 5, 2018, the Company declared a cash dividend of $0.224 per share of common stock and a corresponding distribution to OP Unit holders for the same amount per OP Unit. The distribution was made on October 12, 2018. See Note 7 – Equity for further information.

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

On June 25, 2018, an aggregate of 691,290 shares of restricted common stock were issued to the Company’s directors, executive officers and other employees under the Equity Incentive Plan. Of these awards,15,484 shares of restricted common stock vest on the first anniversary of the date of grant and 675,806 shares of restricted stock vest ratably on the first, second and third anniversaries of the date of grant, subject to the individual’s continued provision of service to the Company through the applicable vesting dates.

The following table presents information about the restricted common stock awards during the nine months ended September 30, 2018:

2018 Equity Incentive Plan
Unvested restricted common stock outstanding, January 1, 2018	—
Granted	691,290
Vested	—
Forfeited	—
Unvested restricted common stock outstanding, September 30, 2018	691,290

The Company estimated the grant date fair value of the unvested restricted common stock awards granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the grant date. The Company determined that the grant date fair value of the restricted common stock awards was $13.68 per share. During the three and nine months ended September 30, 2018, the Company recorded $0.8 million and $0.9 million, respectively, of compensation expense related to the restricted common stock awards as a component of general and administrative expense in its consolidated statements of operations and comprehensive income.

As of September 30, 2018, there was $8.6 million of total unrecognized compensation cost related to restricted common stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.7 years from September 30, 2018. Dividends declared on unvested restricted common stock are charged directly to distributions in excess of cumulative earnings on the Company’s consolidated balance sheets and amounted to $0.2 million for the three and nine months ended September 30, 2018.

Unit Based Compensation

On January 31, 2017, EPRT LLC approved the issuance of Class B and Class D units and issued 8,050 unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and issued 3,000 unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. The Class B and Class D units vest in five equal installments, beginning on March 30, 2017 and on each anniversary thereof through March 30, 2021. The holders of vested Class B units can put the Class B units beginning on the seventh (7th) anniversary of the commencement of EPRT LLC’s operations.

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

The following table presents information about the unvested Class B and Class D units during the nine months ended September 30, 2018 and 2017:

	Class B Units	Class D Units	Total
Unvested units outstanding, January 1, 2017	—	—	—
Granted	8,050	3,000	11,050
Vested	(1,610)	(600)	(2,210)
Forfeited	—	—	—
Unvested units outstanding, September 30, 2017	6,440	2,400	8,840

Unvested units outstanding, January 1, 2018	6,940	2,400	9,340
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested units outstanding, September 30, 2018	5,230	1,800	7,030

The Company estimated the grant date fair value of the unvested Class B and Class D awards granted to employees on January 31, 2017 and the fair value of the Class D awards granted to non-employees as of July 1, 2018 and September 30, 2017 using a Black-Scholes valuation model. Effective July 1, 2018, the Company adopted ASU 2018-07 (see Note 2 – Summary of Significant Accounting Policies) and will not subsequently remeasure the value of the unvested Class D awards granted to non-employees after this date. The Company's assumptions for expected volatility were based on daily historical volatility data related to market trading of publicly traded companies that invest in similar types of real estate as the Company, plus an adjustment to account for differences in the Company’s leverage compared to the publicly traded companies. The risk-free interest rate assumptions were determined by using U.S. treasury rates of the same period as the expected vesting term of each award. The marketability discounts were calculated using a Finnerty Model.

The Company determined that the grant date per unit fair value of the unvested Class B and Class D units granted on January 31, 2017 was $323.65 and $152.16, respectively. As of July 1, 2018 and September 30, 2017, the Company determined that the per unit fair value of the Class D units granted to non-employees on January 31, 2017 was $79.09 and $428.40, respectively.

During the three months ended September 30, 2018 and 2017, the Company recorded $0.2 million of compensation expense as a component of general and administrative expense related to the Class B and Class D units in the Company’s consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2018 and 2017, the Company recorded $0.5 million and $0.6 million, respectively, of compensation expense as a component of general and administrative expense related to the Class B and Class D units in the Company’s consolidated statements of operations and comprehensive income.

As of September 30, 2018, there was $2.1 million and $0.3 million of total unrecognized compensation cost related to the Class B and Class D units, respectively, and the Company had a liability of approximately $28,000 for unvested Class D units granted to non-employees, which is recorded within accrued liabilities and other payables in the Company’s consolidated balance sheets. As of December 31, 2017, there was $2.7 million and $0.8 million of total unrecognized compensation cost related to the Class B and Class D units, respectively, and the Company had a liability of $0.2 million for unvested Class D units granted to non-employees. The unrecognized compensation expense for Class B and Class D units is expected to be recognized over a weighted average period of 2.6 and 2.5 years from September 30, 2018.

The per unit fair value of unvested Class B and Class D units was estimated using the following assumptions as of the respective valuation dates:

	Valuation Date
	July 1, 2018	September 30, 2017	January 31, 2017
Volatility	20%	45%	40%
Risk free rate	2.33%	1.43%	1.30%
Marketability discount	25%	25%	30%

10. Commitments and Contingencies

The Company leases office space in Princeton, New Jersey. The Company is obligated under a non-cancelable operating lease for this space through December 2018. During the three months ended September 30, 2018 and 2017, the Company recorded $0.1 million of rent expense related to this operating lease within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2018 and 2017, the Company recorded $0.1 million of rent expense related to this operating lease within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income. This lease has no contingent rental arrangements and the Company does not have any options to renew this lease. In February 2018, the Company entered into a new lease agreement for 13,453 square feet of office space in West Windsor Township, New Jersey. The lease has a seven year term and contains provisions for two five-year renewal periods at the Company’s option. The lease has an estimated commencement date of December 15, 2018 and a rent commencement date of January 1, 2019. Initial annualized base rent due under the terms of the lease will be $0.5 million, with annual escalations in base rent of $0.50 per square foot per year.

As of September 30, 2018 and December 31, 2017, the Company was a lessee under long-term, non-cancelable ground leases accounted for as operating leases at 13 and 15 real estate properties, respectively, where the Company did not acquire the fee simple interest in the land. At five of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations and comprehensive income. During the three months ended September 30, 2018 and 2017, the Company recorded $0.1 million and $0.2 million, respectively, of ground rent expense within property expenses in the Company’s consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2018 and 2017, the Company recorded $0.4 million and $0.5 million, respectively, of ground rent expense within property expenses in the Company’s consolidated statements of operations and comprehensive income. The Company’s ground leases do not contain contingent rental arrangements and, as of September 30, 2018, four of the ground leases escalate based on fixed schedules, with the remaining 9 ground leases containing no rental escalation provisions. As of September 30, 2018, the Company’s ground leases have remaining non-cancelable lease terms of between five months and 5.7 years, and five of the ground leases are renewable at the Company’s option for periods of up to 20 years.

As of September 30, 2018, the future minimum base cash rental payments due from the Company under the office and ground leases where the Company is responsible for payment and the future minimum base cash rental payments under the ground leases where the Company’s tenants are responsible for payment over the next five years and thereafter are as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
October 1 - December 31, 2018	$159	$122	$281
2019	886	492	1,378
2020	754	328	1,082
2021	680	331	1,011
2022	669	327	996
Thereafter	1,749	26	1,775
Total	$4,897	$1,626	$6,523

As of September 30, 2018, the Company has remaining future commitments of $1.3 million to provide construction financing to a tenant through a mortgage note at one property and $5.2 million to reimburse its tenants at three properties for development and construction costs incurred and paid directly by the tenant.

One of the Company’s loans receivable contains a provision through which the borrower, at its sole option, can require the Company to purchase the nine properties secured by the mortgage note for a purchase price of $8.2 million. The borrower can exercise this option at any point between January 1, 2019 and February 11, 2019.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s results of operations.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the three months ended September 30, 2018 and 2017, the Company made matching contributions of approximately $14,000 and approximately $13,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company made matching contributions of $0.1 million.

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within prepaid expenses and other assets, notes payable to related party, dividends payable and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

The estimated fair values of the Company’s fixed‑rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value.

The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of September 30, 2018, the Company’s secured borrowings had an aggregate carrying value of $517.1 million (excluding net deferred financing costs of $9.6 million) and an estimated fair value of $519.5 million. As of December 31, 2017, the Company’s secured borrowings had an aggregate carrying value of $522.9 million (excluding net deferred financing costs of $11.3 million) and an estimated fair value of $527.9 million.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Non-financial assets:
Long-lived assets	$3,385	$3,385	$—	$—	$3,385

December 31, 2017
Non-financial assets:
Long-lived assets	$5,817	$5,817	$—	$—	$5,817

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

Quantitative information about Level 3 fair value measurements as of September 30, 2018 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Vacant property—Eureka, MO	$262	Sales comparison approach	Non-binding sales contract	$262
Quick service restaurant—Bridgeport, MI	23	Discounted cash flow approach	N/A	23
Car wash—Knoxville, TN	3,100	Sales comparison approach	Non-binding sales contract	3,100

12. Related-Party Transactions

During the nine months ended September 30, 2018 and 2017, an affiliate of Eldridge provided certain treasury and information technology services to the Company. Additionally, during the first three months of 2017, the Manager provided certain administrative services to the Company. The Manager charged the Company a flat monthly fee for its services based on the estimated cost incurred in the provision of the services, and the fee was reviewed by the Company’s management and determined to be reasonable. The Company incurred $0.1 million of expense for these services during the nine months ended September 30, 2017, which is included in general and administrative expense in the Company’s consolidated statements of operations and comprehensive income, and incurred a de minimis amount during the three months ended September 30, 2017 and the three and nine months ended September 30, 2018. The costs for the services provided by the affiliate of Eldridge and the Manager would likely be different if such services were provided by unrelated parties.

During the three months ended September 30, 2017 and the nine months ended September 30, 2018 and 2017, the Company issued and repaid short-term notes to an affiliate of Eldridge. The Company had no short-term notes outstanding to an affiliate of Eldridge during the three months ended September 30, 2018. See Note 6 – Notes Payable to Related Parties for additional information.

13. Subsequent Events

The Company has evaluated all events and transactions that occurred after September 30, 2018 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed elsewhere in these notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, as “we,” “us,” “our” or the “Company” unless we specifically state otherwise or the context indicates otherwise. Essential Properties Realty Trust LLC (“EPRT LLC”), formerly known as SCF Realty Capital LLC, together with EPRT Holdings LLC (“EPRT Holdings”), are referred to as the “Predecessor”.

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

•	availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;
•	ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•	the degree and nature of our competition;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	access to debt and equity capital markets;
•	fluctuating interest rates;
•	availability of qualified personnel and our ability to retain our key management personnel;
•	changes in, or the failure or inability to comply with, government regulation, including Maryland laws;
•	failure to qualify for taxation as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•	additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

Subsequent to the issuance of common stock under the IPO (including the issuance of stock through the partial exercise by the underwriters of the Option to Purchase Additional Shares), the Concurrent Private Placement of common stock to Eldridge, and the Equity Incentive Plan, the purchasers of shares of common stock in the IPO owned 80.6% of the outstanding shares of common stock, Eldridge owned 17.8% of the outstanding shares of our common stock, and the directors, executive officers and other employees that have been awarded shares under the Equity Incentive Plan owned the remaining 1.6% of the outstanding shares of our common stock.

Following the completion of the IPO (including the issuance of stock through the partial exercise by the underwriters of the Option to Purchase Additional Shares), the Formation Transactions and the Concurrent Private Placement, we held a 69.7% ownership interest in the Operating Partnership, with EPRT Holdings and Eldridge holding 28.5% and 1.8% ownership interests in the Operating Partnership, respectively. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.

We generally lease our properties to a single tenant on a triple-net long-term lease basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent, we receive from the tenants that occupy our properties. As of September 30, 2018, we had a portfolio of real estate investments at 645 properties (inclusive of one undeveloped land parcel and 11 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry and geography, had annualized base rent of $99.8 million, and was 99.8% occupied.

Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2018, leases contributing 96.9% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 5% annually, with a weighted average annual escalation equal to 1.5% of base rent. As of September 30, 2018, leases contributing 92.4% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are single-tenant properties, all of which are under long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2018, the weighted average remaining term of our leases was 14.3 years (based on annualized base rent), excluding renewal options that have not been exercised, with 3.2% of our annualized base rent attributable to leases expiring prior to January 1, 2023. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of September 30, 2018, 67.2% of our annualized base rent was attributable to master leases, where we have acquired multiple properties from a seller and leased them back to the seller under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

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

In June 2018, we entered into a revolving credit facility that will be available to fund our short-term debt capital requirements (the “Revolving Credit Facility,” as further described below). Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Additionally, future sources of debt capital may include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at September 30, 2018, the Revolving Credit Facility, and our access to long-term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

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

As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. As of September 30, 2018, our nearest significant debt maturity was $273.4 million of notes issued under the Master Trust Funding Program, which mature in

November 2046 but require monthly principal and interest payments through October 2021, with a balloon principal payment of $259.5 million due in November 2021.

As of September 30, 2018, we had $1.2 billion of net investments in our investment portfolio, consisting of investments in 645 properties (inclusive of one undeveloped land parcel and 11 properties which secure our investments in mortgage loans receivable), with annualized base rent of $99.8 million. Substantially all of our cash from operations is generated by our investment portfolio.

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant. As of September 30, 2018, one of our property locations was vacant and not subject to a lease (excluding one undeveloped land parcel), which represents a 99.8% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being remarketed. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. From time to time, we may also sell properties that no longer meet our long-term investment objectives.

Our short-term liquidity requirements also include the funding needs associated with four of our properties where we have agreed to provide construction financing or reimburse the tenant for certain development costs in exchange for contractually specified interest or rent that generally increases in proportion with our funding. As of September 30, 2018, we had agreed to finance or reimburse development costs in an aggregate amount of $22.7 million. As of September 30, 2018, we had funded $16.1 million of this commitment and we expect to fund the balance of such commitment by December 31, 2019. Additionally, as of November 5, 2018, we were under contract to acquire 26 properties with an aggregate purchase price of $47.6 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily from cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

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

An additional need for short- and long-term liquidity is our requirement to make distributions to stockholders. On September 5, 2018, our board of directors declared a cash dividend of $0.224 per share of common stock, payable to stockholders of record as of the close of business on September 28, 2018. Holders of OP Units are entitled to distributions equivalent to those paid by the Company to common stockholders. As of September 30, 2018, we recorded $14.1 million of dividends payable to common stockholders and OP Unit holders. To qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income excluding capital gains. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions, the availability and attractiveness of the terms of which cannot be assured.

Description of Certain Debt

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate outstanding principal balance of $517.1 million as of September 30, 2018. The Notes are secured by all assets owned by the Master Trust Issuers. Pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee), we provide property management services with respect to the mortgaged properties and service the related leases.

Beginning in 2016, two series of Notes were issued under the program: (1) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), with an aggregate outstanding principal balance of $273.4 million as of September 30, 2018 and (2) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $243.7 million as of September 30, 2018. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of September 30, 2018, we had pledged 349 properties, with a net investment amount of $622.3 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

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

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended September 30, 2018, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $5.2 million on cash collections of $14.4 million, which represents an overall ratio of cash collections to debt service of 1.57 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2016-1 Notes mature in November 2046 and have a weighted average annual interest rate of 4.51% as of September 30, 2018. However, the anticipated repayment date for the Series 2016-1 Notes is November 2021, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.16% as of September 30, 2018. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

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

An event of default will occur if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in compliance with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of September 30, 2018, we were in material compliance with all such covenants.

As of September 30, 2018, total debt payments for the remainder of 2018 are $1.9 million, all of which relates to scheduled amortization of principal on the Notes issued under the Master Trust Funding Program. We expect to meet these repayment requirements primarily through our net cash from operating activities.

Unsecured Revolving Credit Facility

On June 25, 2018, we entered into the Revolving Credit Facility with a group of lenders which provides senior unsecured revolving credit in the maximum aggregate initial original principal amount of up to $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA, each an affiliate of an underwriter in the IPO, were joint lead arrangers, with Barclays Bank PLC acting as administrative agent. No borrowings had been made under the Revolving Credit Facility as of September 30, 2018.

The Revolving Credit Facility has a term of four years with an extension option of up to 12-months exercisable by us, subject to certain conditions, and initially bears interest at an annual rate of applicable LIBOR plus an applicable margin between 1.45% and 2.15%. The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At our election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P Global, Inc. (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. The Revolving Credit Facility is freely pre-payable at any time and will be mandatorily pre-payable if borrowings exceed the borrowing base or the facility limit. We may re-borrow amounts paid down, subject to customary borrowing conditions. We are required to pay revolving credit fees throughout the term of the Revolving Credit Facility based upon our usage of the Revolving Credit Facility, at a rate which depends on our usage of the Revolving Credit Facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. However, there can be no assurance that we will receive an investment grade corporate rating from S&P and/or Moody’s. The Revolving Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the facility by up to $200.0 million.

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

Comparison of the nine months ended September 30, 2018 and the nine months ended September 30, 2017

As of September 30, 2018, we had $73.3 million of cash and cash equivalents and $0.8 million of restricted cash as compared to $20.0 million and $6.3 million, respectively, as of September 30, 2017.

Cash Flows for the nine months ended September 30, 2018

During the nine months ended September 30, 2018, net cash provided by operating activities was $28.8 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to a net income adjusted for non-cash items of $31.9 million (net income of $12.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of investments, net, straight-line rent receivable, equity-based compensation and allowance for doubtful accounts, of $19.6 million) and a decrease in prepaid expenses and other assets of $0.2 million. These cash inflows were partially offset by a $3.3 million decrease in accrued liabilities and other payables.

Net cash used in investing activities during the nine months ended September 30, 2018 was $371.7 million. Our net cash used in investing activities is generally used to fund property acquisitions, the development of our construction in progress, investments in loans receivable and, to a limited extent, capital expenditures, offset by cash provided from the disposition of real estate and principal collections on our direct financing receivables. The cash used in investing activities included $386.8 million to acquire investments in real estate, $14.3 million to fund construction in progress, $10.4 million of investments in loans receivable, $0.8 million for capital expenditures subsequent to acquisition, $0.3 million for lease incentives and an increase of $0.2 million in deposits on prospective real estate investments. These cash outflows were partially offset by $40.9 million of proceeds from sales of investments, net of disposition costs, and $0.1 million of principal collections on our direct financing receivables and.

Net cash provided by financing activities of $397.6 million during the nine months ended September 30, 2018 related to cash inflows of $464.2 million from the issuance of common stock in the IPO (including stock issued through the Option to Purchase Additional Shares), $109.0 million from the Concurrent Private Placement of common stock, $16.0 million from the Concurrent Private Placement of OP Units, $154.0 million from the issuance of notes payable to related parties and $50.0 million of capital contributions to the Predecessor. These cash inflows were partially offset by the payment of $2.4 million of IPO costs, $384.0 million of payments of principal on notes payable to related parties, $5.9 million of repayments of secured borrowing principal and the payment of $3.3 million of deferred financing costs related to the Revolving Credit Facility.

Cash Flows for the nine months ended September 30, 2017

During the nine months ended September 30, 2017, net cash provided by operating activities was $16.3 million. Cash inflows related to a net income adjusted for non-cash items of $13.8 million (net income of $3.2 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of investments, net, straight-line rent receivable, equity based compensation and allowance for doubtful accounts, of $10.6 million) and an increase in accrued liabilities and other payables of $3.0 million. These cash inflows were partially offset by a $0.4 million decrease in prepaid expenses and other assets.

Net cash used in investing activities during the nine months ended September 30, 2017 was $322.1 million. The cash used in investing activities included $353.3 million to acquire investments in real estate, $4.0 million to fund construction in progress, $0.3 million for capital expenditures subsequent to acquisition and an increase of $0.3 million paid for deposits on prospective real estate investments. These cash outflows were partially offset by $35.8 million of proceeds from sales of investments, net of disposition costs and $0.1 million of principal collections on our direct financing lease receivables.

Net cash provided by financing activities of $320.3 million during the nine months ended September 30, 2017 related to cash inflows of $412.0 million from the issuance of notes payable to related parties, $83.7 million of capital contributions in the Predecessor and $248.1 million from the issuance of the Series 2017-1 Notes. These cash inflows were partially offset by $313.0 million of payments of principal on notes payable to related parties, $101.2 million of equity distributions by the Predecessor, $5.6 million of deferred financing costs incurred in connection with the Series 2017-1 Notes and $3.8 million of repayments of secured borrowing principal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

The following table provides information with respect to our commitments as of September 30, 2018.

	Payment due by period
(in thousands)	Total	October 1 - December 31, 2018	2019 - 2020	2021 - 2022	Thereafter
Secured Borrowings—Principal	$517,060	$1,940	$16,428	$271,850	$226,842
Secured Borrowings—Fixed Interest (1)	93,846	5,614	44,137	30,103	13,992
Tenant Construction Financing and Reimbursement Obligations (2)	6,555	6,555	—	—	—
Operating Lease Obligations (3)	6,523	281	2,460	2,007	1,775
Total	$623,984	$14,390	$63,025	$303,960	$242,609

(1)	Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.
(2)

Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.

(3)	Includes $1.6 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

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

Income Taxes

We intend to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes, and to federal income and excise tax on our undistributed income. Franchise taxes and federal excise taxes on our undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income. Additionally, taxable income from our non-REIT activities managed through our taxable REIT subsidiary is subject to federal, state, and local taxes.

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

Equity-Based Compensation

In 2018, we granted shares of restricted common stock to our directors, executive officers and other employees that vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. We account for the restricted common stock and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods.

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

Following the completion of the Formation Transactions, we concluded that the Operating Partnership is a VIE of which we are the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of our assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on our consolidated balance sheet as of September 30, 2018.

We have concluded that an entity which we have provided a $5.7 million mortgage loan receivable is a VIE because the terms of the loan agreement limit the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, we are not the primary beneficiary of the entity because we do not have the power to direct the activities that most significantly impact the entity’s economic performance. As of September 30, 2018, the carrying amount of our loan receivable with this entity was $5.7 million, and our maximum exposure to loss in this entity is limited to the carrying amount of our investment. We had no liabilities associated with this investment as of September 30, 2018.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, with the result of aligning the guidance on share-based payments to nonemployees with that for share-based payments to employees, with certain exceptions, and eliminating the need to re-value awards to nonemployees at each balance sheet date. ASU 2018-07 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted for companies who have previously adopted ASU 2017-09. We early adopted ASU 2018-07 effective July 1, 2018 for accounting for our liability-classified non-employee awards that had not vested as of that date. No adjustment to our retained earnings was required as a result of the adoption of ASU 2018-07.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, with early adoption is permitted. We are currently evaluating the impact of adopting ASU 2018-13 on our related disclosures.

Our Real Estate Investment Portfolio

As of September 30, 2018, we had a portfolio of 645 properties, including one undeveloped land parcel and 11 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $99.8 million. Our 153 tenants operate 162 different concepts in 15 industries across 42 states. None of our tenants represented more than 5.3% of our portfolio at September 30, 2018, and our top ten largest tenants represented 35.0% of our annualized base rent as of that date.

Diversification by Concept and Tenant

As of September 30, 2018, our top ten tenants included ten different concepts: Captain D’s, Art Van Furniture, Mister Car Wash, Zips Car Wash, AMC Theatres, Malvern School, R-Stores, Latitude Fitness and 84 Lumber and Perkins. Our 643 properties are operated by our 153 tenants. The following table details information about our tenants and the related concepts as of September 30, 2018 (dollars in thousands):

					Weighted	Weighted
				% of	Average	Average
		Number of	Annualized	Annualized	Lease	Annual Rent
Tenant(1)	Concept	Properties (2)	Base Rent (3)	Base Rent	Term (4)	Escalations (4)
Captain D's, LLC (5)	Captain D's	77	$5,337	5.3%	4.9	1.23%
AVF Parent, LLC	Art Van Furniture	5	4,394	4.4%	18.5	(7)
Car Wash Partners, Inc.	Mister Car Wash	13	4,144	4.2%	18.6	1.94%
Zips Car Wash, LLC	Zips Car Wash	15	3,784	3.8%	19.0	1.50%
American Multi-Cinema, Inc. (6)	AMC Theatres	5	3,582	3.6%	6.8	0.84%(8)
Malvern School Properties, LP	Malvern School	13	3,084	3.1%	14.8	2.00%
Riiser Fuel Holdings, LLC	R-Store	26	2,929	2.9%	19.8	1.50%
Spellman Inc., Grossi & Denisco Inc. and John Grossi	Latitude Sport Clubs	3	2,668	2.7%	19.8	1.50%
Magerko Real Estate, LLC	84 Lumber	19	2,643	2.6%	18.8	2.00%
Perkins & Marie Callender's, LLC	Perkins	13	2,414	2.4%	8.7	3.71%
Top 10 Subtotal		189	34,979	35.0%	14.4	1.48%
Other		454	64,833	65.0%	14.2	1.53%
Total/Weighted Average (4)		643	$99,812	100.0%	14.3	1.51%

(1)	Represents tenant or guarantor.
(2)	Includes 11 properties which secure our investments in mortgage loans receivable. Excludes one vacant property and one undeveloped land parcel.
(3)

Represents annualized contractually specified cash base rent and interest in effect on September 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

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

As of September 30, 2018, our five largest tenants, who contributed 21.3% of our annualized base rent, had a rent coverage ratio of 2.8x, and our ten largest tenants, who contributed 35.0% of our annualized base rent, had a rent coverage ratio of 2.8x.

Diversification by Concept

Our tenants operate their businesses across 162 concepts. The following table details those concepts as of September 30, 2018 (dollars in thousands):

		Annualized	% of
		Base	Annualized	Number of	Building
Concept	Type of Business	Rent (1)	Base Rent	Properties (2)	(Sq. Ft.)
Captain D's	Service	$5,503	5.5%	79	203,731
Art Van Furniture	Retail	4,394	4.4%	5	284,713
Mister Car Wash	Service	4,144	4.2%	13	54,621
Zips Car Wash	Service	3,784	3.8%	15	58,511
AMC Theatres	Experience	3,582	3.6%	5	240,672
The Malvern School	Service	3,084	3.1%	13	149,781
Applebee's	Service	3,057	3.1%	18	93,689
R-Store	Service	2,929	2.9%	26	106,870
Latitude Sport Clubs	Experience	2,668	2.7%	3	245,475
84 Lumber	Other	2,643	2.6%	19	896,956
Top 10 Subtotal		35,788	35.9%	196	2,335,019
Other		64,024	64.1%	447	3,157,683
Total		$99,812	100.0%	643	5,492,702

(1)

Represents annualized contractually specified cash base rent and interest in effect on September 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

(2)	Excludes one vacant property and one undeveloped land parcel.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of September 30, 2018 (dollars in thousands):

		Annualized	% of
	Type of	Base	Annualized	Number of	Building	Rent Per
Tenant Industry	Business	Rent (1)	Base Rent	Properties (2)	(Sq. Ft.)	Sq. Ft. (3)
Quick Service	Service	$15,127	15.2%	194	523,594	$29.28
Car Washes	Service	11,274	11.3%	43	173,666	64.92
Early Childhood Education	Service	10,308	10.3%	44	509,349	20.24
Convenience Stores	Service	9,180	9.2%	76	303,737	30.22
Medical / Dental	Service	9,077	9.1%	75	405,082	22.41
Casual Dining	Service	7,609	7.6%	56	326,846	23.71
Automotive Service	Service	6,588	6.6%	52	368,055	18.17
Family Dining	Service	3,893	3.9%	25	147,198	26.44
Other Services	Service	3,867	3.9%	22	203,268	19.03
Service Subtotal		76,923	77.1%	587	2,960,795	26.14
Health and Fitness	Experience	7,987	8.0%	17	731,020	10.93
Movie Theatres	Experience	4,213	4.2%	6	293,206	14.37
Entertainment	Experience	1,273	1.3%	3	93,532	13.61
Experience Subtotal		13,473	13.5%	26	1,117,758	12.05
Home Furnishings	Retail	6,457	6.5%	9	466,777	13.83
Grocery	Retail	316	0.3%	2	50,416	6.27
Retail Subtotal		6,773	6.8%	11	517,193	13.10
Building Materials	Other	2,643	2.6%	19	896,956	2.95
Total		$99,812	100.0%	643	5,492,702	$18.23

(1)

Represents annualized contractually specified cash base rent and interest in effect on September 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

(2)	Excludes one vacant property and one undeveloped land parcel.
(3)	Excludes properties with no annualized base rent.

As of September 30, 2018, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.3x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.4x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 6.2x.

Diversification by Geography

Our 645 property locations are spread across 42 states. The following table details the geographical locations of our properties as of September 30, 2018 (dollars in thousands):

		% of
	Annualized	Annualized	Number of	Building
State	Base Rent (1)	Base Rent	Properties	(Sq. Ft.)
Texas	$11,572	11.6%	68	717,683
Georgia	11,045	11.1%	77	411,353
Michigan	6,645	6.7%	27	408,554
Florida	6,180	6.2%	42	325,149
Alabama	5,689	5.7%	42	415,469
Wisconsin	4,464	4.5%	33	185,725
Tennessee	4,163	4.2%	34	177,277
Arkansas	3,659	3.7%	26	122,449
Ohio	3,351	3.4%	21	430,118
Pennsylvania	3,336	3.3%	17	158,362
Top 10 Subtotal	60,104	60.4%	387	3,352,139
Other	39,708	39.6%	258	2,147,063
Total	$99,812	100.0%	645	5,499,202

(1)

Represents annualized contractually specified cash base rent and interest in effect on September 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

Lease Expirations

As of September 30, 2018, the weighted average remaining term of our leases was 14.3 years (based on annualized base rent), with only 3.2% of our annualized base rent attributable to leases expiring prior to January 1, 2023. The following table sets forth our lease expirations for leases in place as of September 30, 2018 (dollars in thousands):

				Weighted
	Annualized	% of Annualized	Number of	Average Rent
Lease Expiration Year (1)	Base Rent (2)	Base Rent	Properties (3)	Coverage Ratio (4)
2018	$—	0.0%	—	—
2019	599	0.6%	10	2.7	x
2020	801	0.8%	9	2.7	x
2021	900	0.9%	13	3.4	x
2022	901	0.9%	7	3.4	x
2023	6,982	7.0%	80	3.3	x
2024	2,157	2.2%	18	2.8	x
2025	293	0.3%	5	4.2	x
2026	1,806	1.8%	10	2.2	x
2027	9,775	9.8%	54	2.5	x
2028	2,875	2.9%	18	3.0	x
2029	495	0.5%	4	5.2	x
2030	2,297	2.3%	30	3.9	x
2031	4,590	4.6%	24	3.6	x
2032	11,697	11.7%	77	2.8	x
2033	9,884	9.9%	45	2.3	x
2034	2,773	2.8%	22	2.3	x
2035	—	0.0%	—	—
2036	2,009	2.0%	20	2.2	x
2037	23,266	23.3%	105	3.0	x
2038	14,095	14.1%	77	2.2	x
2039	1,000	1.0%	11	2.9	x
2040	617	0.6%	3	3.1	x
Total/Weighted Average	$99,812	100.0%	642	2.8	x

(1)	Expiration year of contracts in place as of September 30, 2018, excluding any tenant option renewal periods that have not been exercised.
(2)

Represents annualized contractually specified cash base rent and interest in effect on September 30, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and our loans receivable.

(3)	Excludes one vacant property, one undeveloped land parcel and one site with a lease that has not commenced as of

September 30, 2018.

(4)	Weighted by annualized base rent.

Results of Operations

The following discussion includes the results of the Company’s and the Predecessor’s operations collectively for the periods presented.

Comparison of the three months ended September 30, 2018 and the three months ended September 30, 2017

	Three months ended September 30,
(dollar amounts in thousands)	2018	2017	Change	%
Revenues:
Rental revenue	$25,496	$13,427	$12,069	89.9%
Interest income on loans and direct financing lease receivables	220	65	155	238.5%
Other revenue	26	88	(62)	-70.5%
Total revenues	25,742	13,580	12,162

Expenses:
Interest	6,563	6,317	246	3.9%
General and administrative	3,529	2,336	1,193	51.1%
Property expenses	494	389	105	27.0%
Depreciation and amortization	8,763	5,154	3,609	70.0%
Provision for impairment of real estate	770	857	(87)	-10.2%
Total expenses	20,119	15,053	5,066
Other operating income:
Gain on dispositions of real estate, net	1,455	1,974	(519)	-26.3%
Income from operations	7,078	501	6,577
Other income:
Interest	655	12	643	5358.3%
Income (loss) before income tax expense (benefit)	7,733	513	7,220
Income tax expense (benefit)	26	(9)	35	-388.9%
Net income	7,707	522	7,185
Net income attributable to non-controlling interests	(2,383)	—	(2,383)
Net income attributable to stockholders and members	$5,324	$522	$4,802

Rental revenue. Rental revenue increased by $12.1 million to $25.5 million for the three months ended September 30, 2018 as compared to $13.4 million for the three months ended September 30, 2017. The increase in rental revenue was primarily due to our acquisition of properties during the period from October 1, 2017 to September 30, 2018, which provided $10.1 million of additional rental revenue between the comparison periods. Additionally, our acquisition of properties during the three months ended September 30, 2017 provided an additional $1.5 million of rental revenue, net of reduction in rental revenue due to sale of properties during the comparison periods.

Interest income on loans and direct financing receivables. Interest income on loans and direct financing receivables increased by $0.2 million for the three months ended September 30, 2018 primarily due to our initial investments in loans receivable during 2018.

Other revenue. Other revenue decreased by $0.1 million for the three months ended September 30, 2018 as compared to three months ended September 30, 2017. The decrease in other revenue was primarily due to a decrease in miscellaneous revenue for the three months ended September 30, 2018.

Interest expense. Interest expense increased by $0.2 million to $6.6 million for the three months ended September 30, 2018 as compared to $6.3 million for the three months ended September 30, 2017. The increase in interest expense was primarily due to $0.2 million of additional interest expense from having notes issued under our Master Trust Funding Program on July 11, 2017 outstanding during the entire three months ended September 30, 2018 as compared to a lesser number of days during the three months ended September 30, 2017 and an increase in interest expense of $0.4 million due to amortization of deferred financing costs and commitment fees on the revolving credit facility that was issued in June 2018. These increases were partially offset by a reduction of interest expense of $0.4 million due to repayment of related party debt in June 2018.

General and administrative expenses. General and administrative expenses increased $1.2 million to $3.5 million for the three months ended September 30, 2018 as compared to $2.3 million for the three months ended September 30, 2017. This increase in general and administrative expenses was primarily due to increases in stock compensation expense of $0.9 million, directors’ fees of $0.1 million, legal and accounting fees of $0.2 million and other costs required to support our growing real estate portfolio, partially offset by a decrease in personnel costs of $0.3 million and consulting fees of $0.2 million.

Property expenses. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Property expenses increased by $0.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase in property expenses was primarily due to an increase in loss on uncollectible accounts and an increase in real estate taxes and insurance costs of during the three months ended September 30, 2018.

Depreciation and amortization expense. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $3.6 million to $8.8 million for the three months ended September 30, 2018 as compared to $5.2 million for the three months ended September 30, 2017. The increase in depreciation and amortization expense during the three months ended September 30, 2018 was due to the inclusion of depreciation and amortization expense for properties acquired during the period from October 1, 2017 to September 30, 2018, which added $3.0 million of additional depreciation and amortization expense, $1.3 million of additional depreciation and amortization expense recorded during the three months ended September 30, 2018 on properties that were acquired during the three months ended September 30, 2017. These increases were partially offset by a reduction of $0.7 million of depreciation and amortization expense on properties that we disposed during the period from July 1, 2017 to September 30, 2018.

Provision for impairment of real estate. Impairment charges on real estate investments were $0.8 million and $0.9 million for the three months ended September 30, 2018 and 2017. During the three months ended September 30, 2018 and 2017, we recorded a provision for impairment of real estate at three of our real estate investments. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $0.5 million to $1.5 million for the three months ended September 30, 2018 as compared to $2.0 million for the three months ended September 30, 2017. We disposed of 21 real estate properties during the three months ended September 30, 2018 compared to 14 real estate properties during the three months ended September 30, 2017.

Interest income. Interest income increased by $0.6 million for the three months ended September 30, 2018. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the three months ended September 30, 2018 because of the funds raised through the IPO (including stock issued through the Option to Purchase Additional Shares) and the Concurrent Private Placement of common stock to Eldridge.

Income tax expense (benefit). Income tax expense increased by $35,000 to approximately $26,000 for the three months ended September 30, 2018 as compared to an income tax benefit of approximately $9,000 for the three months ended September 30, 2017. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The increase in income tax expense was primarily due to the continued growth of our real estate investment portfolio and our expansion into new jurisdictions where we are subject to taxation.

Comparison of the nine months ended September 30, 2018 and the nine months ended September 30, 2017

	Nine months ended September 30,
(dollar amounts in thousands)	2018	2017	Change	%
Revenues:
Rental revenue	$67,119	$36,105	$31,014	85.9%
Interest income on loans and direct financing lease receivables	379	230	149	64.8%
Other revenue	75	648	(573)	-88.4%
Total revenues	67,573	36,983	30,590

Expenses:
Interest	23,474	15,192	8,282	54.5%
General and administrative	9,872	6,612	3,260	49.3%
Property expenses	1,221	1,077	144	13.4%
Depreciation and amortization	22,842	13,241	9,601	72.5%
Provision for impairment of real estate	3,526	1,436	2,090	145.5%
Total expenses	60,935	37,558	23,377
Other operating income:
Gain on dispositions of real estate, net	5,100	3,736	1,364	36.5%
Income from operations	11,738	3,161	8,577
Other income:
Interest	719	23	696	3026.1%
Income (loss) before income tax expense (benefit)	12,457	3,184	9,273
Income tax expense (benefit)	143	33	110	333.3%
Net income	12,314	3,151	9,163
Net income attributable to non-controlling interests	(2,482)	—	(2,482)
Net income attributable to stockholders and members	$9,832	$3,151	$6,681

Rental revenue. Rental revenue increased by $31.0 million to $67.1 million for the nine months ended September 30, 2018 as compared to $36.1 million for the nine months ended September 30, 2017. The increase in rental revenue was primarily due to our acquisition of properties during the period from October 1, 2017 to September 30, 2018, which provided $19.8 million of additional rental revenue between the comparison periods. Additionally, our acquisition of properties during the nine months ended September 30, 2017 provided an additional $10.7 million of rental revenue, net of any reduction in rental revenue due to sale of properties between the comparison periods.

Interest income on loans and direct financing receivables. Interest income on loans and direct financing receivables increased by $0.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in interest income on loans and direct financing receivables was primarily due to our initial investments in loans receivable during 2018, as partially offset by a decrease in interest income on direct financing receivables primarily due to the termination or sale of two direct financing leases during the year 2017.

Other revenue. Other revenue decreased by $0.6 million for the nine months ended September 30, 2018, primarily due to a $0.6 million decrease in lease termination income during the nine months ended September 30, 2018, partially offset by an increase in miscellaneous income and new expense reimbursement income on two properties that were acquired in September 2017.

Interest expense. Interest expense increased by $8.3 million to $23.5 million for the nine months ended September 30, 2018 as compared to $15.2 million for the nine months ended September 30, 2017. The increase in interest expense was primarily due to $5.2 million of additional interest expense from having notes issued under our Master Trust Funding Program in July 2017 outstanding during the entire nine months ended September 30, 2018, an increase in interest expense of $0.5 million due to amortization of deferred financing costs and commitment fees on the revolving credit facility that was issued in June 2018, a $2.2 million increase in interest expense related to a higher average daily balance in notes payable to a related party issued to finance acquisitions and $0.4 million of additional non-cash interest expense from the amortization of deferred financing costs. These increases were partially offset by the capitalization of additional interest costs of $0.1 million on our construction in progress.

General and administrative expenses. General and administrative expenses increased by $3.3 million to $9.9 million for the nine months ended September 30, 2018 as compared to $6.6 million for the nine months ended September 30, 2017. This increase in general and administrative expense was primarily due to increases in stock compensation expense of $0.9 million, directors’ fees of $0.1 million, legal and accounting fees of $0.8 million, personnel costs of $1.1 million and other costs required to support our growing real estate portfolio.

Property expenses. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Property expenses increased by $0.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to an increase in loss on uncollectible accounts during the nine months ended September 30, 2018.

Depreciation and amortization expense. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $9.6 million to $22.8 million for the nine months ended September 30, 2018 as compared to $13.2 million for the nine months ended September 30, 2017. The increase during the nine months ended September 30, 2018 was due to the inclusion of nine months of depreciation and amortization expense for properties acquired during the period from October 1, 2017 to December 31, 2017, which added $3.0 million of additional depreciation and amortization expense, $2.9 million of additional depreciation and amortization expense recorded during the nine months ended September 30, 2018 on properties that were acquired during the nine months ended September 30, 2018 and $4.4 million of additional depreciation recorded on properties that were acquired during the nine months ended September 30, 2017. These increases were partially offset by a reduction of $0.6 million of depreciation and amortization expense on properties that we disposed during the nine months ended September 30, 2018.

Provision for impairment of real estate. Impairment charges on real estate investments were $3.5 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, we recorded a provision for impairment of real estate at 16 of our real estate investments compared to six real estate investments during the nine months ended September 30, 2017. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $1.4 million to $5.1 million for the nine months ended September 30, 2018 as compared to $3.7 million for the nine months ended September 30, 2017. We disposed of 35 real estate properties during the nine months ended September 30, 2018 and 2017.

Interest income. Interest income increased by $0.7 million for the nine months ended September 30, 2018. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the nine months ended September 30, 2018 because of the funds raised through the IPO (including stock issued through the Option to Purchase Additional Shares) and the Concurrent Private Placement of common stock to Eldridge.

Income tax expense. Income tax expense increased by $0.1 million to $0.2 million for the nine months ended September 30, 2018 as compared to approximately $33,000 for the nine months ended September 30, 2017. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The increase in income tax expense was primarily due to the continued growth of our real estate investment portfolio and our expansion into new jurisdictions where we are subject to taxation.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales (which are dependent on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions).

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$7,707	$522	$12,314	$3,151
Depreciation and amortization of real estate	8,762	5,153	22,839	13,239
Provision for impairment of real estate	770	857	3,526	1,436
Gain on dispositions of real estate	(1,455)	(1,974)	(5,100)	(3,736)
FFO attributable to stockholders and members and non-controlling interests	15,784	4,558	33,579	14,090
Adjustments:
Straight-line rental revenue, net	(2,198)	(1,116)	(5,715)	(3,076)
Non-cash interest expense	817	552	1,982	1,310
Non-cash compensation expense	1,051	182	1,398	581
Amortization of market lease-related intangibles	154	584	284	727
Amortization of capitalized lease incentives	39	34	116	101
Capitalized interest expense	(78)	(74)	(214)	(149)
Transaction costs	32	—	58	—
AFFO attributable to stockholders and members and non-controlling interests	$15,601	$4,720	$31,488	$13,584

We calculate EBITDA as earnings before interest, income taxes and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and real estate impairment losses. We present EBITDA and EBITDAre as they are measures commonly used in our industry and we believe that these measures are useful to investors and analysts because they provide important supplemental information concerning our operating performance exclusive of certain non-cash items and other costs.

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

We use EBITDA and EBITDAre as measures of our operating performance and not as measures of liquidity. The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$7,707	$522	$12,314	$3,151
Depreciation and amortization	8,763	5,154	22,842	13,241
Interest expense	6,563	6,317	23,474	15,192
Interest income	(655)	(12)	(719)	(23)
Income tax expense (benefit)	26	(9)	143	33
EBITDA attributable to stockholders and members and non-controlling interests	22,404	11,972	58,054	31,594
Provision for impairment of real estate	770	857	3,526	1,436
Gain on dispositions of real estate	(1,455)	(1,974)	(5,100)	(3,736)
EBITDAre attributable to stockholders and members and non-controlling interests	$21,719	$10,855	$56,480	$29,294

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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	September 30, 2018	December 31, 2017
Secured borrowings, net of deferred financing costs	$507,481	$511,646
Notes payable to related party	—	230,000
Total debt	507,481	741,646
Deferred financing costs, net	9,579	11,290
Gross debt	517,060	752,936
Cash and cash equivalents	(73,271)	(7,250)
Restricted cash deposits held for the benefit of lenders	(808)	(12,175)
Net debt	$442,981	$733,511

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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$7,707	$522	$12,314	$3,151
Interest expense	6,563	6,317	23,474	15,192
General and administrative expense	3,529	2,336	9,872	6,612
Depreciation and amortization	8,763	5,154	22,842	13,241
Provision for impairment of real estate	770	857	3,526	1,436
Interest income	(655)	(12)	(719)	(23)
Income tax expense (benefit)	26	(9)	143	33
Gain on dispositions of real estate	(1,455)	(1,974)	(5,100)	(3,736)
NOI attributable to stockholders and members and non-controlling interests	25,248	13,191	66,352	35,906
Straight-line rental revenue, net	(2,198)	(1,116)	(5,715)	(3,076)
Amortization of capitalized lease incentives	39	34	116	101
Amortization of market lease-related intangibles	154	584	284	727
Cash NOI attributable to stockholders and members and non-controlling interests	$23,243	$12,693	$61,037	$33,658

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over time, we generally seek to match the cash inflows from our long-term leases with the expected cash outflows on our long-term debt. To achieve this objective, our consolidated subsidiaries primarily borrow on a fixed-rate basis for longer-term debt issuances through our Master Trust Funding Program. We expect to incur debt that bears interest at floating rates in connection with our operations, including to fund future acquisitions, under the Revolving Credit Facility. As of September 30, 2018, we had an aggregate outstanding principal balance of $517.1 million on our consolidated indebtedness, consisting solely of borrowings issued under the Master Trust Funding Program, which bears interest at a weighted average fixed rate of 4.35% per annum as of such date. Therefore, an increase or decrease in interest rates would result in no increase or decrease in our interest expense.

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

Fair Value of Debt

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of September 30, 2018:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$517,060	$519,472

(1)	Excludes net deferred financing costs of $9.6 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to various lawsuits, claims or other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

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

Not applicable.

Use of Proceeds from Registered Securities

Our Registration Statement relating to the IPO registered common stock, $0.01 par value per share, with a maximum aggregate offering price of up to $635,375,000. The Registration Statement was declared effective by the SEC on June 20, 2018. We initially sold a total of 32,500,000 shares of common stock in the IPO on June 25, 2018, for gross proceeds of $455.0 million. We sold an additional 2,772,191 shares of common stock in the IPO on July 24, 2018, for gross proceeds of $38.8 million, through the underwriters exercising the Option to Purchase Additional Shares. The joint book-running managers of the IPO were Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC. The co-managers of the IPO were RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., Evercore Group L.L.C. and Ladenburg Thalmann & Co. Inc.

Total proceeds received from the IPO were $464.2 million, net of the underwriting discounts of $29.6 million. We also incurred other expenses related to the IPO, in addition to the underwriting discounts, of $5.5 million. All of the underwriting discounts and other expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. The net proceeds from the IPO (including proceeds received pursuant to the partial exercise by the underwriters of the Option to Purchase Additional Shares), together with the proceeds from the sale of 7,785,611 shares of common stock to an affiliate of Eldridge in the Concurrent Private Placement of common stock, were contributed to the Operating Partnership in exchange for a 69.7% interest in the Operating Partnership.

Through September 30, 2018, we used a portion of the net proceeds from the IPO to repay short-term notes, with an aggregate principal balance of $334.0 million, issued to an affiliate of Eldridge and to make real estate investments totaling $130.2 million (including acquisition-related costs). As of September 30, 2018, all of the net proceeds from the IPO had been deployed.

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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: November 5, 2018	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Hillary P. Hai
Hillary P. Hai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)