Form 10-K
period 2018-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2019-02-28
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38530

Essential Properties Realty Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	82-4005693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 Carnegie Center Blvd., Suite 520 Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 436-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Essential Properties Realty Trust, Inc.'s shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $438.3 million based on the last reported sale price of $13.54 per share on the New York Stock Exchange on June 29, 2018.

The number of shares of registrant’s Common Stock outstanding as of February 22, 2019 was 43,795,460.

i

PART I

In this Annual Report on Form 10-K, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including its operating partnership, Essential Properties, L.P., as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context otherwise requires.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this annual report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately,” “plan,” and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and may not be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general business and economic conditions;
•	continued volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the Consumer Price Index (the “CPI”);
•

risks inherent in the real estate business, including tenant defaults or bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;

•	the performance and financial condition of our tenants;
•	the availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;
•	our ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•	the degree and nature of our competition;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital on attractive terms;
•	fluctuating interest rates;
•	availability of qualified personnel and our ability to retain our key management personnel;

•	changes in, or the failure or inability to comply with, applicable law or regulation;
•	our failure to qualify for taxation as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•	additional factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Because we operate in a highly competitive and rapidly changing environment, new risks emerge from time to time, and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 1. Business.

We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have assembled a diversified portfolio using an investment strategy that focuses on properties leased to tenants in businesses such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness. We believe that properties leased to tenants in these businesses are essential to the generation of the tenants’ sales and profits and that these businesses exhibit favorable growth potential and are generally more insulated from e-commerce pressure than many others.

We were organized on January 12, 2018 as a Maryland corporation and intend to qualify to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2018, 91.1% of our $106.8 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. “Annualized base rent” means annualized contractually specified cash base rent in effect on December 31, 2018 for all of our leases (including those accounted for as direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown strategically since commencing investment activities in June 2016. As of December 31, 2018, we had a portfolio of 677 properties (including one undeveloped land parcel, 12 properties that secure our investment in mortgage loans receivable and four properties under development) built on the following core attributes:

Diversified Portfolio.    Our portfolio was 100% occupied by 161 tenants operating 180 different brands, or concepts, in 15 industries across 43 states, with none of our tenants contributing more than 5% of our annualized base rent. Our strategy targets a scaled portfolio that, over time, derives no more than 5% of its annualized base rent from any single tenant or more than 1% from any single property.

Remaining Lease Term of 14.2 Years.    Our leases had a weighted average remaining lease term of 14.2 years (based on annualized base rent), with only 3.1% of our annualized base rent attributable to leases expiring prior to January 1, 2023. Our properties are subject to relatively new, long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.

Significant Use of Master Leases.    67.4% of our annualized base rent was attributable to master leases.

Healthy Rent Coverage Ratio and Extensive Tenant Financial Reporting.    Our portfolio’s weighted average rent coverage ratio was 2.8x and 97.5% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. “Rent coverage ratio” means the ratio of (x) tenant-reported or, when unavailable, management’s estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation as of a specified date.

Contractual Base Rent Escalation.    97.1% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.5% per year.

Differentiated Investment Approach.    Our average investment per property was $2 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at December 31, 2018), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property.

2018 Financial and Operating Highlights

•	During the year ended December 31, 2018, we invested approximately $516 million in 215 property locations (excluding one property securing $3.5 million of short-term financing).
•	As of December 31, 2018, our total gross investment in real estate totaled $1.4 billion and we had total debt of $540.1 million.
•

During 2018, we completed our initial public offering (the “IPO”) of 32,500,000 shares of our common stock and issued 2,772,191 additional shares of common stock pursuant to the partial exercise of an option granted to underwriters of our IPO. We received total proceeds of $458.7 million, net of underwriters’ discounts and offering expenses, from the issuance of these shares.

•

At the time of the IPO, we also completed a $125.0 million concurrent private placement (the “Concurrent Private Placement”) of our common stock and units of Essential Properties, L.P., which is our operating partnership (the “Operating Partnership”) and through which we hold substantially all of our assets and conduct our operations.

•	For the period of 2018 subsequent to our IPO, we made distributions totaling $0.434 per share of common stock.
•	In June 2018, we entered into a four-year, senior unsecured revolving credit facility which allows up to $300.0 million in principal borrowings (the “Revolving Credit Facility”).

Our Target Market

We are an active investor in single-tenant, net leased real estate. Our target properties are generally freestanding, commercial real estate facilities where a middle-market tenant conducts activities that are essential to the generation of its sales and profits. We believe that this market is underserved from a capital perspective and offers attractive investment opportunities.

Within this market, we emphasize investment in properties leased to tenants engaged in a targeted set of service-oriented or experience-based businesses, such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education, and health and fitness because we believe these businesses are generally more insulated from e-commerce pressure than many others. In addition, we believe that many of these businesses are favorably impacted by current macroeconomic trends that support consumer spending, such as generally declining unemployment and positive consumer sentiment.

We also focus on properties leased to middle-market companies, which we define as regional and national operators with between 10 and 250 locations and $20 million to $500 million in annual revenue, and we opportunistically invest in properties leased to smaller companies, which we define as regional operators with less than 10 locations and less than $20 million in annual revenue. Although it is not our primary investment focus, we will opportunistically consider investments leased to large companies. While most of our targeted tenants are not rated by a nationally recognized statistical rating organization, we primarily seek to invest in properties leased to companies that we determine have attractive credit characteristics and stable operating histories.

Despite the market’s size, the market for single-tenant, net leased real estate is highly fragmented. In particular, we believe that there is a limited number of participants addressing the long-term capital needs of unrated middle-market and small companies. We believe that many publicly traded REITs that invest in net leased properties concentrate their investment activity in properties leased to investment grade-rated tenants, which tend to be larger organizations, with the result that unrated, middle-market and small companies are relatively underserved and offer us an attractive investment opportunity.

Furthermore, we believe that there is strong demand for our net-lease solutions among middle-market and small owner-operators of commercial real estate, in part, due to the bank regulatory environment, which, since the turmoil in the housing and mortgage industries from 2007-2009, has generally been characterized by increased scrutiny and regulation. We believe that this environment has made commercial banks less responsive to the long-term capital needs of unrated middle-market and small companies, many of which have historically depended on commercial banks for their financing; accordingly, we see an attractive opportunity to address the capital needs of these companies by offering them an efficient alternative to financing their real estate with traditional mortgage or bank debt and their own equity.

Accordingly, while we believe our net-lease financing solutions may be attractive to a wide variety of companies, we believe our most attractive opportunity is owning properties net leased to bank finance-dependent, middle-market and small companies that are generally unrated and have less access to efficient sources of long-term capital than larger, rated companies.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:

•

Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants.     We have strategically constructed a portfolio that is diversified by tenant, industry and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are subject to relatively new, long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio. As of December 31, 2018, we had a portfolio of 677 properties, with annualized base rent of $106.8 million, which was selected by our management team in accordance with our focused investment strategy. Our portfolio is diversified with 161 tenants operating 180 different concepts across 43 states and 15 industries. None of our tenants contributed more than 5% of our annualized base rent as of December 31, 2018, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of its annualized base rent from any single tenant or more than 1% from any single property.

We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses, such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of December 31, 2018, 91.1% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.

We believe that our portfolio’s diversity and recent underwriting decreases the impact on us of an adverse event affecting a specific tenant, industry or region, and our focus on leasing to tenants in industries that we believe are well-positioned to withstand competition from e-commerce increases the stability of our rental revenue.

•

Experienced and Proven Net Lease Management Team.    Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale, and it was directly responsible for sourcing, financing and acquiring each of the properties in our portfolio.

Our senior management team has been responsible for our refined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management functions, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of December 31, 2018, exclusive of our initial investment activity on June 16, 2016 when we acquired a portfolio of 262 net leased properties, consisting primarily of restaurants, that were being sold as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the “GE Seed Portfolio”), 82.2% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 92.1% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

•

Growth Oriented Balance Sheet Supporting Scalable Infrastructure.    As of December 31, 2018, we had $549.1 million of gross debt outstanding, with a weighted average maturity of 4.1 years, and net debt of $532.9 million. For the three months ended December 31, 2018, our net income was $8.2 million, our Annualized Adjusted EBITDAre was $102.3 million and our ratio of net debt to Annualized Adjusted EBITDAre was 5.2x.

Net debt and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable GAAP financial measures, and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

In June 2018, we entered into the Revolving Credit Facility, which is a four-year, senior unsecured revolving credit facility that allows for up to $300.0 million in principal borrowings and is available for general corporate purposes, including funding future acquisitions. As of December 31, 2018, we had borrowed $34.0 million under the Revolving Credit Facility and had an available borrowing capacity of $266.0 million. Our borrowings under the Revolving Credit Facility initially bear interest at an annual rate of (i) applicable LIBOR plus an applicable margin between 1.45% and 2.15%; or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.5% or LIBOR plus 1.0%) plus an applicable margin of between 0.45% and 1.15%.

Our largest borrowing source is our private conduit program (the “Master Trust Funding Program”), under which we may, subject to applicable covenants, issue multiple series and classes of notes from time to time to institutional investors in the asset-backed securities market. As of December 31, 2018, we had Class A Notes and Class B Notes outstanding under our Master Trust Funding Program with an aggregate outstanding principal balance of $515.1 million and a weighted average annual interest rate of 4.35%. These notes are secured by a pool of 347 properties and the related leases as of December 31, 2018; however, we have the ability to prepay these notes without the payment of a make-whole amount after November 2021, giving us flexibility to unencumber the pledged assets, should we choose to do so as part of a strategy to seek an investment grade credit rating in the future or for other reasons. Prepayments with respect to notes issued under our Master Trust Funding Program with an aggregate outstanding principal amount of $272.3 million (as of December 31, 2018) on or after November 25, 2019 do not require a make-whole payment, and prepayments with respect to notes issued under our Master Trust Funding Program with an aggregate outstanding principal amount of $242.8 million (as of December 31, 2018) on or after November 25, 2021 do not require a make-whole payment. These notes are non-recourse to us, subject to customary limited exceptions.

We are the property manager and servicer for the leases that are the collateral for the notes under our Master Trust Funding Program and, in that capacity, have discretion in managing the collateral pool. We believe that this discretion enhances our operational flexibility by enabling us to: issue additional notes in future series that reflect the increase in the value of properties or the entire collateral pool; substitute assets in the collateral pool (subject to meeting certain prescribed conditions and criteria); and sell underperforming assets and reinvest the proceeds in better performing properties, subject, in the case of substitutions and sales, to certain limitations unless the substitution or sale is credit- or risk-based. We also have the ability to add properties to the collateral pool between series issuances, thereby further increasing the pool’s size and diversity. By issuing investment grade-rated debt through the Master Trust Funding Program, we seek to lower our borrowing costs and, in turn, be in a position to deliver more competitive financial terms to our tenants and attractive returns to our stockholders.

We also have 330 unencumbered properties that contribute $58.2 million of annualized base rent as of December 31, 2018. We seek to manage our balance sheet so that we have access to multiple sources of debt capital in the future, such as term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, that may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital.

•

Differentiated Investment Strategy.    We seek to acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to unrated middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions and enter into lease agreements that provide us with attractive risk-adjusted returns. Furthermore, many net lease transactions with middle-market companies involve properties that are individually relatively small, which allows us to avoid concentrating a large amount of capital in individual properties. We maintain close relationships with our tenants, which we believe allows us to source additional investments and become the capital provider of choice as our tenants’ businesses grow and their real estate needs increase.

•

Asset Base Allows for Significant Growth.    Building on our senior leadership team’s experience of more than 20 years in net lease real estate investing, we have developed leading origination, underwriting, financing, documentation and property management capabilities. Our platform is scalable, and we will seek to leverage these capabilities to improve our efficiency and processes to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses will continue to rise in some measure as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale. We have grown substantially since we commenced investment activities on June 16, 2016 when we acquired our GE Seed Portfolio for $279.8 million (including transaction costs). During the years ended December 31, 2017 and 2018, we purchased properties with aggregate purchase prices of $535.4 million and $521.8 million, respectively. With our smaller asset base relative to other institutional investors that focus on acquiring net leased real estate, we believe that superior growth can be achieved through manageable acquisition volume.

•

Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to execute transactions with an aggregate purchase price of $3 million to $50 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks. As of December 31, 2018:

•

Our leases had a weighted average remaining lease term (based on annualized base rent) of 14.2 years, with only 3.1% of our annualized base rent attributable to leases expiring prior to January 1, 2023;

•	Master leases contributed 67.4% of our annualized base rent;
•

Our portfolio’s weighted average rent coverage ratio was 2.8x, with leases contributing 74.0% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);

•	Our portfolio was 100% occupied;
•

Leases contributing 97.1% of our annualized base rent provided for increases in future annual base rent, ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.5% of base rent; and

•	Leases contributing 91.9% of annualized base rent were triple-net.

•

Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, negotiate through lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2018, leases contributing 97.5% of our annualized base rent required tenants to provide us with specified unit-level financial information.

Our Business and Growth Strategies

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We intend to pursue our objective through the following business and growth strategies.

•

Structure and Manage Our Diverse Portfolio with Disciplined Underwriting and Risk Management.    We seek to maintain the stability of our rental revenue and maximize the long-term return on our investments while continuing our growth by using our disciplined underwriting and risk management expertise. When underwriting assets, we emphasize commercially desirable properties, with strong operating performance, healthy rent coverage ratios and tenants with attractive credit characteristics.

Leasing.    In general, we seek to enter into leases with (i) relatively long terms (typically with initial terms of 15 years or more and tenant renewal options); (ii) attractive rent escalation provisions; (iii) healthy rent coverage ratios; and (iv) tenant obligations to periodically provide us with financial information, which provides us with information about the operating performance of the leased property and/or tenant and allows us to actively monitor the security of payments under the lease on an ongoing basis. We strongly prefer to use master lease structures, pursuant to which we lease multiple properties to a single tenant on a unitary (i.e., “all or none”) basis. In addition, in the context of our sale-leaseback investments, we generally seek to establish contract rents that are at prevailing market rents, which we believe enhances tenant retention and reduces our releasing risk if a lease is rejected in a bankruptcy proceeding or expires.

Diversification.    We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a scaled portfolio that, over time, will (1) derive no more than 5% of its annualized base from any single tenant or more than 1% of its annualized base rent from any single property, (2) be primarily leased to tenants operating in service-oriented or experience-based businesses and (3) avoid significant geographic concentration. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.

Asset Management.    We are an active asset manager and regularly review each of our properties for changes in the business performance at the property, credit of the tenant and local real estate market conditions. Among other things, we use Moody’s Analytics RiskCalc (“RiskCalc”), which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, to proactively detect credit deterioration. Additionally, we monitor market rents relative to in-place rents and the amount of tenant capital expenditures in order to refine our tenant retention and alternative use assumptions. Our management team utilizes our internal credit diligence to monitor the credit profile of each of our tenants on an ongoing basis. We believe that this proactive approach enables us to identify and address issues expeditiously and to determine whether there are properties in our portfolio that are appropriate for disposition.

In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2018, we sold 45 properties for net sales proceeds of $60.2 million, representing a 3.6% gain compared to our gross investment in these assets of $58.1 million.

•

Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. Since we commenced investment activities in June 2016, our senior management team has sourced, underwritten, negotiated and structured 175 investment transactions that have closed. As of December 31, 2018, exclusive of our GE Seed Portfolio, 82.2% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 92.1% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of December 31, 2018, exclusive of our GE Seed Portfolio, approximately 48.2% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team, and approximately 43.9% were sourced from participants in the net lease industry, such as brokers, intermediaries or financing sources, who had previously been involved with a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.

As of February 22, 2019, we have entered into purchase and sale agreements for 20 properties with an aggregate purchase price of $40.1 million.

•

Focus on Middle-Market Companies in Service-Oriented or Experience-Based Businesses.    We primarily focus on investing in properties that we lease on a long-term, triple-net basis to unrated middle-market companies that we determine have attractive credit characteristics and stable operating histories. Properties leased to middle-market companies may offer us the opportunity to achieve superior risk-adjusted returns, as a result of our intensive credit and real estate analysis, lease structuring and portfolio construction. We believe our capital solutions are attractive to middle-market companies due to their more limited financing options, as compared to larger, rated organizations, and, in many cases, smaller transactions with middle-market companies will allow us to maintain and grow our portfolio’s diversification. Middle-market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and believe contribute to the stability of our rental revenue.

In addition, we emphasize investment in properties leased to tenants engaged in service-oriented or experience-based businesses, such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education, and health and fitness, as we believe these businesses are generally more insulated from e-commerce pressure than many others.

•

Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2018, our leases had a weighted average remaining lease term of 14.2 years (based on annualized base rent), with only 3.1% of our annualized base rent attributable to leases expiring prior to January 1, 2023, and 97.1% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.5% per year. Additionally, our underwriting and active asset management, which we believe reduce default losses and increase renewal probabilities, is intended to enhance the stability of our rental revenue.
•

Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2018, we had $549.1 million of gross debt outstanding and net debt of $532.9 million. Our net income for the three months ended December 31, 2018 was $8.2 million, our Annualized Adjusted EBITDAre was $102.3 million and our ratio of net debt to Annualized Adjusted EBITDAre was 5.2x. We target a level of net debt that, over time, is generally less than six times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including the investment grade-rated, asset-backed bond market, through our Master Trust Funding Program, and bank debt, through the Revolving Credit Facility.

Net debt and Annualized Adjusted EBITDAre are non-GAAP financial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Competition

We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, lower costs of capital, access to more resources and greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants, and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.

Employees

As of December 31, 2018, we had 18 full-time employees. Our staff is mostly comprised of professional employees engaged in origination, underwriting, closing, financial reporting, portfolio management and capital markets activities essential to our business.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See “Risk Factors—Risks Related to Our Business and Properties—Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.”

In addition to being a named insured on our tenants’ liability policies, we separately maintain commercial general liability coverage. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

Regulation

General.     Our properties are subject to various laws, ordinances and regulations, including those relating to fire and safety requirements, and affirmative and negative covenants and, in some instances, common area obligations. Our tenants have primary responsibility for compliance with these requirements pursuant to our leases. We believe that each of our properties has the necessary permits and approvals.

Americans With Disabilities Act (“ADA”).     Under Title III of the ADA, and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard takes into account, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

Compliance with the ADA, as well as other federal, state and local laws, may require modifications to properties we currently own or may purchase, or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our lease, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

Environmental Matters

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines or penalties for violations, and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. As a result of the foregoing, we could be materially and adversely affected.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing material (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.

Before completing any property acquisition, we obtain environmental assessments in order to identify potential environmental concerns at the property. These assessments are carried out in accordance with the Standard Practice for Environmental Site Assessments (ASTM Practice E 1527-13) as set by ASTM International, formerly known as the American Society for Testing and Materials, and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope. If, however, recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant (i.e., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us). Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

Generally, our leases require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of lessee’s violation of environmental law or the presence, use or release of hazardous materials on our property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. If we or our tenants were to become subject to significant environmental liabilities, we could be materially and adversely affected.

About Us and Available Information

We were incorporated under the laws of Maryland on January 12, 2018. Since our IPO in June 2018, shares of our common stock have been listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPRT”. Our offices are located at 902 Carnegie Center Blvd., Suite 520, Princeton, New Jersey, 08540. We currently lease approximately 13,453 square feet of office space from an unaffiliated third party. Our telephone number is (609) 436-0619 and our website is www.essentialproperties.com.

We electronically file with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, pursuant to Section 13(a) of the Exchange Act. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, on the day of filing with the SEC on our website, or by sending an email message to info@essentialproperties.com.

Item 1A. Risk Factors.

There are many factors that affect our business and the results of our operation, some of which are beyond our control. Set forth below are the risks that we believe are material. You should carefully consider the following risks in evaluating us and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows, liquidity, the market price of our common stock, and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Properties

We are subject to risks related to commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of real estate that is net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;
•	changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant restaurant and retail space;
•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;
•	inability to re-lease or sell properties upon expiration or termination of existing leases;
•	environmental risks, including the potential presence of hazardous or toxic substances on our properties;
•	the subjectivity of real estate valuations and changes in such valuations over time;
•	the illiquid nature of real estate compared to most other financial assets;
•	changes in laws and governmental regulations, including those governing real estate usage and zoning;
•	changes in interest rates and the availability of financing; and
•	changes in the general economic and business climate.

The occurrence of any of the risks described above may cause the value of our real estate to decline, which could materially and adversely affect us.

Global market and economic conditions may materially and adversely affect us and the ability of our tenants to make rental payments to us pursuant to our leases.

Our results of operations are sensitive to changes in the overall economic conditions that impact our tenants’ financial condition and leasing practices. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants. During periods of economic slowdown, rising interest rates and declining demand for real estate may result in a general decline in rents or an increased incidence of defaults under existing leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth and profitability. Accordingly, a decline in economic conditions could materially and adversely affect us.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could materially and adversely affect us.

Generally, each of our properties is operated and occupied by a single tenant. Therefore, the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors over which neither they nor we have control. Our portfolio consists primarily of properties leased to single tenants that operate in multiple locations, which means we own numerous properties operated by the same tenant. To the extent we own or finance numerous properties operated by and leased to one company, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.

Our assessment that certain businesses are more insulated from e-commerce pressure than many others may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and materially and adversely affect us.

We primarily invest in properties leased to tenants engaged in a targeted set of service-oriented or experience-based businesses, and we believe these businesses are generally more insulated from e-commerce pressure than many others. While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

Additionally, we believe that many of the businesses operated by our tenants are favorably impacted by current macroeconomic trends that support consumer spending, such as generally declining unemployment and positive consumer sentiment. Economic conditions are cyclical, and developments that discourage consumer spending, such as increasing unemployment, wage stagnation, decreases in the value of real estate and/or financial assets, inflation or increasing interest rates, could adversely affect our tenants, impair their ability to meet their lease obligations to us and materially and adversely affect us.

Single-tenant leases involve significant risks of tenant default.

Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. A tenant failure or default under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to remove individual underperforming assets, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our business includes substantial holdings in the following states as of December 31, 2018 (based on annualized base rent):  Texas (12.5%), Georgia (10.8%), Michigan (6.2%), Florida (5.9%) and Alabama (5.6%). In addition, a significant portion of our holdings as of that date (based on annualized rent) were located in the South (54.9%) and Midwest (26.2%) regions of the United States (as defined by the U.S. Census Bureau). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot guarantee that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of service-oriented or experience-based properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states, impair their ability to pay rent to us and materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

As of December 31, 2018, Captain D’s (Captain D’s, LLC), our largest tenant, contributed 5.0% of our annualized base rent. Additionally, we derived 4.1%, 3.9% and 3.6% of our annualized base rent as of December 31, 2018 from Art Van Furniture (AVF Parent, LLC), Mister Car Wash (Car Wash Partners, Inc.), and Zips Car Wash (Zips Car Wash, LLC), respectively. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, the financial condition of these tenants. Our strategy targets a scaled portfolio that, over time, derives no more than 5% of its annualized base from any single tenant or more than 1% from any single property. In the future, we may experience additional tenant and property concentrations. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

The vast majority of our properties are leased to unrated tenants whom we determine are creditworthy via our internal underwriting and credit analysis procedures. However, the tools we use to measure credit quality, such as property-level rent coverage ratio, may not be accurate.

The vast majority of our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be creditworthy. Substantially all of our tenants are required to provide corporate-level financial information to us periodically or, in some instances, at our request. This financial information generally includes balance sheet, income statement and cash flow statement data, or other financial and operating data, on an annual basis. Additionally, as of December 31, 2018, leases contributing 97.5% of our annualized base rent required tenants to provide us with specified unit-level financial information and leases contributing 98.3% of our annualized base rent required tenants to provide us with corporate-financial information. To assist in our determination of a tenant’s credit quality, we utilize RiskCalc. RiskCalc is a model for predicting private company defaults, based on Moody’s Analytics Credit Research Database, that provides an estimated default frequency (“EDF”) and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio.

Our methods may not adequately assess the risk of an investment. An EDF score and shadow rating from RiskCalc is not the same as a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, an EDF score or a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s Investors Services, Inc. (“Moody’s”), S&P Global Ratings, a division of S&P Global, Inc. (“S&P”), or another nationally recognized statistical rating organization. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. Our calculations of EDFs, shadow ratings and rent coverage ratios are unaudited and are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable. The ability of an unrated tenant to meet its obligations to us may be more speculative than that of a rated tenant.

The decrease in demand for restaurant and retail space may materially and adversely affect us.

As of December 31, 2018, leases representing approximately 25.3% and 6.4% of our annual rent were with tenants in the restaurant and retail industries, respectively. In the future we may acquire additional restaurant and retail properties. Accordingly, decreases in the demand for restaurant and/or retail spaces may have a greater adverse effect on us than if we had fewer investments in these industries. The market for restaurant and retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large restaurant and retail companies, the ongoing consolidation in the restaurant and retail industries, the excess amount of restaurant and retail space in a number of markets and, in the case of the retail industry, increasing consumer purchases through the internet. To the extent that these conditions continue, they are likely to negatively affect market rents for restaurant and retail space and could materially and adversely affect us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease space in our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. As of December 31, 2018, leases representing approximately 0.7% of our annualized base rent will expire during 2019. As of December 31, 2018, exclusive of one vacant land parcel that we own, our occupancy was 100%. Current tenants may decline, or may not have the financial resources available, to renew current leases, and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

As we continue to acquire properties, we may decrease or fail to increase the diversity of our portfolio.

While we will seek to maintain or increase our portfolio’s tenant, geographic and industry diversification with future acquisitions, it is possible that we may determine to consummate one or more acquisitions that actually decrease our portfolio’s diversity. If our portfolio becomes less diverse, the trading price our common stock may fall, as our business will be more sensitive to the bankruptcy or insolvency of fewer tenants, to changes in consumer trends of a particular industry and to a general economic downturn in a particular geographic area.

We have investments in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could reduce the demand for our properties.

Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. Restaurants (including quick service and casual and family dining), car washes, medical services, home furnishings, convenience stores, automotive services, entertainment (including movie theaters), early childhood education and health and fitness represent the largest industries in our portfolio. Captain D’s, Art Van Furniture, Mister Car Wash, Zips Car Wash, AMC Theaters, Applebee’s, The Malvern School, R-Store, Latitude Sports Clubs and 84 Lumber represent the largest concepts in our portfolio. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. A downturn in the economy could cause consumers to reduce their discretionary spending, which may have a material adverse effect on us.

Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.

Our leases often provide for periodic contractual rent escalations. As of December 31, 2018, leases contributing 97.1% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.5% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 10.3% of our rent escalators relate to an increase in the CPI over a specified period.

Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based on higher fixed percentages or amounts.

Inflation may materially and adversely affect us and our tenants.

While our tenants are generally obligated to pay property-level expenses relating to the properties they lease from us (e.g., maintenance, insurance and property taxes), we incur other expenses, such as general and administrative expense, interest expense relating to our debt (some of which bears interest at floating rates) and carrying costs for vacant properties. These expenses would increase in an inflationary environment, and such increases may exceed any increase in revenue we receive under our leases. Additionally, increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect the tenants’ ability to pay rent owed to us.

Some of our tenants operate under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.

As of December 31, 2018, tenants contributing 15.5% of our annualized base rent operated under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant’s rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

The bankruptcy or insolvency of a tenant could result in the termination or modification of such tenant’s lease and material losses to us.

The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases or force us to “take back” a property as a result of a default or a rejection of a lease by a tenant in bankruptcy. If a tenant becomes bankrupt, the automatic stay created by the bankruptcy will prohibit us from collecting pre-bankruptcy debts from that tenant, or from its property, or evicting such tenant based solely upon such bankruptcy or insolvency, unless we obtain an order permitting us to do so from the bankruptcy court. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies may materially and adversely affect us.

Tenants who are considering filing for bankruptcy protection may request that we agree to amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease properties that we agree to release from tenants’ leases in the future or that lease termination fees, if any, will be sufficient to make up for the rental revenues lost as a result of lease amendments.

Property vacancies could result in significant capital expenditures.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, if we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.

Defaults by borrowers on mortgages we hold could lead to losses.

From time to time, we have made and may, in the future, assume a limited number of mortgage or other loans to extend financing to tenants at our properties. A default by a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral.

Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any of these principles may lead to a loss or delay in the payment on loans we hold. Further, in the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property. Any of such events could materially and adversely affect us.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.

Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

•

we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

•	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;
•

we may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a tenant, in which case our ability to profitably grow our company will decrease;

•	we may fail to have sufficient equity, adequate capital resources or other financing available to complete acquisitions;
•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•	we may acquire properties that are not accretive to our results upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;
•	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;
•

we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto;

•	we may fail to obtain financing for an acquisition on favorable terms or at all;
•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; or
•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination not revealed in Phase I environmental reports or otherwise through due diligence, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

We may not acquire the properties that we evaluate in our pipeline.

We generally maintain a robust pipeline of investment opportunities. Transactions may fail to close for a variety of reasons, including the discovery of previously unknown liabilities or other items uncovered during our diligence process. Similarly, we may never execute binding purchase agreements with respect to properties that are currently subject to non-binding letters of intent, and properties with respect to which we are negotiating may never lead to the execution of any letter of intent. For many other reasons, we may not ultimately acquire the properties currently in our pipeline. Accordingly, you should not place undue reliance on the concept of a pipeline as we have referred to in this Annual Report.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Our investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of the jurisdiction in which the property is located.

In addition, the Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

We face significant competition for acquisitions, which may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.

We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs, including for funding acquisitions and refinancing indebtedness as it matures. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of debt and equity capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;

•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify as a REIT. Periods of volatility in the credit and capital markets negatively affect the amounts, sources and cost of capital available to us. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition activity and/or to take other actions to fund our business activities and repayment of debt, such as selling assets. To the extent that we access capital at a higher cost (reflected in higher interest rates for debt financing or lower stock price for equity financing), our acquisition yields, earnings per share and cash flow could be adversely affected.

Failure to hedge effectively against interest rate changes may materially and adversely affect us.

While we have not hedged our exposure to interest rate volatility, we may choose to do so in the future. Should we seek to hedge our interest rate exposure, we may choose to use interest rate swaps, caps or derivative instruments. However, these arrangements involve risks and may not be effective in reducing our exposure to interest rate changes. In addition, the counterparties to any hedging arrangements we enter into in the future may not honor their obligations. Failure to hedge effectively against changes in interest rates relating to the interest expense of our future floating-rate borrowings may materially and adversely affect us.

A significant portion of our assets have been pledged to secure the borrowings of our subsidiaries.

A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long-term borrowings of those subsidiaries. As of December 31, 2018, we had properties comprising $609.2 million of net investments pledged as collateral under our Master Trust Funding Program. We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities. If our subsidiaries fail to make the required payments on this indebtedness, distributions of excess cash flow to us may be reduced or eliminated and the indebtedness may become immediately due and payable. If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flow to us may be suspended or terminated. In this case, our ability to make distributions to our stockholders could be materially and adversely affected.

Loss of our key personnel with long-standing business relationships could materially impair our ability to operate successfully.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our President and Chief Executive Officer, Peter M. Mavoides, and Gregg A. Seibert, our Executive Vice President and Chief Operating Officer, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel.

Many of our other executive personnel also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. We cannot guarantee the continued employment of any of our management team, who may choose to leave our company for any number of reasons, such as other business opportunities, differing views on our strategic direction or other personal reasons. The loss of services of one or more members of our management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.

Any material failure, weakness, interruption or breach in security of our information systems could prevent us from effectively operating our business.

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, such as in the event of cyber-attacks, could adversely affect us.  Although we make efforts to maintain the security and integrity of our information systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our information systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

We have a limited operating history and our past experience may not be sufficient to allow us to successfully operate as a public company going forward.

We commenced business operations in March 2016. We cannot assure you that our past experience will be sufficient to successfully operate our company as a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC and comply with the Sarbanes-Oxley Act. We are required to develop and implement control systems and procedures in order to satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company could materially and adversely affect us.

We are subject to litigation, which could materially and adversely affect us.

We are party to various lawsuits, claims and other legal proceedings. These matters may involve significant expense and may result in judgments or settlements, which may be significant. There can be no assurance that insurance will be available to cover losses related to legal proceedings or that our tenants will meet any indemnification obligations that they have to us. In the future, we may become subject to additional litigation. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our business, financial position, results of operations or liquidity. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

In connection with its audit of the consolidated financial statements of Essential Properties Realty Trust LLC, which became our Operating Partnership prior to our IPO, for the period from March 30, 2016 (commencement of operations) to December 31, 2016, Ernst & Young LLP identified a material weakness in internal control over financial reporting. Material weaknesses or a failure to maintain an effective system of internal control over financial reporting could prevent us from accurately reporting our financial results in a timely manner, which could materially and adversely affect us.

In connection with its audit of the consolidated financial statements of Essential Properties Realty Trust LLC, which became our Operating Partnership prior to our IPO, for the period from March 30, 2016 (commencement of operations) to December 31, 2016, Ernst & Young LLP, our independent registered public accounting firm, identified a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness involved a lack of formally designed processes and controls relating to non-routine and estimation processes to prevent or mitigate the risk of material errors from occurring within the financial statements. During the audit, Ernst & Young LLP identified material audit differences individually and in the aggregate that required adjusting journal entries to be made to the consolidated financial statements. Ernst & Young LLP indicated that formally implementing accounting processes, written job descriptions and responsibilities, and designing and implementing controls over non-routine and estimation processes would reduce the risk that material misstatements may not be prevented or detected on a timely basis. Though we remediated this material weakness and no material weaknesses were identified in connection with the audits of our financial statements for the years ended December 31, 2017 and 2018, there can be no guarantee that we will not identify material weaknesses in the future.

As a publicly traded company, we are required to report annual audited financial statements and quarterly unaudited interim financial statements prepared in accordance with GAAP. We rely on our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. More broadly, effective internal control over financial reporting is a necessary component of our program to seek to prevent, and to detect any, fraud and to operate successfully as a public company.  Though we remediated the material weakness described above that was identified in connection with the audit of our financial statements for the period from March 30, 2016 (commencement of operations) to December 31, 2016 and no material weaknesses were identified in connection with the audits of our financial statements for the years ended December 31, 2017 and 2018, there can be no guarantee that we will not identify material weaknesses in the future or that our internal control over financial reporting will be effective in accomplishing all of its objectives. Furthermore, as we grow, our business, and hence our internal control over financial reporting, will likely become more complex, and we may require significantly more resources to develop and maintain effective controls. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team.

While Section 404 of the Sarbanes-Oxley Act will require us to assess the effectiveness of our internal control structure and procedures for financial reporting on an annual basis, for as long as we are an “emerging growth company” under the JOBS Act (which we may be until the last day of the fiscal year following the fifth anniversary of our IPO, which occurred in June 2018), the registered public accounting firm that issues an audit report on our financial statements will not be required to attest to or report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not.

In connection with our ongoing monitoring of our internal control over financial reporting or audits of our financial statements, we or our auditors may identify additional deficiencies in our internal control over financial reporting that may be significant or rise to the level of material weaknesses. Any failure to maintain effective internal control over financial reporting or to timely effect any necessary improvements to such controls could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, ineffective internal control over financial reporting could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

If we fail to implement and maintain effective disclosure controls and procedures, we may not be able to meet applicable reporting requirements or prevent or detect fraud, which could harm our reputation, cause investors to lose confidence in our reports, and materially and adversely affect us.

We are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. As a publicly traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or to timely effect any necessary improvements thereto could cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading price of our common stock.

We will continue to incur significant expenses as a result of being a public company, which will negatively impact our financial performance.

We incur, and will continue to incur, significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the NYSE, have required changes in corporate governance practices of public companies. Although the JOBS Act may for a limited period of time lessen the cost of complying with some of these additional regulatory and other requirements, we nonetheless have experienced a substantial increase in legal, accounting, insurance and certain other expenses, which will negatively impact our financial performance. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers.

The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.

The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage or harm to natural resources. We may face liability regardless of:

•	our knowledge of the contamination;
•	the timing of the contamination;
•	the cause of the contamination; or
•	the party responsible for the contamination of the property.

There may be environmental liabilities associated with our properties of which we are unaware. We obtain Phase I environmental site assessments on all properties we finance or acquire. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain asbestos-containing materials (“ACM”). Environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines, penalties, or other obligations for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Environmental laws also apply to other activities that can occur on a property, such as storage of petroleum products or other hazardous toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines and penalties for violations, and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities.

The known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.

In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property, or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.

Our environmental liabilities may include property and natural resources damage, personal injury, investigation and clean-up costs, among other potential environmental liabilities. These costs could be substantial. Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties we could be required to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by our tenants or others could subject us to liability if property damage or health concerns arise. If we were to become subject to significant mold-related liabilities, we could be materially and adversely affected.

Natural disasters, terrorist attacks, other acts of violence or war, or other unexpected events could materially and adversely impact us.

Natural disasters, terrorist attacks, other acts of violence or war or other unexpected events could materially interrupt our business operations (or those of our tenants), cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the United States. Any of these occurrences could materially and adversely affect us.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property.  Furthermore, if we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.

Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures.

Our properties are subject to the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected, and we could be required to expend our own funds to comply with the provisions of the ADA.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which could require significant unanticipated expenditures by us.

Changes in accounting standards may materially and adversely affect us.

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC, who create and interpret accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations, and, under certain circumstances, may cause us to fail to comply with financial covenants contained in agreements relating to our indebtedness. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.

In the future, we may choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for interests in our Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Risks Related to Our Indebtedness

As of December 31, 2018, we had $549.1 million principal balance of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.

As of December 31, 2018, we had $549.1 million of indebtedness outstanding. This indebtedness consisted of $515.1 million aggregate principal amount of Class A Notes and Class B Notes issued under our Master Trust Funding Program, which allows us to issue multiple series of rated notes from time to time to institutional investors in the asset-backed securities market, and $34.0 million of borrowings under our Revolving Credit Facility. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to qualify as a REIT. Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to make our required principal and interest payments;
•	cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders;
•

we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to consummate investment opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of the debt being refinanced;
•	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;
•

we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•

we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

•

foreclosure on collateral securing indebtedness could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirement necessary to qualify for taxation as a REIT under the Code;

•	we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds;
•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross default provisions could result in a default on other indebtedness.

The occurrence of any of these events could materially and adversely affect us.

Market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.

Credit markets may experience significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. Such circumstances could materially impact liquidity in the financial markets, making financing terms for borrowers less attractive, and potentially result in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.

If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us and our ability to make distributions to our stockholders.

Total debt payments for 2019 are $8.0 million, all of which represents scheduled principal amortization. We expect to meet these repayment requirements primarily through financing activity or net cash from operating activities.

Our debt financing agreements, including the Master Trust Funding Program and the Revolving Credit Facility, contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our common stockholders.

The agreements governing our borrowings, including the Master Trust Funding Program and the Revolving Credit Facility, contain financial and other covenants with which we are required to comply and that limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional borrowings, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements governing our borrowing may have cross default provisions, which provide that a default under one of our debt financing agreements would lead to a default on all of our debt financing agreements.

The covenants and other restrictions under our debt agreements may affect, among other things, our ability to:

•	incur indebtedness;
•	create liens on assets;
•	cause our subsidiaries to distribute cash to us to fund distributions to stockholders or to otherwise use in our business;
•	sell or substitute assets;
•	modify certain terms of our leases;

•	manage our cash flows; and
•	make distributions to equity holders, including our common stockholders.

Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment.

Under certain circumstances, the subsidiaries included in our Master Trust Funding Program would be prohibited from distributing excess cash flow to us, and the assets of such subsidiaries could be foreclosed upon.

Through our Master Trust Funding Program, certain of our Operating Partnership’s indirect wholly owned subsidiaries have issued net-lease mortgage notes payable with an aggregate outstanding principal balance as of December 31, 2018 of $515.1 million. As of December 31, 2018, we had pledged 347 properties, with a net investment amount of $609.2 million, as collateral under this program. As the equity owner of the subsidiaries included in our Master Trust Funding Program, we are only entitled to the excess cash flows from such subsidiaries after debt service and all other required payments are made on the notes. If at any time the monthly debt service coverage ratio (as defined) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow (as defined) from the subsidiaries included in our Master Trust Funding Program will be deposited into a reserve account to be used for payments to be made on the net-lease mortgage notes, to the extent there is a shortfall. Additionally, if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the subsidiaries included in our Master Trust Funding Program will be applied to an early amortization of the notes. For the year ended December 31, 2018, the debt service coverage ratio was approximately 1.53 to 1. If we fail to maintain the required debt service coverage ratios, the excess cash flows we receive from these subsidiaries would be reduced or eliminated. This could materially and adversely affect us, including by reducing our ability to pay cash distributions on our common stock and possibly prevent us from maintaining our qualification for taxation as a REIT. In addition, if the subsidiaries included in our Master Trust Funding Program are unable to repay the notes, including in connection with any acceleration of maturity, the pledged assets could be foreclosed upon and our equity in such assets eliminated.

Risks Related to Our Organizational Structure

Eldridge Industries, LLC (“Eldridge”) has substantial influence over our business, and its interests, and the interests of certain members of our management, may differ from our interests or those of our other stockholders.

Eldridge beneficially owns approximately 17.8% of our outstanding common stock. As a result, Eldridge has significant influence in the election of our directors, who will elect our executive officers, set our management policies and exercise overall supervision and control over us and our subsidiaries. In addition, pursuant to our charter, our bylaws and the stockholders agreement that we entered into with Eldridge, Eldridge, subject to certain limitations, has the right to designate nominees for election to our board of directors, designate a member of certain board committees and approve certain actions, such as the removal of directors designated by Eldridge and amendments to certain provisions of our charter and bylaws. In addition to the waiver from our ownership limit that we granted to Eldridge, allowing Eldridge to own up to 19.0% of our outstanding common stock, we agreed in the stockholders agreement to, upon Eldridge’s request, subject to the delivery by Eldridge of any additional information requested by our board of directors, increase the percentage of our outstanding common stock that may be owned by Eldridge, unless our board concludes that any such increase could jeopardize our ability to qualify for taxation as a REIT. Additionally, for so long as Eldridge owns at least 10% of the units of limited partnership interest in our Operating Partnership (“OP Units”), we will be prohibited from undertaking certain actions, including, without limitation, consummating fundamental transactions, without first gaining the approval of the partners as specified in the partnership agreement.  Certain potential transactions may affect Eldridge differently than other stockholders and it is possible that Eldridge may have different interests than stockholders with respect to such transactions.

The interests of Eldridge may differ from the interests of our other stockholders, and Eldridge’s significant stockholdings and rights described above may limit other stockholders’ ability to influence corporate matters. In this regard, sales or other dispositions of our properties may have adverse tax implications for Eldridge. In addition, certain members of our management have equity interests in the holding company through which Eldridge owns some of its interest in our business, which may cause them to have interests that differ from our other stockholders. The concentration of ownership and voting power of Eldridge and Eldridge’s rights described above may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of Eldridge, even if such events are in the best interests of our other stockholders. The concentration of voting power in Eldridge may have an adverse effect on the price of our common stock. As a result of Eldridge’s influence, we may take actions that our other stockholders do not view as beneficial, which may adversely affect our results of operations and financial condition and cause the value of your investment in us to decline.

Eldridge and its affiliates engage in a broad spectrum of activities, including investing in real estate. In the ordinary course of their business activities, Eldridge and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our charter provides that, to the maximum extent permitted by Maryland law, none of Eldridge, its affiliates, each of their representatives, and each of our directors or officers that is an employee, affiliate or designee for nomination as a director of Eldridge has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate or directly or indirectly doing business with any of our clients, customers or suppliers. Eldridge and its affiliates also may pursue acquisition opportunities that may be complementary to our business (except that our charter provides that any corporate opportunity presented to a person solely in his or her capacity as a director or officer of us must be presented to us). As a result, those acquisition opportunities may not be available to us.

Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in your interest, and as a result may depress the market price of our common stock. Our charter contains certain restrictions on ownership and transfer of our stock.

Our charter contains various provisions that are intended to, among other things, assist us in maintaining our qualification for taxation as a REIT and, subject to certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to cause us to qualify as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 7.5% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 7.5% in value of the aggregate of the outstanding shares of all classes and series of our stock. However, certain entities that are defined as designated investment entities in our charter, which generally includes pension funds, mutual funds and certain investment management companies, are permitted to own up to 9.8% (in value or in number of shares) of our outstanding common stock, or 9.8% in value of the aggregate of the outstanding shares of all classes and series of stock, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the ownership limits if each such beneficial owner owned directly its pro rata share of the common stock owned by the designated investment entity.

Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may, among other things:

•

discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•

result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more classes or series of common stock or preferred stock with preferences, conversion or other rights, voting powers or rights, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption that are senior to, or otherwise conflict with, the rights of our common stockholders. Our board of directors could establish a class or series of common stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Termination of the employment agreements with certain members of our senior management team could be costly and could prevent a change in control of our company.

The employment agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.

Our board of directors may change our investment and financing policies without stockholder approval, including those with respect to borrowing, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally intend to target a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents) that, over time, is less than six times our Annualized Adjusted EBITDAre. However, from time to time, our ratio of net debt to our Annualized Adjusted EBITDAre may exceed six times. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect us.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers are subject to monetary liability resulting only from: actual receipt of an improper benefit or profit in money, property or services; or active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, if actions taken by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited. In addition, our charter and our bylaws require us to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

We are a holding company with no direct operations and rely on funds received from our Operating Partnership to make any distributions to stockholders and to pay liabilities.

We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have any independent operations, and our only material asset is our interest in our Operating Partnership. As a result, we rely on distributions from our Operating Partnership to pay any distributions we might declare on shares of our common stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims by our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

In connection with our future acquisition of properties or otherwise, we may issue units of our Operating Partnership to third parties. Such issuances would reduce our ownership in our Operating Partnership. If you do not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest could arise in the future as a result of the relationships between us and our stockholders, on the one hand, and our Operating Partnership and its limited partners, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, one of our wholly owned subsidiaries, Essential Properties General OP Holdings, LLC, as the general partner of our Operating Partnership, has fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership. The fiduciary duties and obligations of Essential Properties General OP Holdings, LLC, as general partner of our Operating Partnership, to our Operating Partnership and its limited partners may conflict with the duties of our directors and officers to our company and its stockholders.

Under the terms of the partnership agreement of our Operating Partnership, if there is a conflict between the interests of our stockholders, on one hand, and any limited partners, on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any limited partners; provided, however, that at such time as we own a controlling economic interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any limited partners shall be resolved in favor of our stockholders.

Certain mergers, consolidations and other transactions require the approval of a majority in interest of the outside limited partners in our Operating Partnership (which excludes us and our subsidiaries), which could prevent certain transactions that may result in our stockholders receiving a premium for their shares or otherwise be in their best interest.

The partnership agreement requires the general partner or us, as the parent of the general partner, to obtain the approval of a majority in interest of the outside limited partners in our Operating Partnership (which excludes us and our subsidiaries) in connection with certain mergers, consolidations or other combinations of us, or a sale of all or substantially all of our assets. In addition, for so long as Eldridge owns at least 10% of the OP Units, the Operating Partnership will be prohibited from undertaking certain actions (including, without limitation, consummating fundamental transactions) without first gaining the approval of in excess of 50% of (i) the units owned by us or our subsidiaries (voted in the same proportion as the vote of holders of our shares of common stock) plus (ii) the units issued to Eldridge and EPRT Holdings, LLC (“EPRT Holdings”) in connection with our IPO. This approval right could prevent a transaction that might be in the best interests of our stockholders.

We are an “emerging growth company,” and we cannot be certain that the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors, which could make the market price and trading volume of our common stock more volatile.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO, which occurred in June 2018, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a significant decline in the market price of our common stock.

We cannot predict if investors will find our common stock less attractive because we rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active, liquid and/or orderly trading market for our common stock and the market price and trading volume of our common stock may be more volatile and decline significantly.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would materially and adversely affect us and the value of our common stock, and even if we qualify as a REIT, we may be subject to certain additional taxes.

We believe that we have been organized and have operated in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2018, and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we will qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at the corporate rate;
•	we also could be subject to increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the trading price of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.”  Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, any taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions in which they operate.

If our Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership will be treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership would generally not be subject to federal income tax on its income. Instead, for federal income tax purposes, if our Operating Partnership is treated as a partnership, each of its partners, including us, would be allocated, and may be required to pay tax with respect to, such partner’s share of its income. Our Operating Partnership will generally be required to determine and pay an imputed underpayment of tax (plus interest and penalties) resulting from an adjustment of the Operating Partnership’s items of income, gain, loss, deduction or credit at the partnership level. We cannot assure you that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a disregarded entity or partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us and the per share trading price of our common stock.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends-paid deduction and excluding any net capital gains, and we will be subject to corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings.  These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our debt level and creditworthiness, the market price of our common stock, and our then current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the per share trading price of our common stock.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.

A significant portion of our investments were obtained through, and the majority of our future investments are expected to be obtained through, sale-leaseback transactions, where we purchase owner-occupied real estate and lease it back to the seller. The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans.

If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization unless we elect to make an additional distribution to maintain our REIT status. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income and could cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of its REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. In this circumstance, we may elect to distribute an additional dividend of the increased taxable income so as not to fail the REIT distribution test. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate applicable to “qualified dividends” except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself. However, for non-corporate U.S. stockholders, dividends payable by REITs that are not designated as capital gain dividends or otherwise treated as “qualified dividends” generally are eligible for a deduction of 20% of the amount of such dividends, for taxable years beginning before January 1, 2026. More favorable rates will nevertheless continue to apply for regular corporate “qualified dividends.”  Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of our hedging activities because any TRS in which we own an interest may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses could theoretically be carried forward against future taxable income in such TRS.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to:  (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

There is a risk of changes in the tax law applicable to REITs.

Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative actions may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”), has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the TCJA that could affect us and our stockholders include:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
•

permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will generally allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses to 80% of REIT taxable income (prior to the application of the dividends paid deduction);
•

generally limiting the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers  must use an alternative depreciation system for certain property); and

•	eliminating the corporate alternative minimum tax.

You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

Risks Related to the Ownership of Our Common Stock

Changes in market conditions and volatility of stock prices could adversely affect the market price of our common stock.

Our common stock has traded on the NYSE only since June 21, 2018. The market price of our common stock may be volatile. The NYSE, on which our common stock is listed, and other equity markets have experienced significant price and volume fluctuations. From June 21, 2018 through February 26, 2019, the closing sale price of our common stock on the NYSE ranged from $13.34 to $16.80 per share. The market price of our common stock will fluctuate, and such fluctuations could be significant and frequent; accordingly, our common stockholders may experience a decrease in the value of their shares, including decreases that may be related to technical market factors and may be unrelated to our operating performance or prospects. Similarly, the trading volume of our common stock may decline, and our common stockholders could experience a decrease in liquidity. In addition to the risks discussed or referred to in this “Risk Factors” section, a number of factors could negatively affect the price per share of our common stock, including:

•	general market and economic conditions;
•	actual or anticipated variations in our quarterly operating results or distributions or our payment of distributions in shares of our common stock;
•	changes in our funds from operations (“FFO”), adjusted FFO (“AFFO”) or earnings estimates;
•	difficulties or inability to access capital or extend or refinance existing debt;
•	changes in market valuations of similar companies;
•	publication of research reports about us or the real estate industry;
•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities;
•

general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future distributions;

•	a change in ratings issued by any analyst following us or any nationally recognized statistical rating organization;
•	additions or departures of key management personnel;
•	adverse market reaction to any additional debt we may incur in the future;
•	speculation in the press or investment community;
•

terrorist activity which may adversely affect the markets in which our securities trade, possibly increasing market volatility and causing further erosion of business and consumer confidence and spending;

•	failure to meet and to continue to maintain our qualification as a REIT;
•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	failure to satisfy listing requirements of the NYSE;
•	governmental regulatory action and changes in tax laws; and
•	the issuance of additional shares of our common stock, or the perception that such sales might occur.

Many of the factors listed above are beyond our control. These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or our prospects.

Furthermore, in recent years, the stock markets have experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us in particular, and these fluctuations could materially reduce the price of our common stock and materially affect the value of an investment in us.

Increases in market interest rates may result in a decrease in the value of shares of our common stock.

One of the factors that may influence the price of shares of our common stock is the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher distribution yield. Additionally, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the per share trading price of our common stock to decrease.

We may be unable to continue to make distributions at our current distribution level, and our board may change our distribution policy in the future.

While we expect to continue to make regular quarterly distributions to the holders of our common stock, if sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than expected, or if such cash available for distribution decreases in future periods from expected levels, our inability to make distributions could result in a decrease in the market price of our common stock.

The decision to declare and pay distributions on our common stock, as well as the form, timing and amount of any such future distributions, is at the sole discretion of our board of directors and depends on upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could have a material adverse effect on the market price of our common stock.

Future offerings of debt, which would be senior to shares of our common stock upon liquidation, and/or preferred equity securities that may be senior to shares of our common stock for purposes of distributions or upon liquidation, may materially and adversely affect the market price of shares of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including by causing our Operating Partnership or its subsidiaries to issue additional debt securities. Upon liquidation, holders of our debt securities, other lenders and creditors, and any holders of preferred stock with a liquidation preference will receive distributions of our available assets prior to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing per share trading price of our common stock.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

Sales of substantial amounts of our common stock, or the perception that they might occur, could adversely affect the market price of our common stock. Our charter provides that we may issue up to 500,000,000 shares of common stock, and a majority of our entire board of directors has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2018, we had 43,749,092 shares of common stock outstanding and 19,056,552 OP Units outstanding (excluding OP Units held directly or indirectly by us), that are generally redeemable for cash or, at our election, shares of our common stock on a one-for-one basis.

Eldridge and its affiliates own 7,785,611 shares of our common stock and 19,056,552 OP Units, and we have entered into registration rights agreements with respect to resales of common stock held by Eldridge and its affiliates and shares of common stock that may be received by Eldridge or its affiliates upon exchange of OP Units. As a result of these registration rights agreements, common stock held by Eldridge and its affiliates, including common stock that may be issued in exchange for OP Units, may be eligible for future sale without restriction. Additionally, we filed a registration statement on Form S-8 under the Securities Act to register the offer and sale of up to 3,550,000 shares of our common stock or securities convertible into or exchangeable for shares of our common stock that may be issued pursuant to our 2018 Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, recipients of shares issued pursuant to such registration statement may generally freely resell those shares in the open market, subject to limitations in the case of any such recipients who are our affiliates.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Real Estate Investment Portfolio

As of December 31, 2018, we had a portfolio of 677 properties, including one undeveloped land parcel and 12 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $106.8 million. Our 161 tenants operate 180 different concepts in 15 industries across 43 states. None of our tenants represented more than 5.0% of our annualized base rent at December 31, 2018, and our top ten largest tenants represented 33.1% of our annualized base rent as of that date.

Diversification by Tenant

As of December 31, 2018, our top ten tenants included ten different concepts: Captain D’s, Art Van Furniture, Mister Car Wash, Zips Car Wash, AMC Theatres, Malvern School, R-Store, Latitude Sports Clubs, 84 Lumber and VASA Fitness. Excluding our investment in one undeveloped land parcel, our 676 properties are operated by 161 tenants. The following table details information about our tenants and the related concepts they operate as of December 31, 2018 (dollars in thousands):

Tenant(1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Captain D's, LLC (3)	Captain D's	77	$5,337	5.0%
AVF Parent, LLC	Art Van Furniture	5	4,394	4.1%
Car Wash Partners, Inc.	Mister Car Wash	13	4,148	3.9%
Zips Car Wash, LLC	Zips Car Wash	15	3,833	3.6%
American Multi-Cinema, Inc. (4)	AMC Theatres	5	3,664	3.4%
Malvern School Properties, LP	Malvern School	13	3,084	2.9%
Riiser Fuel Holdings, LLC	R-Store	26	2,929	2.7%
Town Sports International Holdings, Inc.	Latitude Sports Clubs	3	2,668	2.5%
Magerko Real Estate, LLC	84 Lumber	19	2,643	2.5%
VASA Fitness, LLC	VASA Fitness	5	2,627	2.5%
Top 10 Subtotal		181	35,327	33.1%
Other		495	71,505	66.9%
Total		676	$106,832	100.0%

(1)	Represents tenant or guarantor.
(2)	Excludes one undeveloped land parcel. Includes 12 properties which secure our investments in mortgage loans receivable.
(3)	Includes two properties leased to a subsidiary of Captain D’s, LLC.
(4)	Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.

As of December 31, 2018, our five largest tenants, who contributed 20.0% of our annualized base rent, had a rent coverage ratio of 2.6x, and our ten largest tenants, who contributed 33.1% of our annualized base rent, had a rent coverage ratio of 2.8x.

As of December 31, 2018, 91.9% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept

Our tenants operate their businesses across 180 concepts. The following table details those concepts as of December 31, 2018 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)
Captain D's	Service	$5,503	5.2%	79	203,731
Art Van Furniture	Retail	4,394	4.1%	5	284,713
Mister Car Wash	Service	4,148	3.9%	13	54,621
Zips Car Wash	Service	3,833	3.6%	15	58,511
AMC Theatres	Experience	3,664	3.4%	5	240,672
Applebee's	Service	3,100	2.9%	18	149,781
Malvern School	Service	3,084	2.9%	13	93,689
R-Store	Service	2,929	2.7%	26	106,870
Latitude Sports Clubs	Experience	2,668	2.5%	3	245,475
84 Lumber	Other	2,643	2.5%	19	896,955
Top 10 Subtotal		35,966	33.7%	196	2,335,018
Other		70,866	66.3%	480	3,676,914
Total		$106,832	100.0%	676	6,011,932

(1)	Excludes one undeveloped land parcel. Includes 12 properties which secure our investments in mortgage loans receivable.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2018 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Quick Service	Service	$15,494	14.5%	197	530,224	$29.61
Car Washes	Service	12,107	11.3%	46	218,982	55.29
Early Childhood Education	Service	11,152	10.4%	48	578,017	18.73
Medical / Dental	Service	10,260	9.6%	82	449,359	22.83
Convenience Stores	Service	9,620	9.0%	80	314,866	30.55
Casual Dining	Service	7,661	7.2%	56	326,846	23.87
Automotive Service	Service	6,662	6.2%	51	372,994	18.13
Other Services	Service	4,053	3.8%	24	188,415	20.20
Family Dining	Service	3,875	3.7%	25	147,197	26.32
Service Subtotal		80,884	75.7%	609	3,126,900	25.84
Health and Fitness	Experience	8,742	8.2%	19	761,013	11.03
Movie Theatres	Experience	4,295	4.0%	6	293,206	14.65
Entertainment	Experience	3,455	3.2%	12	408,640	8.46
Experience Subtotal		16,492	15.4%	37	1,462,859	11.04
Home Furnishings	Retail	6,601	6.2%	10	493,027	13.39
Grocery	Retail	212	0.2%	1	32,190	6.58
Retail Subtotal		6,813	6.4%	11	525,217	12.97
Building Materials	Other	2,643	2.5%	19	896,956	2.95
Total		$106,832	100.0%	676	6,011,932	$17.67

(1)	Excludes one undeveloped land parcel. Includes 12 properties which secure our investments in mortgage loans receivable.
(2)	Excludes properties with no annualized base rent and properties under construction.

As of December 31, 2018, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.2x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.4x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 7.3x.

Diversification by Geography

Our 677 property locations are spread across 43 states. The following table details the geographical locations of our properties as of December 31, 2018 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)
Texas	$13,361	12.5%	77	795,755
Georgia	11,591	10.8%	80	454,665
Michigan	6,639	6.2%	27	408,554
Florida	6,319	5.9%	43	310,296
Alabama	5,936	5.6%	44	425,434
Minnesota	5,189	4.9%	29	431,351
Wisconsin	4,467	4.2%	33	185,725
Tennessee	4,176	3.9%	34	177,277
Arkansas	3,764	3.5%	27	125,093
Ohio	3,364	3.1%	21	430,118
Pennsylvania	3,338	3.1%	17	158,362
New York	3,085	2.9%	31	76,229
South Carolina	2,891	2.7%	15	154,364
Massachusetts	2,713	2.5%	4	247,875
Arizona	2,639	2.5%	12	89,442
New Mexico	2,622	2.5%	17	81,896
North Carolina	2,304	2.2%	15	200,095
Iowa	2,268	2.1%	17	97,198
Maryland	1,896	1.8%	8	75,473
Colorado	1,859	1.7%	8	137,128
Missouri	1,787	1.7%	13	72,729
Louisiana	1,590	1.5%	7	53,628
Kansas	1,399	1.3%	5	96,153
Illinois	1,298	1.2%	13	63,397
Oklahoma	1,234	1.2%	9	73,232
Kentucky	1,134	1.1%	9	87,922
Mississippi	1,011	0.9%	10	64,114
Indiana	998	0.9%	12	66,629
Connecticut	963	0.9%	6	34,751
Virginia	859	0.8%	4	38,726
Oregon	723	0.7%	3	102,636
West Virginia	551	0.5%	7	50,146
Utah	540	0.5%	1	42,540
New Jersey	412	0.4%	3	19,091
Nebraska	368	0.3%	4	13,342
California	351	0.3%	2	28,739
Alaska	301	0.3%	2	6,630
Wyoming	256	0.3%	1	10,001
North Dakota	245	0.2%	1	6,041
New Hampshire	140	0.1%	3	9,914
Vermont	99	0.1%	1	3,442
Washington	80	0.1%	1	2,404
Maine	72	0.1%	1	3,395
Total	$106,832	100.0%	677	6,011,932

(1)	Includes 12 properties which secure our investments in mortgage loans receivable.

Lease Expirations

As of December 31, 2018, the weighted average remaining term of our leases was 14.2 years (based on annualized base rent), with only 3.1% of our annualized base rent attributable to leases expiring prior to January 1, 2023. The following table sets forth our lease expirations for leases in place as of December 31, 2018 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2019	$772	0.7%	10	3.0	x
2020	801	0.8%	9	2.8	x
2021	900	0.8%	13	3.5	x
2022	901	0.8%	7	3.6	x
2023	6,973	6.5%	80	3.2	x
2024	2,720	2.5%	21	2.6	x
2025	621	0.6%	8	3.8	x
2026	1,888	1.8%	10	2.6	x
2027	9,429	8.8%	53	2.5	x
2028	2,886	2.7%	18	3.0	x
2029	477	0.4%	4	3.2	x
2030	2,705	2.5%	33	4.7	x
2031	4,129	3.9%	22	3.5	x
2032	11,843	11.1%	77	2.9	x
2033	11,078	10.4%	51	2.3	x
2034	3,606	3.4%	25	2.3	x
2035	—	—	—	—
2036	1,878	1.8%	18	2.4	x
2037	23,348	21.9%	105	3.0	x
2038	17,928	16.8%	94	2.3	x
2039	1,000	0.9%	11	3.6	x
2040	949	0.9%	7	2.9	x
Total/Weighted Average	$106,832	100.0%	676	2.8	x

(1)	Expiration year of contracts in place as of December 31, 2018, excluding any tenant option renewal periods that have not been exercised.
(2)	Excludes one undeveloped land parcel. Includes 12 properties which secure our investments in mortgage loans receivable.
(3)	Weighted by annualized base rent.

Item 3. Legal Proceedings.

We are subject to various lawsuits, claims and other legal proceedings. Management does not believe that the resolution of any of these matters either individually or in the aggregate will have a material adverse effect on our business, financial position, results of operations or liquidity. Further, from time to time, we are party to certain legal proceedings for which third parties, such as our tenants, are contractually obligated to indemnify, defend and hold us harmless. In some of these matters, the indemnitors have insurance for the potential damages. In other matters, we are being defended by tenants who may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us. The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors’ ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, financial position, results of operations or liquidity. It is management’s opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect. Despite management’s view of the ultimate resolution of these legal proceedings, we may have significant legal expenses and costs associated with the defense of such matters. Further, management cannot predict the outcome of these legal proceedings and if management’s expectation regarding such matters is not correct, such proceedings could have a material adverse effect on our business, financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the symbol “EPRT”. As of February 22, 2019, there were 125 holders of record of the 43,795,460 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Distributions

We intend to make quarterly distributions to our common stockholders. In particular, in order to qualify and maintain our qualification for taxation as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. However, any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under the Revolving Credit Facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends. Agreements relating to our indebtedness, including our Master Trust Funding Program and the Revolving Credit Facility, limit and, under certain circumstances, could eliminate our ability to make distributions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt.”

We have determined that, for federal income tax purposes, approximately 58.9% of the distributions paid in 2018 represented taxable income and 41.1% represented a return of capital.

Issuer Purchases of Equity Securities

During the year ended December 31, 2018, the Company did not repurchase any of its equity securities.

Stock Performance Graph

The following performance chart compares, for the period from June 21, 2018 (the first day our common stock was traded on the NYSE) through December 31, 2018, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the FTSE NAREIT All Equity REITs index (“FNER”). The chart assumes $100.00 was invested on June 21, 2018 and assumes the reinvestment of any dividends. The historical stock price performance reflected in the following graph is not necessarily indicative of future stock price performance.

Essential Properties Realty Trust, Inc.

Ticker / Index	6/21/2018	6/30/2018	9/30/2018	12/31/2018
EPRT	100.00	99.27	104.03	103.16
S&P 500	100.00	98.86	105.97	92.65
FNER	100.00	101.35	101.22	94.04

The performance graph and the related chart and text are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Equity Compensation Plan Information

See Part III, Item 11 of this Annual Report on Form 10-K for the information required by this Item.

Recent Sales of Unregistered Securities

On January 17, 2018, in connection with our formation and initial capitalization, we issued 100 shares of our common stock to EPRT Holdings for an aggregate purchase price of $100. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

On June 25, 2018, in connection with the completion of our IPO, an affiliate of Eldridge Industries, LLC purchased 7,785,611 shares of our common stock at a purchase price of $14.00 per share. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial and other information of the Company as of and for the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016. The tables should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Operating Data:
	Year ended December 31,		Period from March 30, 2016 (Commencement of Operations) to
(In thousands, except per share data)	2018	2017	December 31, 2016
Revenues:
Rental revenue	$94,944	$53,373	$15,271
Interest income on loans and direct financing lease receivables	656	293	161
Other revenue	623	783	88
Total revenues	96,223	54,449	15,520
Expenses:
Interest	30,192	22,574	987
General and administrative	13,762	8,775	4,321
Property expenses	1,980	1,547	533
Depreciation and amortization	31,352	19,516	5,428
Provision for impairment of real estate	4,503	2,377	1,298
Total expenses	81,789	54,789	12,567
Other operating income:
Gain on dispositions of real estate, net	5,445	6,748	871
Income from operations	19,879	6,408	3,824
Other income:
Interest	930	49	3
Income before income tax expense	20,809	6,457	3,827
Income tax expense	195	161	77
Net income	20,614	6,296	3,750
Net income attributable to non-controlling interests	(5,001)	—	—
Net income attributable to stockholders and members	$15,613	$6,296	$3,750

	Period from June 25, 2018 to December 31, 2018
Basic net income per share	$0.26
Diluted net income per share	$0.26
Cash dividends declared per share	$0.43

Consolidated Balance Sheet Data:
	December 31,
(In thousands)	2018	2017	2016
Total real estate investments, at cost	$1,377,044	$932,174	$455,008
Total real estate investments, net	1,325,189	907,349	448,887
Net investments	1,342,694	914,247	452,546
Cash and cash equivalents	4,236	7,250	1,825
Restricted cash	12,003	12,180	10,097
Total assets	1,380,900	942,220	466,288
Secured borrowings, net of deferred financing costs	506,116	511,646	272,823
Notes payable to related party	—	230,000	—
Revolving credit facility	34,000	—	—
Intangible lease liabilities, net	11,616	12,321	16,385
Total liabilities	569,859	760,818	291,638
Total stockholders'/members' equity	562,179	181,402	174,650
Non-controlling interests	248,862	—	—

Other Data:
	Year ended December 31,		Period from March 30, 2016 (Commencement of Operations) to
(In thousands)	2018	2017	December 31, 2016
FFO (1)	$51,007	$21,438	$9,605
AFFO (1)	$48,442	$20,337	$8,579
EBITDA (1)	$81,423	$48,498	$10,239
EBITDAre (1)	$80,481	$44,127	$10,666

	December 31,
(Dollar amounts in thousands)	2018	2017	2016
Net debt (2)	$532,881	$733,511	$278,609
Number of investment property locations	677	508	344
Occupancy	100.0%	98.8%	96.8%

(1)

FFO, AFFO, EBITDA and EBITDAre are non-GAAP financial measures. For definitions of FFO, AFFO,  EBITDA, EBITDAre and reconciliations of these measures to net income, the most directly comparable GAAP financial measure, and a statement of why our management believes the presentation of these measures provides useful information to investors and any additional purposes for which management uses these measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(2)

Net debt is a non-GAAP financial measure. For a definition of net debt and a reconciliation of this measure to total debt, the most directly comparable GAAP financial measure, and a statement of why our management believes the presentation of this measure provides useful information to investors and any additional purposes for which management uses this measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the “Selected Financial Data” and “Business” sections, as well as the consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Special Note Regarding Forward‑Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward‑looking statements.

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

We were organized on January 12, 2018 as a Maryland corporation and intend to qualify to be taxed as a REIT beginning with our taxable year ended December 31, 2018. On June 25, 2018, we completed our IPO of 32,500,000 shares of our common stock, $0.01 par value per share, at an initial public offering price of $14.00 per share, pursuant to a registration statement on Form S-11 (File No. 333-225215), filed with the SEC under the Securities Act. On July 24, 2018, we issued an additional 2,772,191 shares of common stock at the IPO price of $14.00 per share pursuant to the partial exercise of an option granted to the underwriters of our IPO. Net proceeds from the IPO and the issuance of shares to underwriters, after deducting underwriting discounts and commissions and other expenses, were $458.7 million. Our common stock is listed on the NYSE under the ticker symbol “EPRT”.

Prior to the completion of the IPO, we engaged in a number of formation transactions designed to facilitate the completion of the IPO (the “Formation Transactions”). Among other things, on June 20, 2018, EPRT LLC converted from a Delaware limited liability company into a Delaware limited partnership, changed its name to Essential Properties, L.P. (the “Operating Partnership”) and became the subsidiary through which we hold substantially all of our assets and conduct our operations. Prior to the completion of the Formation Transactions, EPRT LLC was a wholly owned subsidiary of EPRT Holdings (together with EPRT LLC, the “Predecessor”), and EPRT Holdings received 17,913,592 units of limited partnership interest in the Operating Partnership (“OP Units”) in connection with EPRT LLC’s conversion into a Delaware limited partnership. Essential Properties OP G.P., LLC, our wholly owned subsidiary, became the sole general partner of the Operating Partnership in connection with the completion of our IPO.

Concurrent with the completion of the IPO, we received an additional $125.0 million investment from an affiliate of Eldridge in the Concurrent Private Placement of 7,785,611 shares of our common stock and 1,142,960 OP Units. We contributed the net proceeds from the issuance of the 43,057,802 shares of common stock in our IPO (inclusive of the shares issued pursuant to the partial exercise by the underwriters of their option to purchase additional shares) and the Concurrent Private Placement of common stock to Eldridge to the Operating Partnership in exchange for a like number of OP Units.

We generally lease each of our properties to a single tenant on a triple-net, long-term basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent, we receive from the tenants that occupy our properties. As of December 31, 2018, we had a portfolio of real estate investments at 677 properties (inclusive of one undeveloped land parcel and 12 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry and geography, had annualized base rent of $106.8 million and was 100.0% occupied.

Substantially all of our leases provide for periodic contractual rent escalations. As of December 31, 2018, leases contributing 97.1% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4% annually, with a weighted average annual escalation equal to 1.5% of base rent. As of December 31, 2018, leases contributing 91.9% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2018, the weighted average remaining term of our leases was 14.2 years (based on annualized base rent), excluding renewal options that have not been exercised, with 3.1% of our annualized base rent attributable to leases expiring prior to January 1, 2023. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of December 31, 2018, 67.4% of our annualized base rent was attributable to master leases, where we have acquired multiple properties from a seller and leased them back to the seller under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

Consistent with our intent to elect to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2018, we believe that we were organized and operated in a manner that will allow us to qualify as a REIT, and we intend to continue operating in such a manner.

Liquidity and Capital Resources

We seek to acquire real estate with a combination of debt and equity capital and with cash from operations that will not otherwise be distributed to our stockholders. Prior to the IPO, equity capital needed for our real estate investments had been provided to us by Eldridge, our primary institutional capital provider. Subsequent to the IPO, we added public equity capital to our initial private institutional equity capital to facilitate our growth. Additionally, we used the net proceeds from the IPO and the Concurrent Private Placement to repay promissory notes issued to an affiliate of Eldridge, which had been our primary source of short-term debt capital prior to the IPO. Historically, upon accumulating a sufficiently large and diverse pool of real estate, we generally refinanced this debt through the issuance of long-term, fixed-rate debt through our Master Trust Funding Program, as further described below.

In June 2018, we entered into the Revolving Credit Facility, which is available to fund our short-term debt capital requirements, as further described below. Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Additionally, future sources of debt capital may include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at December 31, 2018, the Revolving Credit Facility, and our access to long-term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term, fixed-rate debt, we seek to “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally intend to target, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less unrestricted cash and cash held for the benefit of lenders) that is less than six times our annualized adjusted EBITDAre.

As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. As of December 31, 2018, our nearest significant debt maturity was $272.3 million of notes issued under the Master Trust Funding Program, which mature in November 2046 but require monthly principal and interest payments through October 2021, with a balloon principal payment of $259.5 million due in November 2021. Under the Revolving Credit Facility, we had, as of December 31, 2018, outstanding borrowings of $34.0 million and $266.0 million of unused borrowing capacity.

As of December 31, 2018, we had $1.3 billion of net investments in our investment portfolio, consisting of investments in 677 properties (inclusive of one undeveloped land parcel and 12 properties which secure our investments in mortgage loans receivable), with annualized base rent of $106.8 million. Substantially all of our cash from operations is generated by our investment portfolio.

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant. As of December 31, 2018, excluding one undeveloped land parcel, all of our property locations were occupied and subject to a lease. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. From time to time, we may also sell properties that no longer meet our long-term investment objectives.

Our short-term liquidity requirements also include the funding needs associated with seven of our properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually specified interest or rent that generally increases in proportion with our funding. As of December 31, 2018, we had agreed to finance or reimburse development, construction or renovation costs in an aggregate amount of $34.4 million and, as of the same date, we had funded $14.9 million of this commitment. We expect to fund the balance of such commitment by December 31, 2019. Additionally, as of February 22, 2019, we were under contract to acquire 20 properties with an aggregate purchase price of $40.1 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily from cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

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

An additional liquidity need is funding the distributions that are one of the requirements for qualification for taxation as a REIT. During the year ended December 31, 2018, our board of directors declared total cash distributions of $0.434 per share of common stock. Holders of OP Units are entitled to distributions equivalent to those paid by the Company to common stockholders. During the year ended December 31, 2018, we paid $14.1 million of distributions to common stockholders and OP Unit holders, and as of December 31, 2018, we recorded $13.2 million of distributions payable to common stockholders and OP Unit holders. To qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.

Description of Certain Debt

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate outstanding principal balance of $515.1 million as of December 31, 2018. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association (as back-up manager) and Citibank, N.A. (as indenture trustee).

Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (1) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), with an aggregate outstanding principal balance of $272.3 million as of December 31, 2018 and (2) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $242.8 million as of December 31, 2018. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of December 31, 2018, we had pledged 347 properties, with a net investment amount of $609.2 million, under the Master Trust Funding Program. The agreement governing our Master Trust

Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

Absent a plan to issue additional long-term debt through the Master Trust Funding Program, we are not required to add assets to, or substitute collateral in, the existing collateral pool. We can voluntarily elect to substitute assets in the collateral pool, subject to meeting prescribed conditions that are designed to protect the collateral pool by requiring the substitute assets to be of equal or greater measure in attributes such as: the asset’s fair value, monthly rent payments, remaining lease term and weighted average coverage ratios. In addition, we can sell underperforming assets and reinvest the proceeds in new properties. Any substitutions and sales are subject to an overall limitation of 35% of the collateral pool which is typically reset at each new issuance unless the substitution or sale is credit- or risk-based, in which case there are no limitations.

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the year ended December 31, 2018, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $18.3 million on cash collections of $50.9 million, which represents a debt service coverage ratio (as defined in the program documents) of 1.53 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2016-1 Notes mature in November 2046 and have a weighted average annual interest rate of 4.51% as of December 31, 2018. However, the anticipated repayment date for the Series 2016-1 Notes is November 2021, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.17% as of December 31, 2018. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

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

An event of default will occur if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in compliance with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants, including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of December 31, 2018, we were in material compliance with all such covenants.

As of December 31, 2018, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for 2019 are $8.0 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.

Revolving Credit Facility

On June 25, 2018, we entered into the Revolving Credit Facility with a group of lenders, which provides senior unsecured revolving credit in the maximum aggregate initial original principal amount of up to $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were the joint lead arrangers of the facility, with Barclays Bank PLC acting as administrative agent. Under the Revolving Credit Facility, as of December 31, 2018, we had $34.0 million of outstanding borrowings and $266.0 million of unused borrowing capacity.

The Revolving Credit Facility has a term of four years from the original closing date with an extension option of up to 12-months exercisable by us, subject to certain conditions, and initially bears interest at an annual rate of (i) applicable LIBOR plus an applicable margin between 1.45% and 2.15%; or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.5% or LIBOR plus 1.0%) plus an applicable margin of between 0.45% and 1.15%. The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At our election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. The Revolving Credit Facility is freely prepayable at any time and will be mandatorily prepayable if borrowings exceed the borrowing base or the facility limit. We may re-borrow amounts paid down, subject to customary borrowing conditions. We are required to pay revolving credit commitment fees throughout the term of the Revolving Credit Facility based upon our usage of the Revolving Credit Facility, at a rate which depends on our usage of the Revolving Credit Facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. However, there can be no assurance that we will receive an investment grade corporate rating from S&P and/or Moody’s. The Revolving Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the facility by up to an additional $200.0 million.

The Operating Partnership is the borrower under the Revolving Credit Facility, and we and each of the subsidiaries of the Operating Partnership that owns a direct or indirect interest in an eligible real property asset are guarantors under the Revolving Credit Facility.

We are subject to financial covenants under the Revolving Credit Facility, including maintaining: a limitation on total consolidated leverage of not more than 60% of the total value of certain of our assets (including unencumbered cash and cash equivalents, the value of real property assets, mortgage notes receivable and up to $10 million of construction or redevelopment costs) (“Total Consolidated Assets”) with a step up on two non-consecutive occasions to 65%, at our election, for two consecutive quarters each following a material acquisition; a consolidated fixed charge coverage ratio of at least 1.50x; a consolidated tangible net worth of at least 75% of our tangible net worth at the date of the facility plus 75% of future net equity proceeds; a consolidated secured leverage ratio of not more than 50% of our Total Consolidated Assets; a secured recourse debt ratio of not more than 10% of our Total Consolidated Assets; an unencumbered leverage ratio of not more than 60% of our consolidated unencumbered real property and mortgage notes receivable with a step up on two non-consecutive occasions to 65%, at our election, for two consecutive quarters each following a material acquisition; and an unencumbered interest coverage ratio of at least 1.75x.

The Revolving Credit Facility restricts our ability to pay distributions to our stockholders under certain circumstances. In particular, we are generally limited to paying cash distributions with respect to any period of four fiscal quarters in an amount not to exceed the greater of (i) 95% of adjusted funds from operations (as defined in the credit agreement), or (ii) the amount required for us to maintain our status as a REIT, and such cash distributions may be further limited during events of default. The Revolving Credit Facility contains certain covenants that, subject to exceptions, limits or restricts, among other things, our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

Cash Flows

The following discussion of changes in cash flows includes the results of the Company and the Predecessor collectively for the periods presented.

Comparison of the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016

As of December 31, 2018, we had $4.2 million of cash and cash equivalents and $12.0 million of restricted cash as compared to $7.3 million and $12.2 million, respectively, as of December 31, 2017 and $1.8 million and $10.1 million, respectively, as of December 31, 2016.

Cash Flows for the year ended December 31, 2018

During the year ended December 31, 2018, net cash provided by operating activities was $45.9 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to a net income adjusted for non-cash items of $48.3 million (net income of $20.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of investments, net, straight-line rent receivable, equity-based compensation and allowance for doubtful accounts, of $27.7 million). These cash inflows were partially offset by a decrease of $1.6 million in accrued liabilities and other payables and an increase of $0.8 million in prepaid expenses and other assets.

Net cash used in investing activities during the year ended December 31, 2018 was $461.9 million. Our net cash used in investing activities is generally used to fund property acquisitions, the development of our construction in progress, investments in loans receivable and, to a limited extent, capital expenditures, offset by cash provided from the disposition of real estate and principal collections on our direct financing receivables. The cash used in investing activities included $488.4 million to acquire investments in real estate, $15.3 million to fund construction in progress, $14.9 million of investments in loans receivable, $1.7 million for capital expenditures subsequent to acquisition, $0.5 million paid to tenants as lease incentives and an increase of $1.7 million in deposits on prospective real estate investments. These cash outflows were partially offset by $60.4 million of proceeds from sales of investments, net of disposition costs, and $0.1 million of principal collections on our direct financing lease receivables.

Net cash provided by financing activities of $412.8 million during the year ended December 31, 2018 related to cash inflows of $464.2 million from the issuance of common stock in the IPO (inclusive of the shares issued pursuant to the partial exercise by the underwriters of their option to purchase additional shares), $109.0 million from the Concurrent Private Placement of common stock, $16.0 million from the Concurrent Private Placement of OP Units, $154.0 million from the issuance of notes payable to related parties, $34.0 million of borrowings under the Revolving Credit Facility and $50.0 million of capital contributions to the Predecessor. These cash inflows were partially offset by the payment of $5.5 million of IPO costs, $384.0 million of payments of principal on notes payable to related parties, $7.8 million of repayments of secured borrowing principal, payment of $3.1 million of deferred financing costs related to the Revolving Credit Facility and the payment of $14.1 million in dividends.

Cash Flows for the year ended December 31, 2017

During the year ended December 31, 2017, net cash provided by operating activities was $22.5 million. Cash inflows related to a net income adjusted for non-cash items of $20.7 million (net income of $6.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of investments, net, straight-line rent receivable, equity-based compensation and allowance for doubtful accounts of $14.4 million) and a $4.1 million increase in accrued liabilities and other payables. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $2.3 million.

Net cash used in investing activities during the year ended December 31, 2017 was $464.4 million. The cash used in investing activities included $509.8 million to acquire investments in real estate, $7.7 million to fund construction in progress, $0.3 million paid to tenants as lease incentives, $0.3 million paid for deposits on prospective real estate investments and approximately $48,000 for capital expenditures. These cash outflows were partially offset by $53.6 million of proceeds from sales of investments, net of disposition costs, and $0.1 million of principal collections on our direct financing lease receivables.

Net cash provided by financing activities of $449.4 million during the year ended December 31, 2017 related to cash inflows of $543.0 million from the issuance of notes payable to related parties, $248.1 million of proceeds from secured borrowings under our Master Trust Funding Program and $83.7 million of capital contributions to the Predecessor. These cash inflows were partially offset by $313.0 million of payments of principal on notes payable to related parties, $101.2 million of equity distributions by the Predecessor, $5.6 million of repayments of secured borrowing principal and $5.6 million of deferred financing costs.

Cash Flows for the period from March 30, 2016 (commencement of operations) to December 31, 2016

During the period from March 30, 2016 (commencement of operations) to December 31, 2016, net cash provided by operating activities was $10.5 million. Cash inflows related to a net income adjusted for non-cash items of $8.6 million (net income of $3.8 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, provision for impairment of real estate, gains on dispositions of investments, net, and straight-line rent receivable of $4.8 million) and a $2.4 million increase in accrued liabilities and other payables. These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $0.5 million.

Net cash used in investing activities during the period from March 30, 2016 (commencement of operations) to December 31, 2016 was $279.1 million. The cash used in investing activities included $288.9 million to acquire investments in real estate, $3.7 million to acquire investments in direct financing receivables, $2.0 million paid to tenants as lease incentives, $1.0 million to fund construction in progress and $0.1 million paid for deposits on prospective real estate investments. These cash outflows were partially offset by $16.5 million of proceeds from sales of investments, net of disposition costs, and approximately $37,000 of principal collections on our direct financing lease receivables.

Net cash provided by financing activities of $280.5 million during the period from March 30, 2016 (commencement of operations) to December 31, 2016 related to cash inflows of $288.6 million of capital contributions to the Predecessor and $7.5 million of proceeds from secured borrowings under our Master Trust Funding Program. These cash inflows were partially offset by $7.7 million of deferred financing costs, $7.5 million of equity distributions by the Predecessor and $0.3 million of repayments of secured borrowing principal.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The following table provides information with respect to our commitments as of December 31, 2018.

	Payment due by period
(in thousands)	Total	2019	2020 - 2021	2022 - 2023	Thereafter

Secured Borrowings—Principal	$515,120	$8,009	$275,977	$8,804	$222,330
Secured Borrowings—Fixed Interest (1)	88,232	22,244	42,441	18,930	4,617
Revolving Credit Facility (2)	34,000	—	—	34,000	—
Tenant Construction Financing and Reimbursement Obligations (3)	19,456	19,456	—	—	—
Operating Lease Obligations (4)	6,254	1,385	2,098	1,678	1,093
Total	$663,062	$51,094	$320,516	$63,412	$228,040

(1)	Includes interest payments on outstanding indebtedness issued under the Master Trust Funding Program through the anticipated repayment dates.
(2)

As of December 31, 2018, balances on the Revolving Credit Facility bear interest at an annual rate of prime rate plus a leverage-based credit spread of 0.45%. We also pay a facility fee on the total unused commitment amount of 0.15%. Subsequent to December 31, 2018, balances on the Revolving Credit Facility bear interest at an annual rate of applicable LIBOR plus an applicable margin between 1.45% and 2.15%.

(3)

Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.

(4)	Includes $1.5 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

We intend to elect to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax, provided we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.

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

Real Estate Investments

Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805):

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

We incur various costs in the leasing and development of our properties. Amounts paid to tenants that incentivize them to extend or otherwise amend an existing lease or to sign a new lease agreement are capitalized to lease incentive on our consolidated balance sheets. Tenant improvements are capitalized to building and improvements within our consolidated balance sheets. Costs incurred which are directly related to properties under development, which include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs and real estate taxes and insurance, are capitalized during the period of development as construction in progress. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that benefited. Determination of when a development project commences and capitalization begins, and when a development project has reached substantial completion and is available for occupancy and capitalization must cease, involves a degree of judgment. We do not engage in speculative real estate development. We do, however, opportunistically agree to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.

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

In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, e.g., location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, we consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.

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

Lease incentives are amortized on a straight-line basis as a reduction of rental income over the remaining non-cancellable terms of the respective leases. If a tenant terminates its lease, the unamortized portion of the lease incentive is charged to rental revenue.

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

The value of in-place leases, exclusive of the value of above-market and below-market lease intangibles, is amortized to depreciation and amortization expense on a straight-line basis over the remaining periods of the respective leases.

If a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values, is charged to depreciation and amortization expense, while above- and below-market lease adjustments are recorded within rental revenue in the consolidated statement of operations and comprehensive income.

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

If and when an investment in direct financing lease receivables is identified for impairment evaluation, we will apply the guidance in both the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“ASC 310”) and ASC 840, Leases (“ASC 840”). Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable we, as the lessor, will be unable to collect all rental payments associated with our investment in the direct financing lease receivable. Under ASC 840, we review the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, we determine whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by us as a loss in the period in which the estimate is changed.

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

Allowance for Doubtful Accounts

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, the accounts receivable and straight-line rent receivable balances are reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable is recorded in the consolidated statements of operations. The provision for doubtful accounts is included in property expenses in our consolidated statements of operations and comprehensive income. If the accounts receivable balance or straight-line rent receivable balance is subsequently deemed to be uncollectible, such receivable amounts are written-off to the allowance for doubtful accounts.

Revenue Recognition

Our rental revenue is primarily related to rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease or the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, we record a straight-line rent receivable and recognize revenue on a straight-line basis through the expiration of the non-cancellable term of the lease. We take into account whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record.

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

Gains and Losses on Dispositions of Real Estate

Through December 31, 2017, gains and losses on dispositions of real estate investments were recorded in accordance with ASC 360-20, Property, Plant and Equipment—Real Estate Sales, and include realized proceeds from real estate disposed of in the ordinary course of business, less their related net book value and less any costs incurred in association with the disposition.

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

Income Taxes

We intend to elect to be taxed as a REIT under sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our intended REIT election, we intend to meet the organizational and operational requirements and expect distributions to exceed net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes, and to federal income and excise tax on our undistributed income. Franchise taxes and federal excise taxes on our undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income. Additionally, taxable income from our non-REIT activities managed through our taxable REIT subsidiary is subject to federal, state and local taxes.

From the Predecessor’s commencement of operations on March 30, 2016 through January 31, 2017, the Predecessor and its subsidiaries included in the consolidated financial statements were treated as disregarded entities for U.S. federal and state income tax purposes, and, accordingly, the Predecessor was not subject to entity-level tax. Therefore, until the Predecessor’s issuance of Class A and Class C units on January 31, 2017, the Predecessor’s net income flowed through to SCF Funding LLC, its initial sole member, for federal income tax purposes. Following the issuance of Class A and Class C units, the Predecessor’s net income flowed through to Class A and Class C unitholders for federal income tax purposes. With regard to state income taxes, the Predecessor was a taxable entity only in certain states that tax all entities, including partnerships.

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

We recognize compensation expense for equity-based compensation using the straight-line method based on the terms of the individual grant.

Variable Interest Entities

The FASB provides guidance for determining whether an entity is a variable interest entity (a “VIE”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

Following the completion of the Formation Transactions, we concluded that the Operating Partnership is a VIE of which we are the primary beneficiary, as we have the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of our assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on our consolidated balance sheet as of December 31, 2018.

We have concluded that an entity which we have provided a $5.7 million mortgage loan receivable is a VIE because the terms of the loan agreement limit the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, we are not the primary beneficiary of the entity, because we do not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2018, the carrying amount of our loan receivable with this entity was $5.7 million, and our maximum exposure to loss in this entity is limited to the carrying amount of our investment. We had no liabilities associated with this investment as of December 31, 2018.

Net Income per Share

We compute net income per share pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of our unvested restricted common stock, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at our election, exchanged for shares of our common stock on a one-for-one basis.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, lease modifications and lease executory costs for all entities. Certain changes to the guidance pertaining to sale-leaseback transactions may impact us. For example, the inclusion of a purchase option in the lease associated with a sale-leaseback transaction will now result in the lessor accounting for such transaction as a financing arrangement.

ASU 2016-02 was effective for us on January 1, 2019 and, in accordance with the provisions of ASU 2018-11, Leases (Topic 842), Targeted Improvements, was adopted by us using the modified retrospective approach as of the beginning of the period of adoption. There was no impact to retained earnings at the time of adoption and, therefore, no cumulative-effect adjustment was recorded. At the time of adoption, both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. We applied this package of practical expedients and, as such, at the time of adoption did not reassess the classification of existing lease contracts, whether existing or expired contracts contain a lease or whether a portion of initial direct costs for existing leases should have been expensed. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, we are also a lessee under several ground lease arrangements and under our corporate office and office equipment leases. We have completed our inventory and evaluation of these leases and have calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments; the amount recognized upon adoption was less than 1% of total assets. For a portion of our ground lease arrangements, the sublessees, or our tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, will be presented on a gross basis in the consolidated statements of income. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

Substantially all of our lease contracts (under which we are the lessor) are “triple-net” leases, which means that our tenants are responsible for making payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties we lease to them. Under the previous lease accounting guidance, these payments were excluded from rental revenue. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This update requires us to exclude from variable lease payments, and therefore revenue and expense, costs paid by our tenants directly to third parties (a net presentation). Costs paid by us and reimbursed by our tenants will be included in variable lease payments (a gross presentation)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, with the result of aligning the guidance on share-based payments to nonemployees with that for share-based payments to employees, with certain exceptions, and eliminating the need to re-value awards to nonemployees at each balance sheet date. ASU 2018-07 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted for companies who have previously adopted ASU 2017-09. We early adopted ASU 2018-07 effective July 1, 2018 for accounting for our liability-classified non-employee awards that had not vested as of that date. No adjustment to our retained earnings was required as a result of the adoption of ASU 2018-07.

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

Results of Operations

The following discussion includes the results of the Company’s and the Predecessor’s operations collectively for the periods presented.

Comparison of the years ended December 31, 2018 and 2017

	Year ended December 31,
(dollar amounts in thousands)	2018	2017	Change	%
Revenues:
Rental revenue	$94,944	$53,373	$41,571	77.9%
Interest income on loans and direct financing lease receivables	656	293	363	123.9%
Other revenue	623	783	(160)	-20.4%
Total revenues	96,223	54,449	41,774

Expenses:
Interest	30,192	22,574	7,618	33.7%
General and administrative	13,762	8,775	4,987	56.8%
Property expenses	1,980	1,547	433	28.0%
Depreciation and amortization	31,352	19,516	11,836	60.6%
Provision for impairment of real estate	4,503	2,377	2,126	89.4%
Total expenses	81,789	54,789	27,000
Other operating income:
Gain on dispositions of real estate, net	5,445	6,748	(1,303)	-19.3%
Income from operations	19,879	6,408	13,471
Other income:
Interest	930	49	881	1798.0%
Income before income tax expense	20,809	6,457	14,352
Income tax expense	195	161	34	21.1%
Net income	20,614	6,296	14,318
Net income attributable to non-controlling interests	(5,001)	—	(5,001)	—
Net income attributable to stockholders and members	$15,613	$6,296	$9,317

Revenues:

Rental revenue. Rental revenue increased by $41.6 million to $94.9 million for the year ended December 31, 2018 as compared to $53.4 million for the year ended December 31, 2017. The increase in rental revenue was primarily due to our acquisition of properties during the years ended December 31, 2018 and 2017, which provided $19.0 million and $22.2 million of additional rental revenue between the comparison periods, net of a reduction in rental revenue due to sale of properties during the comparison periods, and an increase in the net accretion of above- and below- market lease intangibles to revenue of $0.3 million between the comparison periods.

Interest income on loans and direct financing receivables. Interest income on loans and direct financing receivables increased by $0.4 million for the year ended December 31, 2018 primarily due to our initial investments in loans receivable during 2018.

Other revenue. Other revenue decreased by $0.2 million for the year ended December 31, 2018 as compared to year ended December 31, 2017. The decrease in other revenue was primarily due to a $0.7 million decrease in lease termination income during the year ended December 31, 2018, partially offset by having a full year of expense reimbursement income on two properties that were acquired in September 2017.

Expenses:

Interest. Interest expense increased by $7.6 million to $30.2 million for the year ended December 31, 2018 as compared to $22.6 million for the year ended December 31, 2017. The increase in interest expense was primarily due to $5.6 million of additional interest expense from having notes issued under our Master Trust Funding Program on July 11, 2017 outstanding during the entire year ended December 31, 2018, $0.9 million of new interest expense relating to the Revolving Credit Facility that was entered into in June 2018 and $1.1 million of additional interest expense on our notes payable to related parties due to higher average borrowing balances during the year ended December 31, 2018.

General and administrative expenses. General and administrative expenses increased $5.0 million to $13.8 million for the year ended December 31, 2018 as compared to $8.8 million for the year ended December 31, 2017. This increase in general and administrative expenses was primarily due to increases in stock compensation expense of $1.6 million, directors’ fees of $0.2 million, legal and accounting fees of $1.4 million, personnel costs of $1.2 million and other costs required to support our growing real estate portfolio.

Property expenses. Property expenses increased by $0.4 million to $1.9 million for the year ended December 31, 2018 as compared to $1.5 million for the year ended December 31, 2017. The increase was primarily due to having a full year of reimbursable property expense on two properties that were acquired in September 2017. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Barring any significant changes in occupancy or composition of triple net leases in our portfolio between the comparison periods, we expect property expenses to remain fairly consistent.

Depreciation and amortization expense. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of the related lease intangibles. Depreciation and amortization expense increased by $11.9 million to $31.4 million for the year ended December 31, 2018 as compared to $19.5 million for the year ended December 31, 2017. The increase in depreciation and amortization expense during the year ended December 31, 2018 was due to the inclusion of depreciation and amortization expense for properties acquired during the years ended December 31, 2018 and 2017 which added $5.6 million and $8.0 million of additional depreciation and amortization expense during the year ended December 31, 2018. These increases were partially offset by a reduction of $1.7 million of depreciation and amortization expense on properties that we disposed during the year ended December 31, 2018.

Provision for impairment of real estate. Impairment charges on real estate investments were $4.5 million and $2.4 million for the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, we recorded a provision for impairment of real estate at 20 and nine of our real estate investments. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Other operating income:

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net decreased by $1.3 million to $5.4 million for the year ended December 31, 2018 as compared to $6.7 million for the year ended December 31, 2017. We disposed of 45 real estate properties during the year ended December 31, 2018 as compared to 47 real estate properties during the year ended December 31, 2017.

Other income and expenses:

Interest. Interest income increased by $0.9 million for the year ended December 31, 2018. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the year ended December 31, 2018 because of the funds raised through the IPO (inclusive of the shares issued pursuant to the partial exercise by the underwriters of their option to purchase additional shares) and the Concurrent Private Placement of common stock to Eldridge.

Income tax expense. Income tax expense increased by approximately $34,000 for the year ended December 31, 2018. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The increase in income tax expense was primarily due to the continued growth of our real estate investment portfolio and our expansion into new jurisdictions where we are subject to taxation.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests represents the portion of our net income attributable to the holders of units in our Operating Partnership, which are accounted for as non-controlling interests. No such non-controlling interests existed during the year ended December 31, 2017.

Comparison of the year ended December 31, 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016

	Year ended December 31,
(dollar amounts in thousands)	2017	2016	Change	%
Revenues:
Rental revenue	$53,373	$15,271	$38,102	249.5%
Interest income on loans and direct financing lease receivables	293	161	132	82.0%
Other revenue	783	88	695	789.8%
Total revenues	54,449	15,520	38,929

Expenses:
Interest	22,574	987	21,587	2187.1%
General and administrative	8,775	4,321	4,454	103.1%
Property expenses	1,547	533	1,014	190.2%
Depreciation and amortization	19,516	5,428	14,088	259.5%
Provision for impairment of real estate	2,377	1,298	1,079	83.1%
Total expenses	54,789	12,567	42,222
Other operating income:
Gain on dispositions of real estate, net	6,748	871	5,877	674.7%
Income from operations	6,408	3,824	2,584
Other income:
Interest	49	3	46	1533.3%
Income before income tax expense	6,457	3,827	2,630
Income tax expense	161	77	84	109.1%
Net income and comprehensive income	$6,296	$3,750	$2,546

Revenues:

Rental revenue. Rental revenue increased by $38.1 million to $53.4 million for the year ended December 31, 2017 as compared to $15.3 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. The increase in rental revenue was primarily due to our acquisition of 212 properties during the year ended December 31, 2017, which provided $17.6 million of additional rental revenue between the comparison periods, contractual rent escalations and the inclusion of a full year of operations from properties acquired during the period from March 30, 2016 (commencement of operations) to December 31, 2016, which contributed $20.5 million of additional rental revenue between the comparison periods.

As of December 31, 2017, 98.8% of our properties were occupied. We regularly review and analyze the operational and financial condition of our tenants and the industries in which they operate in order to identify underperforming properties that we may seek to dispose of in an effort to mitigate risks in our portfolio. As of December 31, 2017, exclusive of two vacant land parcels that we own, six of our properties, representing 1.2% of our portfolio, were vacant and not generating rent, compared to 11 vacant properties, representing 3.2% of our portfolio, as of December 31, 2016.

Interest income on loans and direct financing receivables. Interest income on loans and direct financing receivables increased by $0.1 million to $0.3 million for the year ended December 31, 2017, as compared to $0.2 million for the period from March 30, 2016 (commencement of operations) to December31, 2016. The increase in interest income on direct financing receivables was due to the inclusion of a full year of operations from our eight investments in direct financing receivables acquired during the period from March 30, 2016 (commencement of operations) to December 31, 2016 (net of disposition or termination of two direct financing leases during the year ended December 31, 2017).

Other revenue. Other revenue increased by $0.7 million to $0.8 million for the year ended December 31, 2017, as compared to $0.1 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. The increase in other revenue was primarily due to the receipt of $0.7 million of lease termination fees from former tenants during the year ended December 31, 2017.

Expenses:

Interest. Interest expense increased by $21.6 million to $22.6 million for the year ended December 31, 2017 as compared to $1.0 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. The increase in interest expense was primarily due to $11.8 million of additional interest expense from having $280.8 million of notes issued under our Master Trust Funding Program in December 2016 outstanding for a full year, $8.0 million of additional interest expense on debt issued to finance acquisitions during the year ended December 31, 2017 and $1.8 million of additional non-cash interest expense from the amortization of deferred financing costs. During the year ended December 31, 2017, we issued an additional $248.1 million of notes under our Master Trust Funding Program and had net borrowings of $230.0 million through short-term notes with related parties.

General and administrative. General and administrative expenses increased $4.5 million to $8.8 million for the year ended December 31, 2017 as compared to $4.3 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. This increase in general and administrative expenses was primarily due to the inclusion of a full year of operations and increased costs required to support our larger real estate investment portfolio during the year ended December 31, 2017.

Property expenses. Property expenses increased by $1.0 million to $1.5 million for the year ended December 31, 2017 as compared to $0.5 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. The increase in property costs was due to the inclusion of a full year of operations and related property expenses for our vacant properties during the year ended December 31, 2017, partially offset by reduced property expenses due to a net four property decrease in our total number of vacant properties during the year ended December 31, 2017.

Depreciation and amortization. Depreciation and amortization expense increased by $14.1 million to $19.5 million for the year ended December 31, 2017 as compared to $5.4 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. The increase during the year ended December 31, 2017 was due to the inclusion of a full year of operations and related depreciation and amortization expense from properties acquired during the period from March 30, 2016 (commencement of operations) to December 31, 2016, which added $8.6 million of additional depreciation and amortization expense, and $5.5 million of additional depreciation and amortization expense recorded on the 212 properties that we acquired during the year ended December 31, 2017.

Provision for impairment of real estate. Impairment charges on real estate investments were $2.4 million and $1.3 million for the year ended December 31, 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, respectively. During the year ended December 31, 2017, we recorded a provision for impairment of real estate at nine of our real estate investments, compared to seven real estate investments during the period from March 30, 2016 (commencement of operations) to December 31, 2016.

Other operating income:

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net increased by $5.9 million to $6.8 million for the year ended December 31, 2017 as compared to $0.9 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. The increase in gain on dispositions of real estate was primarily due to our disposition of 47 real estate properties during the year ended December 31, 2017 compared to our disposition of 17 properties during the period from March 30, 2016 (commencement of operations) to December 31, 2016.

Other income and expenses:

Interest. Interest income increased by approximately $46,000 for the year ended December 31, 2017 as compared to the period from March 30, 2016 (commencement of operations) to December 31, 2016. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the year ended December 31, 2017.

Income tax expense. Income tax expense increased by $0.1 million to $0.2 million for the year ended December 31, 2017 as compared to $0.1 million for the period from March 30, 2016 (commencement of operations) to December 31, 2016. The Predecessor was subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The increase in income tax expense was primarily due to the continued growth of our real estate investment portfolio and our expansion into new jurisdictions where we are subject to taxation.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: funds from operations (“FFO”), adjusted funds from operations (“AFFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), net debt, net operating income (“NOI”) and cash NOI (“Cash NOI”). We believe these non-GAAP financial measures are accepted industry measures used by analysts and investors to compare the operating performance of REITs.

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

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our core operating performance, including straight-line rental revenue, non-cash interest expense, non-cash compensation expense, amortization of market lease-related intangibles, amortization of capitalized lease incentives, capitalized interest expense, transaction costs and other non-cash charges. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash and certain other revenues and expenses.

FFO and AFFO do not include all items of revenue and expense included in net income, nor do they represent cash generated from operating activities, and they are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures. FFO and AFFO may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income	$20,614	$6,296	$3,750
Depreciation and amortization of real estate	31,335	19,513	5,428
Provision for impairment of real estate	4,503	2,377	1,298
Gain on dispositions of real estate, net	(5,445)	(6,748)	(871)
FFO attributable to stockholders and members and non-controlling interests	51,007	21,438	9,605
Adjustments:
Straight-line rental revenue, net	(8,214)	(4,254)	(1,244)
Non-cash interest expense	2,798	1,884	101
Non-cash compensation expense	2,440	841	—
Amortization of market lease-related intangibles	336	531	116
Amortization of capitalized lease incentives	159	139	11
Capitalized interest expense	(225)	(242)	(10)
Transaction costs	57	—	—
Other non-cash charges	84	—	—
AFFO attributable to stockholders and members and non-controlling interests	$48,442	$20,337	$8,579

We calculate EBITDA as earnings before interest, income taxes and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and real estate impairment losses. We present EBITDA and EBITDAre as they are measures commonly used in our industry and we believe that these measures are useful to investors and analysts because they provide important supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. We use EBITDA and EBITDAre as measures of our operating performance and not as measures of liquidity.

EBITDA and EBITDAre are not measures of financial performance under GAAP, and our EBITDA and EBITDAre may not be comparable to similarly titled measures reported by other companies. You should not consider EBITDA and EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income	$20,614	$6,296	$3,750
Depreciation and amortization	31,352	19,516	5,428
Interest expense	30,192	22,574	987
Interest income	(930)	(49)	(3)
Income tax expense	195	161	77
EBITDA attributable to stockholders and members and non-controlling interests	81,423	48,498	10,239
Provision for impairment of real estate	4,503	2,377	1,298
Gain on dispositions of real estate, net	(5,445)	(6,748)	(871)
EBITDAre attributable to stockholders and members and non-controlling interests	$80,481	$44,127	$10,666

We adjust EBITDAre for our most recently completed fiscal quarter based on an estimate calculated as if all acquisition and disposition activity that took place during the quarter had been made on the first day of the quarter (“Adjusted EBITDAre”). We then annualize Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”), which we believe provides a meaningful estimate of our current run rate for all properties owned as of the date of this report. You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre for a variety of reasons.

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and members and non-controlling interests for the three months ended December 31, 2018:

(in thousands)	Three months ended December 31, 2018
Net income	$8,299
Depreciation and amortization	8,510
Interest expense	6,718
Interest income	(211)
Income tax expense	52
EBITDA attributable to stockholders and members and non-controlling interests	23,368
Provision for impairment of real estate	977
Gain on dispositions of real estate, net	(345)
EBITDAre attributable to stockholders and members and non-controlling interests	24,000
Adjustment for current quarter acquisition and disposition activity (1)	1,396
Adjusted EBITDAre attributable to stockholders and members and non-controlling interests	$25,396

Annualized Adjusted EBITDAre attributable to stockholders and members and non-controlling interests	$101,584

(1)	Adjustment assumes all acquisitions and dispositions of real estate investments made during the three months ended December 31, 2018 had occurred on October 1, 2018.

We calculate our net debt as our gross debt (defined as total debt plus net deferred financing costs on our secured borrowings) less cash and cash equivalents and restricted cash deposits held for the benefit of lenders. We believe excluding cash and cash equivalents and restricted cash deposits held for the benefit of lenders from gross debt, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid, which we believe is a beneficial disclosure to investors and analysts.

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2018	2017
Secured borrowings, net of deferred financing costs	$506,116	$511,646
Notes payable to related party	—	230,000
Revolving credit facility	34,000	—
Total debt	540,116	741,646
Deferred financing costs on secured borrowings, net	9,004	11,290
Gross debt	549,120	752,936
Cash and cash equivalents	(4,236)	(7,250)
Restricted cash deposits held for the benefit of lenders	(12,003)	(12,175)
Net debt	$532,881	$733,511

We calculate NOI as total revenues less property expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net income or loss. Cash NOI further excludes non-cash items included in total revenues and property expenses, such as straight-line rental revenue, amortization of capitalized lease incentives, amortization of market-lease related intangibles and other non-cash charges. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measures of financial performance under GAAP, and our NOI and Cash NOI may not be comparable to similarly titled measures reported by other companies. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP.

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income	$20,614	$6,296	$3,750
Interest expense	30,192	22,574	987
General and administrative expense	13,762	8,775	4,321
Depreciation and amortization	31,352	19,516	5,428
Provision for impairment of real estate	4,503	2,377	1,298
Interest income	(930)	(49)	(3)
Income tax expense (benefit)	195	161	77
Gain on dispositions of real estate, net	(5,445)	(6,748)	(871)
NOI attributable to stockholders and members and non-controlling interests	94,243	52,902	14,987
Straight-line rental revenue, net	(8,214)	(4,254)	(1,244)
Amortization of capitalized lease incentives	159	139	11
Amortization of market lease-related intangibles	336	531	116
Other non-cash charges	5	—	—
Cash NOI attributable to stockholders and members and non-controlling interests	$86,529	$49,318	$13,870

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Over time and for as long as is economically feasible, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term, fixed-rate debt. To achieve this objective, we primarily borrow on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding acquisitions. As of December 31, 2018, we had $515.1 million of borrowings under our Master Trust Funding Program, which bears interest at a weighted average fixed rate of 4.35% per annum as of such date, and $34.0 million of borrowings under the Revolving Credit Facility, which bears interest at an annual rate equal to the prime rate plus a leverage-based credit spread of 0.45% as of such date. Therefore, an increase or decrease in interest rates would only result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $0.3 million as of December 31, 2018.

We are also exposed to interest rate risk between the time we enter into a sale-leaseback transaction or acquire a leased property and the time we finance the related real estate with long-term fixed-rate debt. In addition, when our long-term debt matures, we may have to refinance the debt at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control. Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. Additionally, our long-term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity. While we have not done so to date, we may, in the future, use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not intend to use derivative instruments for trading or speculative purposes.

In addition to amounts that we borrow under the Revolving Credit Facility, we may incur variable rate debt in the future. Additionally, decreases in interest rates may lead to increased competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

If interest rates rise significantly or there is an economic downturn, tenant defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results.

Fair Value of Fixed-Rate Indebtedness

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2018:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$515,120	$520,607

(1)	Excludes net deferred financing costs of $9.0 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Essential Properties Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Essential Properties Realty Trust, Inc. and Essential Properties Realty Trust, Inc. Predecessor (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’/members’ equity and cash flows for the years ended December 31, 2018 and 2017 and for the period from March 30, 2016 (Commencement of Operations) to December 31, 2016, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017 and for the period from March 30, 2016 (Commencement of Operations) to December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

February 27, 2019

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share, per share, unit and per unit data)

	December 31,
	2018	2017
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$420,848	$278,985
Building and improvements	885,656	584,385
Lease incentive	2,794	2,275
Construction in progress	1,325	4,076
Intangible lease assets	66,421	62,453
Total real estate investments, at cost	1,377,044	932,174
Less: accumulated depreciation and amortization	(51,855)	(24,825)
Total real estate investments, net	1,325,189	907,349
Loans and direct financing lease receivables, net	17,505	2,725
Real estate investments held for sale, net	—	4,173
Net investments	1,342,694	914,247
Cash and cash equivalents	4,236	7,250
Restricted cash	12,003	12,180
Straight-line rent receivable, net	14,255	5,498
Prepaid expenses and other assets, net	7,712	3,045
Total assets (1)	$1,380,900	$942,220

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$506,116	$511,646
Notes payable to related party	—	230,000
Revolving credit facility	34,000	—
Intangible lease liabilities, net	11,616	12,321
Intangible lease liabilities held for sale, net	—	129
Dividend payable	13,189	—
Accrued liabilities and other payables (including $324 due to a related party as of December 31, 2017)	4,938	6,722
Total liabilities (1)	569,859	760,818
Commitments and contingencies (see Note 10)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 43,749,092 issued and outstanding as of December 31, 2018	431	—
Additional paid-in capital	569,407	—
Distributions in excess of cumulative earnings	(7,659)	—
Members' equity:
Class A units, $1,000 per unit, 83,700 issued and outstanding as of December 31, 2017	—	86,668
Class B units, 8,550 issued, 1,610 vested and outstanding as of December 31, 2017	—	574
Class C units, $1,000 per unit, 91,450 issued and outstanding as of December 31, 2017	—	94,064
Class D Units, 3,000 issued, 600 vested and outstanding as of December 31, 2017	—	96
Total stockholders'/members' equity	562,179	181,402
Non-controlling interests	248,862	—
Total equity	811,041	181,402
Total liabilities and equity	$1,380,900	$942,220

(1)

The consolidated balance sheets of Essential Properties Realty Trust, Inc. and Essential Properties Realty Trust, Inc. Predecessor include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 5. As of December 31, 2018, with the exception of $9.2 million of dividends payable, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE. As of December 31, 2017, the consolidated balance sheets included the following amounts related to the Company’s consolidated VIEs: $191.7 million of land and improvements, $391.3 million of building and improvements, $2.1 million of lease incentive, $49.7 million of intangible lease assets, $21.4 million of accumulated depreciation and amortization, $2.4 million of direct financing lease receivables, net, $4.2 million of real estate investments held for sale, net, $5.0 million of straight-line rent receivable, $511.6 million of secured borrowings, net of deferred financing costs, $10.8 million of intangible lease liabilities, net, and $0.1 million of intangible lease liabilities held for sale, net.

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Year ended December 31,
	2018	2017	Period from March 30, 2016 (Commencement of Operations) to December 31, 2016
Revenues:
Rental revenue	$94,944	$53,373	$15,271
Interest income on loans and direct financing lease receivables	656	293	161
Other revenue	623	783	88
Total revenues	96,223	54,449	15,520
Expenses:
Interest (including $4,603 and $3,478 to related parties during the year ended December 31, 2018 and 2017, respectively)	30,192	22,574	987
General and administrative	13,762	8,775	4,321
Property expenses	1,980	1,547	533
Depreciation and amortization	31,352	19,516	5,428
Provision for impairment of real estate	4,503	2,377	1,298
Total expenses	81,789	54,789	12,567
Other operating income:
Gain on dispositions of real estate, net	5,445	6,748	871
Income from operations	19,879	6,408	3,824
Other income:
Interest	930	49	3
Income before income tax expense	20,809	6,457	3,827
Income tax expense	195	161	77
Net income	20,614	6,296	3,750
Net income attributable to non-controlling interests	(5,001)	—	—
Net income attributable to stockholders and members	15,613	6,296	3,750
Comprehensive income attributable to stockholders and members	$15,613	$6,296	$3,750

	Period from June 25, 2018 to December 31, 2018
Basic weighted average shares outstanding	42,634,678
Basic net income per share	$0.26
Diluted weighted average shares outstanding	61,765,957
Diluted net income per share	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/Members’ Equity

(in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	SCF Funding LLC	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-Controlling Interests	Total Equity
Balance at March 30, 2016 (Commencement of Operations)	—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Contributions	—	—	—	—	451,693	—	—	—	—	451,693	—	451,693
Distributions	—	—	—	—	(280,793)	—	—	—	—	(280,793)	—	(280,793)
Net income	—	—	—	—	3,750	—	—	—	—	3,750	—	3,750
Balance at December 31, 2016	—	—	—	—	174,650	—	—	—	—	174,650	—	174,650
Contributions	—	—	—	—	17,308	83,700	—	—	—	101,008	—	101,008
Distributions	—	—	—	—	(101,222)	—	—	—	—	(101,222)	—	(101,222)
Conversion of equity resulting from issuance of units	—	—	—	—	(90,823)	—	—	90,823	—	—	—	—
Unit compensation expense	—	—	—	—	—	—	574	—	96	670	—	670
Net income	—	—	—	—	87	2,968	—	3,241	—	6,296	—	6,296
Balance at December 31, 2017	—	—	—	—	—	86,668	574	94,064	96	181,402	—	181,402
Contributions	—	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit compensation expense	—	—	—	—	—	—	373	—	70	443	—	443
Net income	—	—	—	—	—	2,414	—	1,871	—	4,285	—	4,285
Balance at June 24, 2018	—	—	—	—	—	139,082	947	95,935	166	236,130	—	236,130
Contribution of Predecessor equity in exchange for OP Units	—	—	—	—	—	(139,082)	(947)	(95,935)	(166)	(236,130)	236,130	—
Initial public offering	35,272,191	353	493,458	—	—	—	—	—	—	493,811	—	493,811
Concurrent private placement of common stock	7,785,611	78	108,921	—	—	—	—	—	—	108,999	—	108,999
Concurrent private placement of OP Units	—	—	—	—	—	—	—	—	—	—	16,001	16,001
Costs related to initial public offering	—	—	(35,107)	—	—	—	—	—	—	(35,107)	—	(35,107)
Share-based compensation expense	691,290	—	1,692	—	—	—	—	—	—	1,692	—	1,692
Unit-based compensation expense	—	—	443	—	—	—	—	—	—	443	—	443
Dividends declared on common stock and OP Units	—	—	—	(18,987)	—	—	—	—	—	(18,987)	(8,270)	(27,257)
Net income	—	—	—	11,328	—	—	—	—	—	11,328	5,001	16,329
Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$—	$—	$—	$—	$—	$562,179	$248,862	$811,041

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2018	2017	Period from March 30, 2016 (Commencement of Operations) to December 31, 2016
Cash flows from operating activities:
Net income	$20,614	$6,296	$3,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and lease intangible amortization	31,352	19,516	5,428
Amortization of lease incentive	159	139	11
Amortization of above/below market leases	336	531	116
Amortization of deferred financing costs	2,798	1,884	101
Provision for impairment of real estate	4,503	2,377	1,298
Gain on dispositions of investments, net	(5,445)	(6,749)	(871)
Straight-line rent receivable	(8,812)	(4,329)	(1,244)
Equity-based compensation expense	2,440	841	—
Allowance for doubtful accounts	385	148	—
Changes in other assets and liabilities:
Prepaid expenses and other assets	(767)	(2,301)	(501)
Accrued liabilities and other payables	(1,646)	4,121	2,430
Net cash provided by operating activities	45,917	22,474	10,518
Cash flows from investing activities:
Proceeds from sales of investments, net	60,446	53,626	16,476
Principal collections on direct financing lease receivables	74	79	37
Investments in loans and direct financing receivables	(14,854)	—	(3,696)
Deposits for prospective real estate investments	(1,712)	(251)	(75)
Investment in real estate	(488,351)	(509,777)	(288,914)
Investment in construction in progress	(15,258)	(7,737)	(957)
Lease incentives paid	(519)	(275)	(2,000)
Capital expenditures	(1,689)	(48)	—
Net cash used in investing activities	(461,863)	(464,383)	(279,129)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	154,000	543,000	—
Payments of principal on notes payable to related parties	(384,000)	(313,000)	—
Proceeds from secured borrowings	—	248,100	7,495
Repayments of secured borrowings	(7,816)	(5,597)	(316)
Borrowings under revolving credit facility	34,000	—	—
Deferred financing costs	(3,065)	(5,564)	(7,713)
Capital contributions by members in Predecessor	50,000	83,700	288,604
Distributions paid to members by Predecessor	—	(101,222)	(7,537)
Proceeds from initial public offering, net	464,182	—	—
Initial public offering costs	(5,478)	—	—
Proceeds from concurrent private placement of OP Units	16,001	—	—
Proceeds from concurrent private placement of common stock	108,999	—	—
Dividends paid	(14,068)	—	—
Net cash provided by financing activities	412,755	449,417	280,533
Net increase (decrease) in cash and cash equivalents and restricted cash	(3,191)	7,508	11,922
Cash and cash equivalents and restricted cash, beginning of period	19,430	11,922	—
Cash and cash equivalents and restricted cash, end of period	$16,239	$19,430	$11,922
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,236	$7,250	$1,825
Restricted cash	12,003	12,180	10,097
Cash and cash equivalents and restricted cash, end of period	$16,239	$19,430	$11,922
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$27,901	$20,439	$633
Cash paid for income taxes	55	6	—
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$18,009	$4,618	$—
Non-cash equity contributions	—	17,308	163,089
Non-cash distributions	—	—	(273,256)
Real estate investments acquired through direct equity investment	—	(17,308)	(163,089)
Non-cash proceeds from secured borrowings	—	—	273,256
Contribution of Predecessor equity in exchange for OP Units	236,130	—	—
Underwriters discount on capital raised through initial public offering	29,629	—	—
Dividends declared on common stock	13,189	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2018

1. Organization

Essential Properties Realty Trust, Inc. (“EPRT Inc.” or the “Company”) is an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. EPRT Inc. has a diversified portfolio that focuses on properties leased to tenants in businesses such as restaurants (including quick service, casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness. EPRT Inc. acquires and leases freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

EPRT Inc. was organized on January 12, 2018 as a Maryland corporation and intends to qualify to be taxed as a real estate investment trust (“REIT”) beginning with its taxable year ended December 31, 2018. On June 25, 2018, EPRT Inc. completed its initial public offering (the “IPO”) of 32,500,000 shares of common stock, $0.01 par value per share, at an initial public offering price of $14.00 per share, pursuant to a registration statement on Form S-11 (File No. 333-225215), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). On July 24, 2018, EPRT Inc. issued an additional 2,772,191 shares of common stock at the initial public offering price of $14.00 per share pursuant to the partial exercise of an option granted to the underwriters of its IPO. Net proceeds from the IPO and the issuance of shares to underwriters, after deducting underwriting discounts and commissions and other expenses, were $458.7 million.  The common stock of EPRT Inc. is listed on the New York Stock Exchange under the ticker symbol “EPRT”.

Prior to the completion of the IPO, a number of formation transactions (the “Formation Transactions”) took place that were designed to facilitate the completion of the IPO. Among other things, on June 20, 2018, Essential Properties Realty Trust LLC (“EPRT LLC”) converted from a Delaware limited liability company into a Delaware limited partnership, changed its name to Essential Properties, L.P. (the “Operating Partnership”) and became the subsidiary through which EPRT Inc. holds substantially all of its assets and conducts its operations. Prior to the completion of the Formation Transactions, EPRT LLC was a wholly owned subsidiary of EPRT Holdings LLC (“EPRT Holdings” and, together with EPRT LLC, the “Predecessor”), and EPRT Holdings received 17,913,592 units of limited partnership interest in the Operating Partnership (“OP Units”) in connection with EPRT LLC’s conversion into a Delaware limited partnership. Essential Properties OP G.P., LLC, a wholly owned subsidiary of EPRT Inc., became the sole general partner of the Operating Partnership. The Formation Transactions were accounted for as a reorganization of entities under common control in the consolidated financial statements and the assets and liabilities of the Predecessor were recorded by EPRT Inc. at their historical carrying amounts.

Concurrent with the completion of the IPO, EPRT Inc. received an additional $125.0 million investment from Eldridge Industries, LLC (“Eldridge”) in private placements (the “Concurrent Private Placement”) of 7,785,611 shares of EPRT Inc.’s common stock and 1,142,960 OP Units. EPRT Inc. contributed the net proceeds from the issuance of the 43,057,802 shares of common stock in its IPO (inclusive of the shares issued pursuant to the partial exercise by the underwriters of their option to purchase additional shares) and the Concurrent Private Placement of common stock to Eldridge to the Operating Partnership in exchange for a like number of OP Units.

The Predecessor

EPRT LLC was formed on March 30, 2016 as a Delaware limited liability company by its initial sole member, SCF Funding LLC (the “Parent”). EPRT LLC commenced operations on March 30, 2016 and the affairs of EPRT LLC were managed by Stonebriar Finance Holdings LLC (the “Manager”). The Parent and Manager were ultimately wholly owned through a series of Delaware limited liability companies by Eldridge. EPRT LLC’s operating agreement (the “EPRT LLC Operating Agreement”) provided certain limitations on the liability of the Parent and the Manager. These limitations included 1) that neither the Parent nor the Manager shall be liable for the debts, obligations, or liabilities of EPRT LLC solely by reason of being a member or manager of EPRT LLC, 2) that neither the Parent nor the Manager shall be liable to EPRT LLC or to any member of EPRT LLC or other person or entity who may become party to the EPRT LLC Operating Agreement for any breach of the EPRT LLC Operating Agreement arising under or in connection with the EPRT LLC Operating Agreement except for any act or omission made in bad faith, and 3) EPRT LLC indemnifies the Parent, Manager and officers from and against all losses, claims, damages, liabilities, costs and expenses except those resulting primarily from bad faith of the indemnitee.

On January 31, 2017, EPRT LLC received additional capital contributions from Stonebriar Holdings LLC (“Stonebriar Holdings”) and members of EPRT LLC’s management (“EPRT Management”), and issued four classes of equity units: Class A, Class B, Class C and Class D. The Class A and Class C units have voting rights while the Class B and D units do not have voting rights. After these equity contributions, the Parent owned approximately 52.3% of EPRT LLC, Stonebriar Holdings owned approximately 45.7% and EPRT Management owned approximately 2.0%.

On December 31, 2017, EPRT LLC reorganized (the “EPRT LLC Reorganization”) and the holders of the Class A, Class B, Class C and Class D units contributed all of their interests in EPRT LLC to EPRT Holdings in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. The EPRT LLC Reorganization lacked economic substance, as the newly issued units of EPRT Holdings have the same rights and privileges as the previously issued units of EPRT LLC and there was no change in ownership percentages of the individual unitholders. As of December 31, 2017, EPRT LLC became a wholly owned subsidiary of EPRT Holdings. The EPRT LLC Reorganization was accounted for as a reorganization of entities under common control in the Predecessor’s consolidated financial statements and the assets and liabilities of EPRT LLC were recorded by EPRT Holdings at their historical carrying amounts.

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

Reclassification

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation of gain on dispositions of real estate, net on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016. The Company has presented gain on dispositions of real estate, net as a component of income from operations in order to present gains and losses on dispositions of properties in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 360-10-45-5. This change in presentation was made for the prior periods as the SEC has eliminated Rule 3-15(a) of Regulation S-X, which previously had required the Company to present gains and losses on sale of properties outside of continuing operations in the income statement.

Additionally, certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation of interest income and income taxes (benefit).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2018, the Company held a 69.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership. As of December 31, 2017, all subsidiaries of the Predecessor were wholly owned.

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

Real Estate Investments

Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

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

The Company incurs various costs in the leasing and development of its properties. Amounts paid to tenants that incentivize them to extend or otherwise amend an existing lease or to sign a new lease agreement are capitalized to lease incentive on the Company’s consolidated balance sheets. Tenant improvements are capitalized to building and improvements within the Company’s consolidated balance sheets. Costs incurred which are directly related to properties under development, which include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs and real estate taxes and insurance, are capitalized during the period of development as construction in progress. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that benefited. Determination of when a development project commences and capitalization begins, and when a development project has reached substantial completion and is available for occupancy and capitalization must cease, involves a degree of judgment. The Company does not engage in speculative real estate development. The Company does, however, opportunistically agree to reimburse certain of its tenants for development costs at its properties in exchange for contractually specified rent that generally increases proportionally with its funding.

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

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, e.g., location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.

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

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the years ended December 31, 2018  and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company recorded $24.8 million, $14.0 million and $3.0 million, respectively, of depreciation on its real estate investments.

Lease incentives are amortized on a straight-line basis as a reduction of rental income over the remaining non-cancellable terms of the respective leases. If a tenant terminates its lease, the unamortized portion of the lease incentive is charged to rental revenue.

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

The value of in-place leases, exclusive of the value of above-market and below-market lease intangibles, is amortized to depreciation and amortization expense on a straight-line basis over the remaining periods of the respective leases.

If a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values, is charged to depreciation and amortization expense, while above- and below-market lease adjustments are recorded within rental revenue in the consolidated statements of operations and comprehensive income.

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

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2018, the Company had no allowance for loan losses recorded in its consolidated financial statements. The Company had no loans receivable, and therefore had no allowance for loan losses, as of December 31, 2017.

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

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 840, Leases (“ASC 840”). Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 840, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of December 31, 2018 and December 31, 2017, the Company determined that none of its direct financing lease receivables were impaired.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations and comprehensive income because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations and comprehensive income. During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company recorded a provision for impairment of real estate of $4.5 million, $2.4 million and $1.3 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of December 31, 2018 and December 31, 2017, the Company had deposits of $4.2 million and $7.3 million, respectively, of which $4.0 million and $7.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash consists of cash held with the trustee for the Company’s Master Trust Funding Program (as defined in Note 5—Secured Borrowings). This restricted cash is used to make principal and interest payments on the Company’s secured borrowings, to pay trust expenses and to acquire future real estate investments which will be pledged as collateral under the Master Trust Funding Program. See Note 5—Secured Borrowings for further discussion.

Allowance for Doubtful Accounts

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, the accounts receivable and straight-line rent receivable balances are reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable is recorded in the consolidated statements of operations. The provision for doubtful accounts is included in property expenses in the Company’s consolidated statements of operations and comprehensive income. If the accounts receivable balance or straight-line rent receivable balance is subsequently deemed to be uncollectible, such receivable amounts are written-off to the allowance for doubtful accounts. As of December 31, 2018, the Company recorded an allowance for doubtful accounts of $0.2 million related to base rent receivable and recorded no allowance for doubtful accounts related to straight-line rent receivable. As of December 31, 2017, the Company recorded allowances for doubtful accounts related to base rent receivable and straight-line rent receivable of $0.1 million and $0.1 million, respectively.

Deferred Financing Costs

Financing costs related to establishing the Company’s Revolving Credit Facility (as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations and comprehensive income over the term of the facility and are reported as a component of prepaid expenses and other assets, net on the consolidated balance sheets.

Financing costs related to the issuance of the Company’s secured borrowings under the Master Trust Funding Program (as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations and comprehensive income over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.

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

Revenue Recognition

The Company’s rental revenue is primarily rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease or the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, the Company records a straight-line rent receivable and recognizes revenue on a straight-line basis through the expiration of the non-cancellable term of the lease. The Company takes into account whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record.

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within accrued liabilities and other payables on the Company’s consolidated balance sheets.

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company recorded contingent rent of $1.1 million, $1.1 million and $0.4 million, respectively.

Organizational Costs

Costs related to the initial organization of the Company and its subsidiaries are expensed as they are incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

Offering Costs

In connection with the IPO, the Company incurred legal, accounting and other offering-related costs. Such costs have been deducted from the gross proceeds of the IPO. As of December 31, 2018 and December 31, 2017, the Company had capitalized $35.1 million and $1.3 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of December 31, 2018 (after the completion of the IPO) and are presented within prepaid expenses and other assets as of December 31, 2017 (prior to the completion of the IPO).

Gains and Losses on Dispositions of Real Estate

Through December 31, 2017, gains and losses on dispositions of real estate investments were recorded in accordance with ASC 360-20, Property, Plant and Equipment—Real Estate Sales, and include realized proceeds from real estate disposed of in the ordinary course of business, less their related net book value and less any costs incurred in association with the disposition.

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

Income Taxes

EPRT Inc. intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our intended REIT election, the Company intends to meet the organizational and operational requirements and expects distributions to exceed net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.

From the Predecessor’s commencement of operations on March 30, 2016 through January 31, 2017, the Predecessor and its subsidiaries included in the consolidated financial statements were treated as disregarded entities for U.S. federal and state income tax purposes, and, accordingly, the Predecessor was not subject to entity-level tax. Therefore, until the Predecessor’s issuance of Class A and Class C units on January 31, 2017, the Predecessor’s net income flowed through to the Parent for federal income tax purposes. Following the issuance of Class A and Class C units, the Predecessor’s net income flowed through to Class A and Class C unitholders for federal income tax purposes. Accordingly, no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements during the year ended December 31, 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016. With regard to state income taxes, the Predecessor was a taxable entity only in certain states that tax all entities, including partnerships.

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

As of December 31, 2018 and December 31, 2017, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations and comprehensive income. During the years ended December 31, 2018 and 2017, the Company did not record any interest or penalties, and there are no interest or penalties accrued at December 31, 2018 and 2017. The 2018,  2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

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

The Company recognizes compensation expense for equity-based compensation using the straight-line method based on the terms of the individual grant.

Variable Interest Entities

The FASB provides guidance for determining whether an entity is a variable interest entity (a “VIE”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

Following the completion of the Formation Transactions, the Company concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheet as of December 31, 2018.

The Company has concluded that an entity which it has provided a $5.7 million mortgage loan receivable is a VIE because the terms of the loan agreement limit the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, the Company is not the primary beneficiary of the entity, because the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2018, the carrying amount of the Company’s loan receivable with this entity was $5.7 million, and the Company’s maximum exposure to loss in this entity is limited to the carrying amount of its investment. The Company has no liabilities associated with this investment as of December 31, 2018.

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

Net Income per Share

Net income per share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

(dollar amounts in thousands)	Period from June 25, 2018 to December 31, 2018
Numerator for basic and diluted earnings per share:
Net income	$16,329
Less: net income attributable to non-controlling interests	(5,001)
Less: net income allocated to unvested restricted common stock	(300)
Net income available for common stockholders: basic	11,028
Net income attributable to non-controlling interests	5,001
Net income available for common stockholders: diluted	$16,029

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	43,325,968
Less: weighted average number of shares of unvested restricted common stock	(691,290)
Weighted average shares outstanding used in basic net income per share	42,634,678
Effects of dilutive securities: (1)
OP Units	19,056,552
Unvested restricted common stock	74,727
Weighted average shares outstanding used in diluted net income per share	61,765,957

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, lease modifications and lease executory costs for all entities. Certain changes to the guidance pertaining to sale-leaseback transactions may impact the Company. For example, the inclusion of a purchase option in the lease associated with a sale-leaseback transaction will now result in the lessor accounting for such transaction as a financing arrangement.

ASU 2016-02 was effective for the Company on January 1, 2019 and, in accordance with the provisions of ASU 2018-11, Leases (Topic 842), Targeted Improvements, was adopted by the Company using the modified retrospective approach as of the beginning of the period of adoption. There was no impact to retained earnings at the time of adoption and, therefore, no cumulative-effect adjustment was recorded. At the time of adoption, both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company applied this package of practical expedients and, as such, at the time of adoption did not reassess the classification of existing lease contracts, whether existing or expired contracts contain a lease or whether a portion of initial direct costs for existing leases should have been expensed. The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office and office equipment leases. The Company has completed its inventory and evaluation of these leases and has calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments; the amount recognized upon adoption was less than 1% of total assets. For a portion of the Company’s ground lease arrangements, the sublessees, or the Company’s tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, will be presented on a gross basis in the consolidated statements of income. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

Substantially all of the Company’s lease contracts (under which the Company is the lessor) are “triple-net” leases, which means that its tenants are responsible for making payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties the Company leases to them. Under the previous lease accounting guidance, these payments were excluded from rental revenue. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This update requires the Company to exclude from variable lease payments, and therefore revenue and expense, costs paid by its tenants directly to third parties (a net presentation). Costs paid by the Company and reimbursed by its tenants will be included in variable lease payments (a gross presentation).

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

3. Investments

As of December 31, 2018, the Company had investments in 665 property locations, including four developments in progress and one undeveloped land parcel, and three mortgage loans receivable secured by 12 additional properties. Of these 665 property locations, 652 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 13 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease).

The Company’s gross investment portfolio totaled $1.4 billion as of December 31, 2018 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.4 billion and loans and direct financing lease receivables, net, with an aggregate carrying amount of $17.5 million. As of December 31, 2018, 347 of these investments comprising $609.2 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 5 – Secured Borrowings).

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

Acquisitions in 2018

During the year ended December 31, 2018, the Company did not complete any acquisitions that represented more than 5% of its total investment activity as of December 31, 2018. The following table presents information about the Company’s acquisition activity during the year ended December 31, 2018:

(Dollar amounts in thousands)	Total Investments
Ownership type	(1)
Number of properties acquired	204

Allocation of purchase price:
Land and improvements	$160,362
Building and improvements	316,894
Construction in progress (2)	15,258
Intangible lease assets	12,227
Assets acquired	504,741

Intangible lease liabilities	(1,132)
Liabilities assumed	(1,132)
Purchase price (including acquisition costs)	$503,609

(1)	During the year ended December 31, 2018, the Company acquired the fee interest in 203 properties and acquired one property subject to a ground lease arrangement.
(2)	Represents amounts incurred at and subsequent to acquisition and includes $0.2 million of capitalized interest expense.

Acquisitions in 2017

The Company’s acquisition of a portfolio of home furnishings stores in the state of Michigan (the “Art Van Furniture Portfolio”) represented more than 5% of its total investment activity as of December 31, 2017. The following table presents information about the Company’s acquisition activity during the year ended December 31, 2017:

(Dollar amounts in thousands)	Art Van Furniture Portfolio	Individually Insignificant Investments	Total
Acquisition date	March 2017	Various
Ownership type	Fee Interest	Fee Interest
Number of properties acquired	5	207	212

Allocation of purchase price:
Land and improvements	$7,640	$140,452	$148,092
Building and improvements	48,037	318,225	366,262
Construction in progress (1)	—	7,737	7,737
Intangible lease assets	—	12,980	12,980
Direct financing lease receivables	—	—	—
Assets acquired	55,677	479,394	535,071

Intangible lease liabilities	—	(249)	(249)
Liabilities assumed	—	(249)	(249)
Purchase price (including acquisition costs)	$55,677	$479,145	$534,822

(1)	Represents amounts incurred at and subsequent to acquisition and includes $0.2 million of capitalized interest expense.

Acquisitions in 2016

On June 16, 2016, the Company completed its initial investment through the acquisition of 262 properties from GE Capital US Holdings, Inc. (“GE Capital”) and subsequently acquired an additional 7 properties in September 2016 and 2 properties in December 2016 from GE Capital (collectively, the “GE Capital Portfolio”).

The Company’s acquisition of the GE Capital Portfolio and its acquisition of a portfolio of convenience stores in the state of New York (the “Mirabito Portfolio”) represented more than 5% of its total investment activity as of December 31, 2016. The following table presents information about the Company’s acquisition activity during the period from March 30, 2016 (commencement of operations) to December 31, 2016:

(Dollar amounts in thousands)	GE Capital Portfolio	Mirabito Portfolio	Individually Insignificant Investments	Total
Acquisition date	Various	August 2016	Various
Ownership type	(1)	Fee Interest	Fee Interest
Number of properties acquired	271	23	67	361

Allocation of purchase price:
Land and improvements	$116,272	$1,860	$34,776	$152,908
Building and improvements	132,587	31,837	95,590	260,014
Construction in progress (2)	—	—	957	957
Intangible lease assets	52,771	—	5,351	58,122
Direct financing lease receivables	2,018	1,678	—	3,696
Assets acquired	303,648	35,375	136,674	475,697

Intangible lease liabilities	(18,043)	—	(998)	(19,041)
Liabilities assumed	(18,043)	—	(998)	(19,041)
Purchase price (including acquisition costs)	$285,605	$35,375	$135,676	$456,656

(1)	The Company acquired the fee interest in 254 of the properties in the GE Capital Portfolio. The remaining 17 properties in the GE Capital Portfolio were acquired subject to ground lease arrangements.
(2)	Includes approximately $10,000 of capitalized interest.

All of the Company’s acquisitions during the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016 were accounted for as asset acquisitions because there was no substantive process acquired in any of the acquisitions and substantially all of the fair value of the individual acquisitions was concentrated in a single identifiable asset or group of similar identifiable assets.

Gross Investment Activity

During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Acquisitions of and additions to real estate investments	342 (1)	$474,001
Investments in direct financing lease receivables	8 (1)	3,696
Sales of real estate	(17)	(17,632)
Provisions for impairment of real estate (2)		(1,361)
Principal collections on direct financing lease receivables		(37)
Gross investments, December 31, 2016	344	458,667
Acquisitions of and additions to real estate investments	212	535,394
Sales of investments in real estate and direct financing lease receivables	(47)	(51,120)
Relinquishment of property at end of ground lease term	(1)	(542)
Provisions for impairment of real estate (3)		(2,466)
Principal collections on direct financing lease receivables		(79)
Other		(782)
Gross investments, December 31, 2017	508	939,072
Acquisitions of and additions to real estate investments	204	506,949
Sales of investments in real estate	(45)	(58,084)
Relinquishment of properties at end of ground lease term	(2)	(853)
Provisions for impairment of real estate (4)		(4,543)
Investments in loans receivable (5)	12(6)	14,854
Principal collections on direct financing lease receivables		(74)
Other		(2,772)
Gross investments, December 31, 2018		1,394,549
Less: Accumulated depreciation and amortization (7)		(51,855)
Net investments, December 31, 2018	677	$1,342,694

(1)

Six of the Company’s real estate acquisitions during the period from March 30, 2016 (commencement of operations) to December 31, 2016 had lease components accounted for as operating leases and as direct financing lease receivables.

(2)

During the period from period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company identified and recorded provisions for impairment at four vacant and three tenanted properties. The amount in the table above excludes $0.1 million related to intangible lease liabilities for these assets.

(3)

During the year ended December 31, 2017, the Company identified and recorded provisions for impairment at 6 vacant and 3 tenanted properties. The amount in the table above excludes $0.1 million related to intangible lease liabilities for these assets.

(4)

During the year ended December 31, 2018, the Company identified and recorded provisions for impairment at 7 vacant and 14 tenanted properties. The amount in the table above excludes approximately $40,000 related to intangible lease liabilities for these assets.

(5)	Includes $3.5 million of loan receivable made to the purchaser of one real estate property.
(6)

Excludes improvements at one property securing a $3.2 million development construction loan as the land at this location is included in acquisitions of and additions to real estate investments for 2018.

(7)	Includes $38.2 million of accumulated depreciation.

Real Estate Investments

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. Substantially all of the leases are triple-net, which means that they provide that the lessees are responsible for the payment of all property operating expenses, including maintenance, insurance, utilities, property taxes and, if applicable, ground rent expense; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect.

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2018 are as follows:

(in thousands)	Future Minimum Base Rental Receipts
2019	105,827
2020	106,082
2021	106,743
2022	108,035
2023	105,924
Thereafter	1,150,158
Total	$1,682,769

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

Loans and Direct Financing Lease Receivables

During the year ended December 31, 2018, the Company entered into four loan receivable arrangements with an aggregate carrying amount of $14.9 million as of December 31, 2018. The Company had no loan receivable activity during the year ended December 31, 2017 or the period from March 30, 2016 (commencement of operations) to December 31, 2016.

The Company’s loans receivable as of December 31, 2018 are summarized below (dollars in thousands):

Loan Type	Monthly Payment	Number of Secured Properties	Interest Rate	Maturity Date	Principal Outstanding
Mortgage (1)(2)	Interest only	2	10.00%	2021	$2,376
Mortgage (1)	Interest only	9	7.55%	2019	5,748
Mortgage (1)(2)	Interest only	1	5.25%	2019	3,500
Development construction (2)(3)	Principal + Interest	1	8.00%	2058	3,230
Net investment					$14,854

(1)	Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)	Loan allows for prepayments in whole or in part without penalty.
(3)

Loan is secured by a mortgage on the building and improvements at the development property. The Company provides periodic funding to the borrower under this arrangement as construction progresses. Monthly payments are made based on a 40-year amortization schedule with any outstanding principal balance due at maturity or earlier upon the occurrence of certain other events. The mortgaged property is subject to a ground lease arrangement with the Company, as landlord, and borrower, as tenant. If the tenant does not exercise its right to renew the ground lease at the end of the ground lease’s initial 15-year term, the balance of the mortgage loan receivable will be forgiven, and the Company will retain title to the mortgaged property.

Scheduled principal payments due to be received under the Company’s loans receivable as of December 31, 2018 are as follows:

(in thousands)	Loans Receivable
2019	$9,259
2020	13
2021	2,391
2022	16
2023	17
Thereafter	3,158
Total	$14,854

As of December 31, 2018 and 2017, the Company had $2.7 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Minimum lease payments receivable	$4,198	$4,518
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,817)	(2,063)
Net investment	$2,651	$2,725

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2018 are as follows:

(in thousands)	Future Minimum Base Rental Payments
2019	$332
2020	338
2021	340
2022	345
2023	347
Thereafter	2,496
Total	$4,198

Real Estate Investments Held for Sale

The Company continually evaluates its portfolio of real estate investments and may elect to dispose of investments considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit-level financial performance, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector, or concept/brand). Real estate investments held for sale are expected to be sold to within twelve months.

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2018 and 2017. During the period from March 30, 2016 (commencement of operations) to December 31, 2016, no real estate investments were transferred to or from held for sale classification, and no real estate investments were classified as held for sale as of December 31, 2016.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2017	—	$—	$—	$—
Transfers to held for sale classification	3	4,173	(129)	4,044
Sales	—	—	—	—
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2017	3	4,173	(129)	4,044
Transfers to held for sale classification	12	14,487	(256)	14,231
Sales	(15)	(18,660)	385	(18,275)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2018	$—	$—	$—	$—

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2018 or 2017 or the period from March 30, 2016 (commencement of operations) to December 31, 2016 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income:

	Year ended December 31,		Period from March 30, 2016 (Commencement of Operations) to December 31, 2016
State	2018	2017
Florida	*	10.2%	14.0%
Georgia	11.5%	*	13.0%
Texas	12.5%	13.1%	11.1%

*	State's rental revenue was not greater than 10% of total rental revenue for all portfolio properties during the period specified.

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$50,317	$9,498	$40,819	$44,738	$6,638	$38,100
Intangible market lease assets	16,104	4,144	11,960	17,715	2,794	14,921
Total intangible assets	$66,421	$13,642	$52,779	$62,453	$9,432	$53,021

Intangible market lease liabilities	$14,894	$3,278	$11,616	$14,824	$2,503	$12,321

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2018, by category and in total, were as follows:

Years Remaining
In-place leases	10.7
Intangible market lease assets	8.8
Total intangible assets	10.2

Intangible market lease liabilities	15.8

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,		Period from March 30, 2016 (Commencement of Operations) to December 31, 2016
(in thousands)	2018	2017
Amortization of in-place leases (1)	$6,465	$5,461	$2,420
Amortization (accretion) of market lease intangibles, net (2)	780	1,071	128
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(443)	(540)	(11)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense, net amortization of above- and below-market lease intangibles to rental revenue, and net amortization of above- and below-market ground lease intangibles into property expenses for the next five years:

(in thousands)	2019	2020	2021	2022	2023
In-place lease assets	$4,907	$4,459	$4,260	$4,130	$3,684
Adjustment to amortization expense	$4,907	$4,459	$4,260	$4,130	$3,684

Above-market lease assets	$(1,445)	$(1,291)	$(1,242)	$(1,241)	$(1,237)
Below-market lease liabilities	738	660	660	657	487
Net adjustment to rental revenue	$(707)	$(631)	$(582)	$(584)	$(750)

Below-market ground lease assets	$74	$—	$—	$—	$—
Above-market ground lease liabilities	(374)	(228)	(183)	(180)	(150)
Net adjustment to property expenses	$(300)	$(228)	$(183)	$(180)	$(150)

Subsequent to December 31, 2018, the Company acquired 23 real estate properties with an aggregate investment (including acquisition-related costs) of $37.8 million and invested $1.6 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.

Subsequent to December 31, 2018, the Company sold or transferred its investment in 3 real estate properties for an aggregate gross sales price of $4.4 million and incurred $0.2 million of disposition costs related to these transactions.

4. Revolving Credit Facility

On June 25, 2018, the Company entered into a revolving credit agreement with a group of lenders for a four-year, senior unsecured revolving credit facility (the “Revolving Credit Facility”) with aggregate total revolving credit commitments of $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were the joint lead arrangers of the Revolving Credit Facility, with Barclays Bank PLC acting as administrative agent.

The Revolving Credit Facility has a term of four years with an extension option of up to 12-months exercisable by the Company, subject to certain conditions, and bears interest at an annual rate of (i) applicable LIBOR, as defined therein, plus an applicable margin between 1.45% and 2.15%; or (ii) the prime rate plus an applicable margin of between 0.45% and 1.15%. The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At the Company’s election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P Global, Inc. (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to the Company’s corporate credit ratings by S&P and/or Moody’s. The Revolving Credit Facility is freely prepayable at any time and is mandatorily prepayable if borrowings exceed the borrowing base or the facility limit. The Company may re-borrow amounts paid down, subject to customary borrowing conditions. The Company is required to pay revolving credit fees throughout the term of the Revolving Credit Facility based upon its usage of the Revolving Credit Facility, at a rate which depends on the Company’s usage of the Revolving Credit Facility during the period before it receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, it receives such a rating. The

Revolving Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the Revolving Credit Facility by up to an additional $200.0 million.

During the year ended December 31, 2018, the Company drew down $34.0 million on the Revolving Credit Facility and used these proceeds to make additional investments in real estate. No repayments were made on the Revolving Credit Facility during the year ended December 31, 2018. As of December 31, 2018, the Company had $34.0 million outstanding under the Revolving Credit Facility and had $266.0 million of unused borrowing capacity.

Total deferred financing costs, net, of $3.0 million relating to the Revolving Credit Facility are included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2018. The Company recorded $0.5 million to interest expense during the year ended December 31, 2018 related to the amortization of these fees and direct costs of the Revolving Credit Facility.

During the year ended December 31, 2018, the Company recorded $0.4 million of interest expense, including unused facility fees, related to borrowings under the Revolving Credit Facility.

The Revolving Credit Facility requires the Company to meet certain financial covenants. The Company was in compliance with all financial covenants and was not in default of any other provisions under the Revolving Credit Facility as of December 31, 2018.

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

In December 2016, the Company issued its first series of notes under the Master Trust Funding Program, consisting of $263.5 million of Class A Notes and $17.3 million of Class B Notes (together, the “Series 2016-1 Notes”). These notes were issued to an affiliate of Eldridge through underwriting agents. Upon issuance of these notes, the combined net proceeds of $273.3 million were deposited directly with the Parent and are presented as a non-cash distribution in the accompanying financial statements. The Series 2016-1 Notes were issued by two SPEs formed to hold assets and issue the secured borrowings associated with the securitization.

In July 2017, the Company issued its second series of notes under the Master Trust Funding Program, consisting of $232.4 million of Class A Notes and $15.7 million of Class B Notes (together, the “Series 2017-1 Notes”). Of these notes, $75.1 million of the Class A Notes and all of the Class B Notes were issued to an affiliate of Eldridge through underwriting agents. The net proceeds received from the issuance of the Series 2017-1 Notes were used by the Company to repay short-term notes payable to related parties (see Note 6 – Notes Payable to Related Parties). The Series 2017-1 Notes were issued by three SPEs formed to hold assets and issue the secured borrowings associated with the securitization.

As of December 31, 2018 and 2017, the Company had $515.1 million and $522.9 million, respectively, in combined principal outstanding under the notes issued through its Master Trust Funding Program and had deferred financing costs, net, of $9.0 million and $11.3 million, respectively.

Tenant rentals received on assets transferred to SPEs under the Master Trust Funding Program are sent to the trustee and used to pay monthly principal and interest payments.

The Series 2016-1 Notes mature in November 2046, but the terms of the Class A Notes require principal to be paid monthly through November 2021, with a balloon repayment at that time, and the terms of the Class B Notes require no monthly principal payments but require the full principal balance to be paid in November 2021. If the Company does not meet these repayment schedules, the base interest rates on the notes increase by the greater of (i) 5.00% and (ii) the amount by which the sum of the following exceeds the base interest rates on the notes: (a) the yield to maturity of 10-year U.S. treasury securities in November 2021, plus (b) 5.00%, plus (c) 2.73% for the Series A Notes or 3.70% for the Class B Notes. Additionally, in this event, the full amount of any tenant rental payments received on the assets transferred to the securitization would be used to repay principal.

The Series 2016-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 24 months prior to the anticipated repayment date in November 2021 without the payment of a make whole amount. Voluntary prepayments may be made before 24 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount. Interest on the Series 2016-1 Notes accrues at a weighted average interest rate of 4.51%.

The Series 2017-1 Notes mature in June 2047, but the terms of the Class A Notes require principal to be paid monthly through June 2024, with a balloon repayment at that time, and the terms of the Class B Notes require no monthly principal payments but require the full principal balance to be paid in June 2024. The Series 2017-1 Notes contain similar interest rate escalation provisions as detailed above for the Series 2016-1 Notes if these repayment schedules are not met.

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount. Interest on the Series 2017-1 Notes accrues at a weighted average interest rate of 4.16%.

During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company recorded $22.6 million, $17.4 million and $0.8 million, respectively, of interest expense related to the Master Trust Funding Program.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings as of December 31, 2018:

(in thousands)	Scheduled Principal Payments
2019	$8,009
2020	8,419
2021	267,558
2022	4,292
2023	4,512
Thereafter	222,330
Total	$515,120

The Company was not in default of any provisions under the Master Trust Funding Program as of December 31, 2018 and 2017.

6. Notes Payable to Related Parties

Until the completion of the IPO, the Company had a secured warehouse line of credit with an affiliate of Eldridge through which it issued shore-term notes (the “Warehouse Notes”) and used the proceeds to acquired investments in real estate. The Warehouse Notes accrued interest at a rate equal to LIBOR plus a spread of between 2.14% and 2.76% and matured within one year of the date of issuance. During the year ended December 31, 2017, the Company issued 33 short-term Warehouse Notes for a combined $523.0 million and separately issued one additional short-term note for $20.0 million payable to a different affiliate of Eldridge. The $20.0 million short-term note accrued interest at a rate of 8.0%. During the year ended December 31, 2017, the Company repaid 14 of the Warehouse Notes and the $20.0 million short-term note at or prior to maturity.

During the year ended December 31, 2018, the Company issued 20 Warehouse Notes for a combined $154.0 million. On January 31, 2018, the Company made principal payments on the Warehouse Notes of $50.0 million, repaying three of the Warehouse Notes in full and one of the Warehouse notes in part, prior to maturity. On June 25, 2018, the Company used a portion of the net proceeds from the IPO and the Concurrent Private Placement to repay all 36 of the then outstanding Warehouse Notes, with an aggregate outstanding principal amount of $334.0 million, in full, prior to maturity, and had no amounts outstanding related to the Warehouse Notes as of December 31, 2018.

The following table presents the activity related to the Company’s notes payable to related parties for the years ended December 31, 2018 and 2017:

(in thousands)	Warehouse Notes	Other Short- term Note	Total
Outstanding, January 1, 2017	$—	$—	$—
Borrowings	523,000	20,000	543,000
Repayments	(293,000)	(20,000)	(313,000)
Outstanding, December 31, 2017	230,000	—	230,000
Borrowings	154,000	—	154,000
Repayments	(384,000)	—	(384,000)
Outstanding, December 31, 2018	$—	$—	$—

During the years ended December 31, 2018 and 2017, the Company incurred $4.6 million and $3.5 million of interest expense related to these notes payable to related parties. As of December 31, 2017, $0.3 million of interest expense was accrued and payable to an affiliate of Eldridge related to the Warehouse Notes.

7. Equity

Stockholders’ Equity

On June 25, 2018, EPRT Inc. completed the IPO and issued 32,500,000 shares of its common stock at an initial public offering price of $14.00 per share. Concurrently with the completion of the IPO, EPRT Inc. completed the Concurrent Private Placement and issued 7,785,611 shares of its common stock and 1,142,960 OP Units at a price per share/unit of $14.00 to an affiliate of Eldridge. The issuance and sale of the shares and OP Units in the Concurrent Private Placement were made pursuant to private placement purchase agreements and there were no underwriting discounts or commissions associated with the sales. The OP Units issued to an affiliate of Eldridge are presented as a non-controlling interest in the Company’s consolidated financial statements. See Note 8 – Non-controlling Interests for additional information.

As part of the IPO, the underwriters of the IPO were granted an option, exercisable within 30 days from June 20, 2018, to purchase up to an additional 4,875,000 shares of EPRT Inc.’s common stock at the IPO price of $14.00 per share, less underwriting discounts and commissions. On July 20, 2018, the underwriters of the IPO exercised this option in part, and on July 24, 2018, the Company issued an additional 2,772,191 shares of common stock. The net proceeds to EPRT Inc. from the IPO (including the purchase of additional shares pursuant to the underwriters’ option) and the Concurrent Private Placement, after deducting underwriting discounts and commissions and other expenses, were $583.7 million.

On June 25, 2018, EPRT Inc. issued 691,290 shares of restricted common stock to certain of its directors, executive officers and other employees under the Equity Incentive Plan. See Note 9 – Equity Based Compensation for additional information.

Dividends on Common Stock

During the period from June 25, 2018 to December 31, 2018, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
September 5, 2018	September 28, 2018	October 12, 2018	$0.224
December 10, 2018	December 31, 2018	January 14, 2019	$0.21

The Company has determined that, for federal income tax purposes, approximately 58.9% of the distributions it paid during the period from June 25, 2018 to December 31, 2018 represented taxable income and 41.1% represented a return of capital.

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

On January 31, 2017, in exchange for Class A units of EPRT LLC, Stonebriar Holdings made a direct equity contribution of $80.0 million and certain members of EPRT Management and certain members of the EPRT LLC’s board of managers made direct equity contributions of $3.7 million. Concurrently, EPRT LLC issued Class C units to the Parent in exchange for the Parent’s retention of an equity investment in EPRT LLC of $91.5 million. The Class A and Class C units were issued at $1,000 per unit and both classes contained liquidation preferences equal to the per unit value of $1,000 plus 8% per annum compounded quarterly.

Additionally, on January 31, 2017, EPRT LLC approved and issued unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and approved and issued unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. See Note 9 – Equity Based Compensation for additional information.

Pursuant to the EPRT LLC Operating Agreement, distributions to unitholders were to be made in the following order and priority:

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

Pursuant to the EPRT LLC Operating Agreement, EPRT LLC’s net income or loss was allocated to the holders of the Class A, B, C and D units in a similar manner as the distribution allocation outlined above.

On December 31, 2017, EPRT LLC completed the EPRT LLC Reorganization and the Parent, Stonebriar Holdings, EPRT Management and the holders of Class B and Class D units contributed all of their interests in EPRT LLC to EPRT Holdings, in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. As of such date, EPRT LLC became a wholly owned subsidiary of EPRT Holdings. Additionally, EPRT Holdings issued a new grant of 500 unvested Class B units to a member of EPRT Management on the same date.

On January 31, 2018, Stonebriar Holdings LLC made a $50.0 million direct equity contribution to EPRT Holdings. EPRT Holdings used these proceeds to repay $50.0 million of outstanding principal on the Warehouse Notes.

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

8. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company contributed the net proceeds from the IPO (including proceeds received pursuant to the partial exercise by the underwriters of their option to purchase additional shares) and the Concurrent Private Placement of common stock to Eldridge to the Operating Partnership and received 43,749,092 OP Units, which includes 691,290 OP Units related to the issuance of a like number of shares of common stock under the Equity Incentive Plan, a 68.7% interest in the Operating Partnership. EPRT Holdings and Eldridge, through the Formation Transactions and the Concurrent Private Placement of OP Units, respectively, directly or indirectly hold 17,913,592 and

1,142,960 OP Units, representing 28.5% and 1.8% interests in the Operating Partnership, respectively. The OP Units held by EPRT Holdings and Eldridge are presented as non-controlling interests in the Company’s consolidated financial statements.

A holder of OP Units has the right to distributions and has the right to redeem OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. During the year ended December 31, 2018, the Company declared total cash dividends of $0.434 per share of common stock. Distributions to OP Unit holders were declared and paid concurrent with the Company’s cash dividends to common stockholders.

9. Equity Based Compensation

2018 Incentive Plan

Effective immediately prior to the closing of the IPO, the Company adopted the 2018 Incentive Award Plan (the “Equity Incentive Plan”), which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, performance awards and LTIP units. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. A maximum of 3,550,000 shares may be issued under the Equity Incentive Plan, subject to certain conditions. On June 22, 2018, the Company registered 3,550,000 shares of common stock, reserved for issuance under the Equity Incentive Plan, pursuant to a registration statement on Form S-8 (File No. 333-225837), filed with the SEC under the Securities Act.

On June 25, 2018, an aggregate of 691,290 shares of unvested restricted common stock were issued to the Company’s directors, executive officers and other employees under the Equity Incentive Plan. Of these awards,15,484 shares of restricted common stock vest on the first anniversary of the date of grant and 675,806 shares of restricted stock vest ratably on the first, second and third anniversaries of the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

The following table presents information about Equity Incentive Plan activity during the year ended December 31, 2018:

Restricted Common Stock
Unvested shares outstanding, January 1, 2018	—
Granted	691,290
Vested	—
Forfeited	—
Unvested shares outstanding, December 31, 2018	691,290

The Company estimated the grant date fair value of the restricted common stock awards granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the grant date. The Company determined that the grant date fair value of the restricted common stock awards was $13.68 per share. During the year ended December 31, 2018, the Company recorded $1.7 million of compensation expense related to the restricted common stock awards as a component of general and administrative expense in its consolidated statements of operations and comprehensive income.

As of December 31, 2018, there was $7.8 million of total unrecognized compensation cost related to restricted common stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.5 years from December 31, 2018. Dividends declared on restricted common stock are charged directly to distributions in excess of cumulative earnings on the Company’s consolidated balance sheets and amounted to $0.3 million for the year ended December 31, 2018.

In January 2019, the Compensation Committee of the Company’s board of directors approved target grants of 119,085 performance-based restricted share units (“RSUs”) to the Company’s executive officers under the Equity Incentive Plan. Of these awards, 75% are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of 11 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20 trading day period ending December 31, 2021, divided by the average closing price for the 20 trading day period ended January 1, 2019. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The remaining 25% of the target performance-based RSUs vest based on the Compensation Committee’s subjective evaluation of the recipient’s achievement of certain strategic objectives.

Additionally, in January 2019, the Company issued an aggregate of 46,368 shares of unvested restricted common stock to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plan. These awards vest over periods ranging from one to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

Unit Based Compensation

On January 31, 2017, EPRT LLC approved the issuance of Class B and Class D units and issued 8,050 unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and issued 3,000 unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. The Class B and Class D units vest in five equal installments that began on March 30, 2017 and will continue on each anniversary thereof through March 30, 2021. The holders of vested Class B units can put the Class B units to the issuer beginning on March 30, 2024.

On December 31, 2017, in the EPRT LLC Reorganization, the holders of Class B and Class D units contributed all of their interests in EPRT LLC to EPRT Holdings in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. The EPRT LLC units were exchanged on a one-for-one basis for equivalent units in EPRT Holdings with the same vesting conditions, distribution rights, priority and income allocation rights, among others. Additionally, EPRT Holdings issued a new grant of 500 unvested Class B units to a member of EPRT Management on the same date. The Class B units granted on December 31, 2017 vest in five equal installments that began on May 1, 2018 and will continue on each anniversary thereof through May 1, 2022 and have similar put rights as the Class B units granted on January 31, 2017.

Following the completion of the Formation Transactions, the Class B and Class D unitholders continue to hold vested and unvested interests in EPRT Holdings and, indirectly, the OP Units held by EPRT Holdings.

The following table presents information about the unvested Class B and Class D units during the years ended December 31, 2018 and 2017:

	Class B Units	Class D Units	Total
Unvested units outstanding, January 1, 2017	—	—	—
Granted	8,550	3,000	11,550
Vested	(1,610)	(600)	(2,210)
Forfeited	—	—	—
Unvested units outstanding, December 31, 2017	6,940	2,400	9,340
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested units outstanding, December 31, 2018	5,230	1,800	7,030

The Company estimated the grant date fair value of the unvested Class B and Class D awards granted to employees on January 31, 2017 and the fair value of the Class D awards granted to non-employees as of July 1, 2018 and December 31, 2017 using a Black-Scholes valuation model. Effective July 1, 2018, the Company adopted ASU 2018-07 (see Note 2 – Summary of Significant Accounting Policies) and will not subsequently remeasure the value of the unvested Class D awards granted to non-employees after this date. The Company's assumptions for expected volatility were based on daily historical volatility data related to market trading of publicly traded companies that invest in similar types of real estate as the Company, plus an adjustment to account for differences in the Company’s leverage compared to the publicly traded companies. The risk-free interest rate assumptions were determined by using U.S. treasury rates of the same period as the expected vesting term of each award. The marketability discounts were calculated using a Finnerty Model.

The Company determined that the grant date per unit fair value of the unvested Class B and Class D units granted on January 31, 2017 was $323.65 and $152.16, respectively. As of December 31, 2017, the Company determined that the per unit fair value of the Class B units granted on that date and the Class D units granted to non-employees on January 31, 2017 was $1,280.35 and $650.99, respectively. The weighted average fair value of Class B and Class D units granted during the year ended December 31, 2017 was $379.60 and $152.16 per share, respectively. As of July 1, 2018, the Company determined that the per unit fair value of the Class D units granted to non-employees on January 31, 2017 was $79.09.

The total fair value of Class B and Class D units that vested during the year ended December 31, 2018 was $0.6 million and $0.1 million, respectively. The total fair value of Class B and Class D units that vested during the year ended December 31, 2017 was $0.5 million and $0.1 million, respectively. During the years ended December 31, 2018 and 2017, the Company recorded $0.7 million and $0.8 million, respectively, of compensation expense as a component of general and administrative expense related to the Class B and Class D units in the Company’s consolidated statements of operations and comprehensive income.

As of December 31, 2018, there was $1.9 million and $0.2 million of total unrecognized compensation cost related to the Class B and Class D units, respectively. The unrecognized compensation expense for Class B and Class D units is expected to be recognized over a weighted average period of 2.3 years from December 31, 2018.

As of December 31, 2018 and 2017, the Company had a liability of approximately $33,000 and $0.2 million, respectively, for unvested Class D units granted to non-employees, which is recorded within accrued liabilities and other payables in the Company’s consolidated balance sheets.

The per unit fair value of unvested Class B and Class D units was estimated using the following assumptions as of the respective valuation dates:

	Valuation Date
	July 1, 2018	December 31, 2017	January 31, 2017
Volatility	20%	35%	40%
Risk free rate	2.33%	1.44%	1.30%
Marketability discount	25%	10%	30%

10. Commitments and Contingencies

During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company leased office space in Princeton, New Jersey. The Company was obligated under a non-cancelable operating lease for this space through its expiration in December 2018. During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company recorded $0.2 million, $0.2 million and $0.1 million, respectively, of rent expense related to this operating lease within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

In February 2018, the Company entered into a new lease agreement for 13,453 square feet of office space in West Windsor Township, New Jersey. This lease has a seven-year term and contains provisions for two five -year renewal periods at the Company’s option. The lease commenced on November 8, 2018 and has a rent commencement date of January 1, 2019. Initial annualized base rent due under the terms of the lease are $0.5 million, with annual escalations in base rent of $0.50 per square foot. In 2018, the Company recorded $0.1 million of rent expense related to this operating lease within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

As of December 31, 2018 and 2017, the Company was a lessee under long-term, non-cancelable ground leases accounted for as operating leases at 13 and 15 real estate properties, respectively, where the Company did not acquire the fee simple interest in the land. At certain of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations and comprehensive income. During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company recorded $0.5 million, $0.7 million and $0.3 million, respectively, of ground rent expense within property expenses in the Company’s consolidated statements of operations and comprehensive income. The Company’s ground leases do not contain contingent rental arrangements and, as of December 31, 2018, four of the ground leases escalate based on fixed schedules, with the remaining nine ground leases containing no rental escalation provisions. As of December 31, 2018, the Company’s ground leases have remaining non-cancelable lease terms of between two months and 5.4 years, and five of the ground leases are renewable at the Company’s option for periods of up to 20 years.

As of December 31, 2018, the future minimum base cash rental payments due from the Company under the office and ground leases where the Company is responsible for payment and the future minimum base cash rental payments under the ground leases where the Company’s tenants are responsible for payment over the next five years and thereafter are as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2019	$893	$492	$1,385
2020	759	328	1,087
2021	680	331	1,011
2022	669	327	996
2023	656	26	682
Thereafter	1,093	—	1,093
Total	$4,750	$1,504	$6,254

As of December 31, 2018, the Company has remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $19.5 million to its tenants for development, construction and renovation costs related to properties leased from us.

One of the Company’s loans receivable contains a provision through which the borrower, at its sole option, can require the Company to purchase the nine properties securing the loan receivable for a purchase price of $8.2 million. The borrower had the ability to exercise this option at any point between January 1, 2019 and February 11, 2019. On February 6, 2019, the borrower exercised this option and the Company is obligated to purchase these properties on or before March 29, 2019.

Legal Proceedings

We are party to various lawsuits, claims and other legal proceedings. In our opinion the outcome of such matters is not currently expected to have a material adverse effect on our business, financial position, results of operations or liquidity.

Environmental Matters

In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2018, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, the Company made matching contributions of $0.1 million, $0.1 million and approximately $10,000, respectively.

Employment Agreements

The Company has employment agreements with its executive officers. These employment agreements have an initial term of four years, with automatic one-year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at

December 31, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s borrowings under the Revolving Credit Facility have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility approximate fair value.

The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of December 31, 2018, the Company’s secured borrowings had an aggregate carrying value of $515.1 million (excluding net deferred financing costs of $9.0 million) and an estimated fair value of $520.6 million. As of December 31, 2017, the Company’s secured borrowings had an aggregate carrying value of $522.9 million (excluding net deferred financing costs of $11.3 million) and an estimated fair value of $527.9 million.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Non-financial assets:
Long-lived assets	$3,238	$3,238	$—	$—	$3,238

December 31, 2017
Non-financial assets:
Long-lived assets	$5,817	$5,817	$—	$—	$5,817

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

Quantitative information about Level 3 fair value measurements as of December 31, 2018 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Quick service restaurant—Tampa, FL	$376	Sales comparison approach	Non-binding sales contract	$376
Quick service restaurant—Newark, OH	40	Discounted cash flow approach	De minimis	40
Casual Dining—Lakewood, NY	200	Sales comparison approach	Comparable sales prices	200
Convenience store—Kilgore, TX	1,272	Sales comparison approach	Non-binding sales contract	1,272
Automotive Service—Plano, TX	1,350	Sales comparison approach	Non-binding sales contract	1,350

12. Related-Party Transactions

During the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016, an affiliate of Eldridge provided certain treasury and information technology services. Additionally, during the period from March 30, 2016 (commencement of operations) to December 31, 2016 and during the first three months of 2017, the Manager provided certain administrative services to the Company. The Manager charged the Company a flat monthly fee for its services based on the estimated cost incurred in the provision of the services, and the fee was reviewed by the Company’s management and determined to be reasonable. The Company incurred $0.1 million and $0.3 million of expense for these services during the year ended December 31, 2017 and period from March 30, 2016 (commencement of operations) to December 31, 2016, respectively, which is included in general and administrative expense in the Company’s consolidated statements of operations and comprehensive income, and incurred a de minimis amount during the year ended December 31, 2018. The costs for the services provided by the affiliate of Eldridge and the Manager would likely be different if such services were provided by unrelated parties.

During the years ended December 31, 2018 and 2017, the Company issued and repaid short-term notes to an affiliate of Eldridge. The Company had no short-term notes outstanding to an affiliate of Eldridge as of December 31, 2018. See Note 6 – Notes Payable to Related Parties for additional information.

13. Quarterly Results (Unaudited)

Presented below is a summary of unaudited quarterly financial information for the years ended December 31, 2018 and 2017. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. As presented under the three months ended June 30, 2018 heading below, net income per share of common stock - basic and diluted represents amounts for the period from June 25, 2018 to June 30, 2018, following the completion of the IPO. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share (amounts in thousands, except per share amounts).

	Three months ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2018:
Total revenues	$20,167	$21,664	$25,742	$28,650
Net income	1,109	3,499	7,707	8,299
Net income per share of common stock — basic and diluted	—	0.01	0.12	0.13
Dividends declared per common share	—	—	0.22	0.21

2017:
Total revenues	$10,091	$13,312	$13,580	$17,466
Net income	583	2,047	522	3,144

14. Subsequent Events

The Company has evaluated all events and transactions that occurred after December 31, 2018 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed elsewhere in these notes to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the design and operation of our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors consists of seven directors. Of these seven directors, four are “independent” under New York Stock Exchange (“NYSE”) listing standards.

Set forth below are the names, ages and positions of our directors and executive officers as of the date of this report.

Name	Age	Position
Paul T. Bossidy	58	Chairman of the Board of Directors
Peter M. Mavoides	52	President and Chief Executive Officer, Director
Gregg A. Seibert	54	Executive Vice President and Chief Operating Officer
Hillary P. Hai	37	Chief Financial Officer and Senior Vice President
Daniel P. Donlan	37	Senior Vice President — Capital Markets
Todd J. Gilbert	37	Director
Anthony D. Minella	42	Director
Stephen D. Sautel	50	Director
Joyce DeLucca	54	Director
Scott A. Estes	48	Director

Paul T. Bossidy. Mr. Bossidy has served as the chairman of our board of directors since 2018. Mr. Bossidy is President and Chief Executive Officer of Patripabre Capital LLC, in Ridgefield, Connecticut, and provides consulting services to companies in the financial services industry. Mr. Bossidy also serves on the board of directors of Berkshire Hills Bancorp, Inc., a bank holding company that is the parent of Berkshire Bank with branches throughout New England. Mr. Bossidy previously served as President and Chief Executive Officer of Clayton Holdings LLC (“Clayton”) from 2008 to 2014, when it was acquired by Radian Group, Inc. Prior to joining Clayton, Mr. Bossidy was a Senior Operations Executive at Cerberus Capital Management LP, a real estate investment fund, from 2006 to 2008. Prior to that, Mr. Bossidy served in various executive appointments for General Electric Company from 1993 to 2006, including General Manager of Corporate Business Development, President of the Refrigerator Product Line within GE Appliances Division, President and Chief Executive Officer of GE Lighting (North America), President and Chief Executive Officer of GE Vendor Financial Services, President and Chief Executive Officer of GE Commercial Equipment Financing and President and Chief Executive Officer of GE Capital Solutions Group. From 2001 to 2006, while Chief Executive Officer of GE Commercial Equipment Financing, Mr. Bossidy was also responsible for GE Franchise Finance, a lender for the franchise finance market, which operated a large triple-net lease real estate business. He is a Certified Public Accountant and a Certified Six Sigma Black Belt. Mr. Bossidy holds a B.A. from Williams College, a Masters in Accounting from New York University and an M.B.A. with concentrations in Finance and Marketing from Columbia University Graduate School of Business.

Peter M. Mavoides. Mr. Mavoides has been our President and Chief Executive Officer since 2018, and he held similar positions at EPRT LLC, which became our operating partnership through the Formation Transactions, since March 2016. Previously, from September 2011 through February 2015, Mr. Mavoides was the President and Chief Operating Officer of Spirit Realty Capital, Inc. (“Spirit”), an NYSE-listed REIT that invests primarily in single-tenant, net leased real estate. While at Spirit, Mr. Mavoides was instrumental in transforming that company from a private enterprise, with approximately $3.2 billion of total assets and 37 employees at the time of its September 2012 initial public offering, to a public company with approximately $8.0 billion of total assets and over 70 employees at the time of his departure in February 2015. During his tenure at Spirit, Mr. Mavoides chaired the company’s investment committee and led the team that created the infrastructure that acquired over 150 separate investments with an aggregate purchase price of nearly $2.0 billion and an average investment per property of $2.6 million over a period of approximately three years. Mr. Mavoides previously worked for Sovereign, as its President and Chief Executive Officer, from May 2003 to January 2011. Sovereign is a private equity firm that focuses on investment opportunities relating to long-term, net-leased real estate. While at Sovereign, Mr. Mavoides developed and implemented a business plan pursuant to which Sovereign grew from a startup to a leading investor focused on single-tenant, net leased properties, and he implemented an investment strategy pursuant to which over $1.0 billion was invested in net lease transactions. During his tenure at Spirit and Sovereign, Mr. Mavoides was instrumental in structuring the investment of approximately $4.0 billion in net lease assets. Prior to joining Sovereign, Mr. Mavoides was employed by Eastdil Realty, a subsidiary of Wells Fargo Bank, and worked in the banking group at Citigroup, where he focused on the structuring of sale-leaseback transactions. Mr. Mavoides earned a B.S. from the United States Military Academy and an M.B.A. from the University of Michigan.

Gregg A. Seibert.  Mr. Seibert has been our Executive Vice President and Chief Operating Officer since 2018, and he held similar positions at EPRT LLC, which became our operating partnership through the Formation Transactions, since June 2016. Previously, Mr. Seibert was employed by Spirit from its inception in September 2003 through May 2016, where, at various times during his tenure, he was involved in acquisitions, underwriting, capital markets and special projects, and most recently served as Executive Vice President and Chief Investment Officer. While at Spirit, Mr. Seibert was a member of the company’s investment committee and its executive management team, and he was instrumental in establishing and implementing that company’s business strategy, including investment sourcing, tenant underwriting, asset management and capital markets activities. Prior to his employment by Spirit, Mr. Seibert worked for over nine years at Franchise Finance Corporation of America (“FFCA”), and held positions as Vice President and Senior Vice President of Underwriting and Research and Senior Vice President of Acquisitions until FFCA’s acquisition in August 2001 by GE Capital Corporation, where he served as a Senior Vice President until September 2003. From 1989 to 1994, Mr. Seibert was a Vice President in the commercial real estate lending group of Bank of America, and from 1988 to 1989, served as an investment analyst with the Travelers Insurance Company. Mr. Seibert earned a B.S. in Finance from the University of Missouri and an M.B.A. in Finance from the University of Missouri Graduate School of Business.

Hillary P. Hai.  Ms. Hai has been our Chief Financial Officer and Senior Vice President since 2018, and she held similar positions at EPRT LLC, which became our operating partnership through the Formation Transactions, since November 2017. Previously, Ms. Hai was EPRT LLC’s Senior Vice President of Finance from January 2017 to November 2017 and EPRT LLC’s Vice President of Finance from April 2016 to January 2017. Before joining EPRT LLC, Ms. Hai worked at Spirit as Vice President and Director of Investments from January 2013 to April 2016, where she underwrote and closed approximately $1 billion of transactions. In her previous roles, Ms. Hai worked at Lowe Enterprises Investors, a real estate investment management firm, as an analyst, and served in the Peace Corps. Ms. Hai received her B.A. in Economics from the University of California, Los Angeles and her M.B.A. from the University of Michigan Stephen M. Ross School of Business.

Daniel P. Donlan.  Mr. Donlan has been our Senior Vice President—Capital Markets since 2018 and he held similar positions at EPRT LLC, which became our operating partnership through the Formation Transactions, since February 2018. Before joining us, Mr. Donlan worked at Ladenburg Thalmann & Co., a financial services company, as a Managing Director and senior REIT analyst from January 2013 to January 2018. In his previous roles, Mr. Donlan worked at Janney Capital Markets as a Vice President and senior REIT analyst from June 2007 to January 2013 and at BB&T Capital Markets as an associate analyst from August 2005 to May 2007. Mr. Donlan received his B.B.A. in Finance from the University of Notre Dame.

Todd J. Gilbert. Mr. Gilbert has served as a director since 2018. Mr. Gilbert is a Principal at Eldridge, which he joined in January 2015, where he focuses on investing across the capital structure and evolutionary cycle of commercial enterprises. From August 2005 to December 2014, Mr. Gilbert was an investment professional at Guggenheim Partners and served as Managing Director, responsible for principal investing, business development and strategic transactions, as well as private equity, private debt, and special situations investment opportunities. He also served as a senior analyst in the Corporate Credit Group at Guggenheim Investments where he focused on credit and distressed investing across several industries. Prior to his employment by Guggenheim, from May 2004 to July 2005, Mr. Gilbert worked in the Mergers & Acquisitions group at KeyBanc Capital Markets. Mr. Gilbert currently serves on the board of directors of Stonebriar Finance Holdings LLC, Thirteenth Floor Entertainment Group, LLC and Lionel Holdings LLC. Mr. Gilbert received his B.B.A. in Finance and Accounting in 2004 from the University of Michigan.

Anthony D. Minella. Mr. Minella has served as a director since 2018. Mr. Minella is President and co-founder of Eldridge. From September 2013 to February 2017, Mr. Minella was Chief Investment Officer of Security Benefit Corporation. Prior to that, he was Co-Head of the Corporate Credit Group at Guggenheim Investments where he co-chaired its Investment Committee. He is actively involved across Eldridge’s investment activities. Mr. Minella received his A.B. in Economics from Bowdoin College.

Stephen D. Sautel. Mr. Sautel has served as a director since 2018. Mr. Sautel is a private investor, and he serves on the board of several private companies engaged in diverse businesses, including business services, manufacturing, distribution, institutional investment management and residential real estate. Since December 2017, Mr. Sautel has served as a director of CBAM Holdings, LLC, a private company that is an affiliate of Eldridge and is engaged in managing corporate credit. From 2014 to 2018, Mr. Sautel served as a director of Guggenheim Partners Investment Management Holdings, LLC, a diversified institutional investment management firm. From October 2001 to June 2014, Mr. Sautel was an investment professional at Guggenheim Capital, LLC, where he held the titles of Senior Managing Director and Chief Operating Officer of the Investments Business. While at Guggenheim, Mr. Sautel co-founded the firm’s credit investing business and later was responsible for supervising the firm’s investment management operations. Prior to Guggenheim, Mr. Sautel worked at J.H. Whitney & Co., First Chicago Capital Markets, and Arthur Andersen & Co. Mr. Sautel earned a B.B.A. from the University of Kentucky in 1991 and an M.B.A. from the University of Michigan in 1996. Mr. Sautel is a CFA charterholder.

Joyce DeLucca. Ms. DeLucca has served as a director since 2018. Ms. DeLucca is a Managing Director at Hayfin Capital Management, LLC. Hayfin is a private investment firm focusing on direct lending, special opportunities, high yield credit and securitized credit. Ms. DeLucca joined Hayfin in January 2018, when Hayfin acquired Kingsland Capital Management LLC. Kingsland was an investment manager specializing in collateralized loan obligations and leveraged credit that was founded by Ms. DeLucca in January 2005, and where she served as Managing Principal and Chief Investment Officer. Ms. DeLucca’s career spans 32 years in the debt capital markets, including management of high yield, leveraged loan, distressed and mezzanine assets. Prior to establishing Kingsland, Ms. DeLucca was a Managing Principal at Katonah Capital, an asset manager focusing on leveraged loans and high yield bonds, from 2000 to 2004. Previously, Ms. DeLucca was a Managing Director at Chase Manhattan Bank, where she co-founded Octagon Credit Investors, from 1995 until 1999. Ms. DeLucca was also a Portfolio Manager and Investment Advisor at Fisher Brothers from 1989 to 1995, where she focused on distressed and high yield investing. She began her career as a trader and analyst with Bernstein Macaulay’s high yield bond and mortgage-backed securities divisions, where she was employed from 1986 to 1989. Ms. DeLucca served on the Regulatory and Board Nominating Committees of the Loan Sales and Trading Association from 2006 to 2010. She received a B.S. in Finance from Ithaca College in 1986 and is a CFA charterholder.

Scott A. Estes. Mr. Estes has served as a director since 2018. Mr. Estes served as Executive Vice President—Chief Financial Officer of Welltower Inc., a NYSE-listed, S&P 500 constituent REIT focused on healthcare infrastructure, from January 2009 to October 2017. Mr. Estes served as Senior Vice President and Chief Financial Officer of Welltower from March 2006 to January 2009 and as Vice President of Finance of Welltower from April 2003 to March 2006. From January 2000 to April 2003, Mr. Estes served as a Senior Equity Research Analyst and Vice President with Deutsche Bank Securities, a financial services firm, with primary coverage of the Healthcare REIT and Healthcare Services industry sub-sectors. Previously, Mr. Estes served as a Vice President of Bank of America Securities from January 1998 through December 1999 and as an Associate Analyst and Vice President at Morgan Stanley from March 1994 through December 1997. Mr. Estes is a member of the board of trustees of JBG Smith Properties, a NYSE-listed REIT that owns, operates, invests in and develops assets concentrated in leading urban infill submarkets and around Washington, DC, where he serves as the chairman of the

Audit Committee and is a member of the Compensation Committee. Mr. Estes received his B.A. in Economics in 1993 from The College of William and Mary.

Family Relationships

There are no family relationships among any of our directors or executive officers, except for Mr. Gilbert and Mr. Minella, who are cousins.

Board of Directors

Pursuant to our charter and bylaws, the number of our directors may not be fewer than the minimum number required by Maryland law, which is one, and may not be greater than fifteen, and will generally be determined from time to time by resolution of the board of directors. Our current board of directors consists of seven persons. Our board of directors has determined that Messrs. Bossidy, Estes, Sautel and Ms. DeLucca meet the independence standards of the NYSE.

Our board of directors believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of the Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing the Company, a willingness to devote the necessary time to board of directors duties, a commitment to representing the best interests of the Company and our stockholders and a dedication to enhancing stockholder value.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company currently knows of no person, other than Eldridge, who owns 10% or more of the Company’s common stock.

Based solely on a review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during the year ended December 31, 2018, the Company’s officers, directors and greater than 10% stockholders satisfied the reporting requirements promulgated under Section 16(a) of the Exchange Act, with the exception of the following: one late Form 4 filing for each of Messrs. Bossidy and Sautel and Ms. Hai, each of which covered one transaction.

Committees of the Board of Directors

Our board of directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which meets the NYSE independence standards and other governance requirements for such a committee. Each of these committees consists of three members.

Audit Committee.  The Audit Committee is comprised of Ms. DeLucca and Messrs. Estes and Sautel. Mr. Estes serves as chair of our Audit Committee. Our board of directors has determined affirmatively that (i) Mr. Estes qualifies as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K and (ii) each member of our Audit Committee is “financially literate” as that term is defined by NYSE listing standards and meets the definition for “independence” for the purposes of serving on our Audit Committee under NYSE listing standards and Rule 10A‑3 under the Exchange Act.

Our board of directors has adopted an Audit Committee charter, which defines the Audit Committee’s principal functions, including oversight related to:

•	our accounting and financial reporting processes;
•	the integrity of our consolidated financial statements and financial reporting process;
•	our systems of disclosure controls and procedures and internal control over financial reporting;
•	our compliance with financial, legal and regulatory requirements;
•	the evaluation of the qualifications, independence and performance of our independent registered public accounting firm;
•	the performance of our internal audit functions; and
•	our overall risk exposure and management.

The Audit Committee is also responsible for engaging, evaluating, compensating, and overseeing an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans for and results of the audit engagement, approving services that may be provided by the independent registered public accounting firm, including audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee also prepares the audit committee report required by SEC regulations to be included in our annual report or proxy statement.

Compensation Committee.  The Compensation Committee is comprised of Ms. DeLucca and Messrs. Bossidy, Estes and Sautel. Ms. DeLucca serves as chair of our Compensation Committee. Our board of directors has determined affirmatively that each member of our Compensation Committee meets the definition for “independence” for the purpose of serving on our Compensation Committee under applicable rules of the NYSE and each member of our Compensation Committee meets the definition of a “non-employee trustee” for the purpose of serving on our Compensation Committee under Rule 16b-3 of the Exchange Act.

Our board of directors has adopted a Compensation Committee charter, which defines the Compensation Committee’s principal functions to include:

•	assisting the board of directors in developing and evaluating potential candidates for executive officer positions and overseeing the development of executive succession plans;
•

together with our other independent directors, annually reviewing and approving our corporate goals and objectives with respect to compensation for executive officers and, at least annually, evaluating each executive officer’s performance in light of such goals and objectives to set his or her annual compensation, including salary, bonus and equity and non-equity incentive compensation, subject to approval by the board of directors;

•	providing oversight of management’s decisions regarding the performance, evaluation and compensation of other officers; and
•

reviewing our incentive compensation arrangements to confirm that incentive pay does not encourage unnecessary risk taking and to review and discuss, at least annually, the relationship between risk management policies and practices, business strategy and our executive officers’ compensation.

The Compensation Committee shall have the authority, in its sole discretion, to retain or obtain the advice of a compensation consultant, legal counsel or other adviser as it deems appropriate. The committee may form and delegate authority to subcommittees consisting of one or more members when it deems appropriate.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is comprised of Messrs. Bossidy, Estes and Sautel. Mr. Sautel serves as chair of our Nominating and Corporate Governance Committee. Our board of directors has determined affirmatively that each member of our Nominating and Corporate Governance Committee meets the definition of independence under NYSE listing standards.

Our board of directors has adopted a Nominating and Corporate Governance Committee charter, which defines the Nominating and Corporate Governance Committee’s principal functions, to include:

•

identifying individuals qualified to become members of our board of directors and ensuring that our board of directors has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds;

•	developing, and recommending to the board of directors for its approval, qualifications for director candidates and periodically reviewing these qualifications with the board of directors;
•	reviewing the committee structure of the board of directors and recommending directors to serve as members or chairs of each committee of the board of directors;
•	reviewing and recommending committee slates annually and recommending additional committee members to fill vacancies as needed consistent with the stockholders agreement;
•

developing and recommending to the board of directors a set of corporate governance guidelines applicable to us and, at least annually, reviewing such guidelines and recommending changes to the board of directors for approval as necessary;

•	overseeing the annual self-evaluations of the board of directors and management; and
•	reviewing and approving or ratifying any transaction between us and a related party that is required to be disclosed under the rules of the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our Compensation Committee. None of the members of our Compensation Committee is, or has ever been, an officer or employee of the Company.

Corporate Governance Guidelines and Code of Conduct

The Board has adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The current versions of these corporate governance documents are available free of charge on the Company’s investor relations website at http://investors.essentialproperties.com and in print to any stockholder who requests copies by contacting the Company at 902 Carnegie Center Boulevard, Suite 520, Princeton, New Jersey 08540, Attention: Corporate Secretary.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to our directors, officers and employees. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting of violations of the code to appropriate persons identified in the code;
•	accountability for adherence to the code of business conduct and ethics;
•	the protection of the Company’s legitimate business interests, including its assets and corporate opportunities; and
•	confidentiality of information entrusted to directors, officers and employees by the Company and its customers.

Any waiver of the code of business conduct and ethics for our directors or executive officers must be approved by a majority of our independent directors, and any such waiver shall be promptly disclosed as required by law and NYSE regulations.

Additionally, our charter provides that, to the maximum extent permitted by Maryland law, each of Eldridge, its affiliates, each of their representatives, and each of our directors or officers that is an employee, affiliate or designee for nomination as a director of Eldridge or its affiliates has the right to, and has no duty not to, (x) directly or indirectly engage in the same or similar business activities or lines of business as us, including those deemed to be competing with us, or (y) directly or indirectly do business with any of our clients, customers or suppliers. In the event that Eldridge or any of its affiliates or employees, or any of their representatives or designees, acquires knowledge of a potential transaction or matter that may be a corporate opportunity for us, Eldridge, its affiliates and employees and any of their representatives or designees shall have no duty to communicate or present such corporate opportunity to us or any of our affiliates and shall not be liable to us or any of our affiliates, subsidiaries, stockholders or other equity holders for breach of any duty by reason of the fact that Eldridge or any of its affiliates or employees, or any of their representatives or designees, directly or indirectly, pursues or acquires such opportunity for themselves, directs such opportunity to another person, or does not present such opportunity to us or any of our affiliates; provided, however, that such corporate opportunity is not presented to such person in his or her capacity as a director or officer of us.

The full text of the code of business conduct is posted on our website at www.essentialproperties.com. We intend to disclose future amendments to the code or waivers of its requirements on our website.

Item 11. Executive Compensation.

Overview

This section provides a discussion of the compensation paid or awarded to our President and Chief Executive Officer and our two other most highly compensated executive officers as of December 31, 2018. We refer to these individuals as our “named executive officers.” For 2018, our named executive officers and their positions were as follows:

•	Peter M. Mavoides, President and Chief Executive Officer;
•	Gregg A. Seibert, Executive Vice President and Chief Operating Officer; and
•	Hillary P. Hai, Senior Vice President and Chief Financial Officer.

We are an “emerging growth company” under the federal securities laws and, as such, we have elected to comply with certain reduced disclosure requirements, including in the area of executive compensation.

Prior to our IPO in June 2018, our board of directors set the compensation for Messrs. Mavoides and Seibert and the board of directors of Essential Properties Realty Trust LLC set the compensation for Ms. Hai. Once we became an independent entity, our board of directors set the compensation for Ms. Hai. In connection with our IPO, the Compensation Committee was formed and, following the offering, executive officer compensation decisions were determined by the Compensation Committee.

Our executive compensation programs are intended to align executive compensation with our business objectives and to enable us to attract, retain and reward executive officers who contribute to our long-term success. The compensation paid or awarded to our executive officers is generally based on the assessment of each individual’s performance compared against the business objectives established for the fiscal year as well as the competitive landscape and our historical compensation practices. For 2018, the material elements of our executive compensation program were base salary, annual cash bonus, and restricted share awards.

Compensation of Named Executive Officers

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. On June 25, 2018, we entered into employment agreements with each of our named executive officers, which provide for initial annual base salaries for Messrs. Mavoides and Seibert and Ms. Hai of $100,000, $100,000 and $250,000, respectively. Please see the “Salary” column in the 2018 Summary Compensation Table for the base salary amounts received by each named executive officer in 2018.

Annual Cash Bonuses

We provide our senior leadership team with short-term incentive compensation through an annual cash bonus plan. Annual bonus compensation holds executives accountable, rewards the executives based on actual business results and helps create a “pay for performance” culture. Our annual cash bonus plan provides cash incentive award opportunities based on a qualitative assessment by the Compensation Committee of the Company’s performance and the named executive officer’s individual performance and leadership.

The payment of awards under the 2018 annual cash bonus plan applicable to the named executive officers was subject to the discretion of the Compensation Committee. The 2018 bonus target for each of Messrs. Mavoides and Seibert and Ms. Hai was 100% of base salary, with a maximum bonus opportunity equal to 150% of base salary for Ms. Hai. Based on a qualitative assessment of performance, Messrs. Mavoides and Seibert and Ms. Hai received bonuses with respect to 2018 performance in the amounts of $250,000, $200,000, and $337,500, respectively. Messrs. Mavoides and Seibert elected to receive half of their 2018 annual bonuses in equity rather than cash. The annual cash bonus paid to each named executive officer with respect to 2018 performance is set forth in the “Bonus” column in the 2018 Summary Compensation Table.

Restricted Share Awards

To further align the interests of our executive officers with the interests of our stockholders and to further focus our executive officers on our long-term performance, in 2018, we granted restricted shares to each our named executive officers following the consummation of the IPO. These restricted share awards vest in one-third annual increments on the first, second and third anniversaries of the date of grant, subject to the executive officer’s continued employment through the applicable vesting date. Accordingly, on June 25, 2018, Messrs. Mavoides and Seibert and Ms. Hai received restricted share grants with respect to 290,323, 225,806 and 40,323 shares, respectively.

2018 Summary Compensation Table

The following table presents compensation paid or awarded with respect to the fiscal years ended December 31, 2018 and December 31, 2017 to our named executive officers (dollar amounts in thousands):

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Peter M. Mavoides President and Chief Executive Officer (principal executive officer)	2018	$300	$250	$3,972	$—	$—	$—	$14	$4,536
	2017	$492	$750	$1,214	$—	$—	$—	$6	$2,462

Gregg A. Seibert Executive Vice President and Chief Operating Officer	2018	$250	$200	$3,089	$—	$—	$—	$—	$3,539
	2017	$400	$600	$1,052	$—	$—	$—	$—	$2,052

Hillary P. Hai Senior Vice President and Chief Financial Officer	2018	$250	$338	$552	$—	$—	$—	$14	$1,154
	2017	$203	$300	$162	$—	$—	$—	$8	$673

(1)

The amounts reported in this column for 2018 represent the bonus received by each of the named executive officers with respect to 2018 performance. Messrs. Mavoides and Seibert elected to receive half of their 2018 bonuses in equity rather than cash.

(2)

Amounts reported in this column for 2018 reflect the full grant-date fair value of restricted share awards granted during 2018 computed in accordance with ASC Topic 718. The grant date fair value was calculated based on the number of shares subject to the award multiplied by the average market price on the date of grant.

(3)	The amounts reported in this column for 2018 and 2017 for each named executive officer represent matching contributions to our 401(k) plan.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table provides information about the outstanding Essential Properties Realty Trust, Inc. equity-based awards held by each of our named executive officers as of December 31, 2018. As described further below, excluded from this table are Class B Units with respect to EPRT Holdings, LLC granted pursuant to a profits-interest program of Eldridge in which our named executive officers participated prior to our IPO (dollar amounts in thousands):

Name	Number of Shares or Units of Stock That Have Not Vested (1)(2)	Market Value of Shares or Units of Stock That Have Not Vested (3)
Peter M. Mavoides	290,323	$4,018
Gregg A. Seibert	225,806	$3,125
Hillary P. Hai	40,323	$558

(1)

Amounts reported in this column represent restricted shares granted to our named executive officers on June 25, 2018 and which vest in one-third annual increments on the first, second and third anniversaries of the date of grant, subject to the named executive officer’s continued employment through such date.

(2)

Excluded from this table are Class B Units with respect to EPRT Holdings, LLC. To further align the interests of our executive officers with those of Eldridge, our named executive officers participated in a profits-interest program under which our executive officers were granted Class B Units that vest over a five-year period beginning on March 30, 2017. These Class B Units are excluded from this table as they do not represent an equity interest with respect to the Company. For informational purposes, as of December 31, 2018, the named executive officers had Class B Units as follows:  Mr. Mavoides,3,750 Class B Units;  Mr. Seibert, 3,250 Class B Units; and Ms. Hai, 500 Class B Units.

(3)	Market value is based on our closing share price on December 31, 2018 of $13.84 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the consummation of our IPO, the 2018 Incentive Plan was adopted by our pre-IPO board of directors and approved by EPRT Holdings, LLC, which was our sole stockholder at the time. The plan authorizes the issuance of up to 3,550,000 shares of our common stock, and, in connection with the IPO, we issued 691,290 shares of restricted common stock. The following table sets forth certain information regarding such plan:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders	—	n/a	2,858,710
Equity compensation plans not approved by stockholders	—	n/a	—
Total	—	n/a	2,858,710

Employment Agreements

On June 25, 2018, we entered into employment agreements with each of our named executive officers. The employment agreement for each of Messrs. Mavoides and Seibert and Ms. Hai has an initial four-year term, with automatic one-year renewals unless notice of non-renewal is provided by either party. Each of the employment agreements include non-competition and non-solicitation provisions that generally end one year after the executive’s termination of employment.

The employment agreements for Messrs. Mavoides and Seibert and Ms. Hai provide for severance benefits upon a qualifying termination of employment. None of the employment agreements, however, provide for payments or benefits solely upon the occurrence of a change in control. Under the terms of each executive’s employment agreement, in the event the executive’s employment is terminated by us without “cause” (as defined in the agreements) or by the executive for “good reason” (as defined in the agreements), and subject to the executive’s execution and non-revocation of a general release of claims the executive would become entitled to receive: (i) any annual performance bonus awarded for the year prior to termination, to the extent unpaid; (ii) continued payments equal to 12 months of base salary; (iii) monthly reimbursement for 12 months of COBRA premiums; and (iv) for terminations of employment occurring after March 31 in a given year, a pro rata bonus for the year of termination based on actual performance, provided that the Company is on plan with respect to the budget approved by the board of directors for such year and the Compensation Committee approves the payment of such bonus. In the event of the executive’s termination of employment due to death or disability, the executive or the executive’s beneficiary, as applicable, would be entitled to receive: (i) any annual performance bonus awarded for the year prior to termination, to the extent unpaid; (ii) a pro rata bonus for the year of termination; and (iii) monthly reimbursement for 12 months of COBRA premiums. In the event of the non-renewal of the employment agreement, the executive would be entitled to receive any annual performance bonus awarded for the year prior to termination, to the extent unpaid.

Restricted Share Agreements

Under the June 2018 restricted share agreements, the restricted shares will vest in full upon the named executive officer’s termination of employment due to death, disability or a termination by us without cause, each as defined under the restricted share agreement. In addition, under our 2018 Incentive Plan, in the event of a change in control of us (as defined in the 2018 Incentive Plan), the board of directors retains discretion to determine the treatment of outstanding equity awards, which may include acceleration of the vesting of awards upon a change in control.

401(k) Plan

We maintain a qualified 401(k) savings plan for the benefit of our employees, including our named executive officers. The 401(k) plan allows participants to contribute up to 100% of his or her pre-tax cash compensation, up to the annual maximum statutory limit allowed under Internal Revenue Service guidelines. Our 401(k) plan allows for discretionary matching of employee contributions. We make matching contributions equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants. Participants are always vested in both their own contributions to the plan and in our matching contributions to the plan.

2018 Director Compensation

The following table shows the compensation earned by our non-employee directors for services during 2018. Directors employed by us or Eldridge are not entitled to receive compensation for their services as a director and, accordingly, neither Messrs. Gilbert and Minella, who are employed by Eldridge, nor Mr. Mavoides, our President and Chief Executive Officer, received separate compensation for their services as directors during 2018 (in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Paul T. Bossidy	$78	$106	$184
Stephen D. Sautel	$34	$106	$140
Joyce DeLucca	$31	$106	$137
Scott A. Estes	$36	$106	$142

(1)

All stock award amounts in this column reflect the aggregate fair value on the grant date computed in accordance with FASB ASC Topic 718. The grant date fair value was calculated based on the number of shares subject to the award multiplied by the average market price on the date of grant.  As of December 31, 2018, each of Messrs. Bossidy, Sautel and Estes and Ms. DeLucca had 7,742 unvested restricted shares outstanding.

Each of our directors, except for directors who are employed by us or Eldridge, is entitled to receive, as compensation for services as a director, an annual common stock award of $60,000 of restricted common stock. The equity awards granted to our directors are made pursuant to our 2018 Incentive Plan and one-half vest on the first anniversary of the date of grant and the other half vest ratably on each of the first three anniversaries of the date of grant, subject to the director’s continued service on our board of directors. Our Chairman is entitled to receive an additional annual cash retainer of $100,000, and directors attending in excess of seven board of directors meetings per calendar year receive an additional $1,000 per board meeting attended in excess of seven. Directors who serve on our Audit Committee, other than the chair of the committee, receive an annual cash retainer of $10,000, and directors who serve on each of our Compensation Committee and Nominating and Corporate Governance Committee, other than the chairs of such committees, receive an annual cash retainer of $5,000. The director who serves as chair of the Audit Committee receives an additional annual cash retainer of $20,000, and the directors who serve as chairs of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an additional annual cash retainer of $10,000. All members of our board of directors will be reimbursed for their reasonable costs and expenses incurred in attending our board meetings.

Compensation Risk Assessment

The Company and the Compensation Committee of the Company’s board of directors consider many factors in making compensation decisions for its named executive officers. One factor is the risk associated with our compensation programs. We have concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company for, among others, the following reasons: we engage an independent, external compensation consultant to assist with developing our executive compensation program; we use time-based restricted stock and, beginning in 2019, performance-based restricted stock units that provide our named executive officers with a significant interest in the long-term performance of our stock, are subject to forfeiture upon certain employment termination events and are capped; we base short-term cash incentive awards on metrics related to our financial and operational goals; and we generally do not base incentive awards on a single performance metric.

Compensation Committee Interlocks and Insider Participation

See Part III, Item 10 of this Annual Report on Form 10-K for the information required by this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information Table

See Part III, Item 11 of this Annual Report on Form 10-K for the information required by this Item.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock, including shares of our common stock into which OP Units are exchangeable, as of February 22, 2019, unless otherwise indicated in the footnotes to the table below, for (1) each person who is the beneficial owner of 5% or more of our outstanding common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or other rights (as set forth above) held by that person that are exercisable as of the date hereof or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Unless otherwise indicated, the address of each named person is c/o Essential Properties Realty Trust, Inc., 902 Carnegie Center Boulevard, Suite 520, Princeton, New Jersey 08540. No shares beneficially owned by any executive officer or director have been pledged as security.

Name of Beneficial Owner	Number of Shares and OP Units Beneficially Owned	Percentage of All Shares (1)
Greater than 5% Stockholders:
EPRT Holdings, LLC (2)	17,913,592	29.0%
Eldridge Industries, LLC (3)	8,928,571	19.9%
The Vanguard Group (4)	3,545,585	8.1%
Deutsche Bank AG (5)	3,385,152	7.7%
BlackRock, Inc. (6)	2,991,567	6.8%

Directors and Named Executive Officers:
Paul T. Bossidy	22,742	*
Peter M. Mavoides	332,376	*
Gregg A. Seibert	248,627	*
Hillary P. Hai	48,851	*
Todd J. Gilbert	—	*
Anthony D. Minella	—	*
Stephen D. Sautel	207,742	*
Joyce DeLucca	7,742	*
Scott A Estes	17,742	*

All executive officers and directors as a group (10 persons)	916,992	2.1%

*	Represents less than 1%
(1)

Assumes 43,795,460 shares of our common stock and, in the case of holders of OP Units, the number of OP Units they hold are outstanding as of February 22, 2019 and that such units have been exchanged for common stock on a one-for-one basis.

(2)

Consists of 17,913,592 OP Units beneficially owned by EPRT Holdings, LLC. As of December 31, 2018, certain members of management and other continuing investors own a 1.6% interest in EPRT Holdings, LLC and Eldridge Industries, LLC indirectly owns a 98.4% interest in EPRT Holdings, LLC.  EPRT Holdings, LLC is indirectly controlled by Eldridge Industries, LLC. Todd L. Boehly, the indirect controlling member of Eldridge Industries, LLC, may be deemed to have voting and dispositive power with respect to the OP Units beneficially owned by EPRT Holdings, LLC. Mr. Boehly disclaims beneficial ownership of the OP Units held by EPRT Holdings, LLC, except to the extent of his pecuniary interest therein. The address of Eldridge Industries, LLC is 600 Steamboat Road, Greenwich, CT 06830.

(3)

Consists of 7,785,611 shares of our common stock beneficially owned by Eldridge Industries, LLC and 1,142,960 OP Units beneficially owned by Eldridge Industries, LLC. Todd L. Boehly, the indirect controlling member of Eldridge Industries, LLC, may be deemed to have voting and dispositive power with respect to the shares and OP Units beneficially owned directly and indirectly by Eldridge Industries, LLC. Mr. Boehly disclaims beneficial ownership of the shares and OP Units held by Eldridge Industries, LLC, except to the extent of his pecuniary interest therein. The address of Eldridge Industries, LLC is 600 Steamboat Road, Greenwich, CT 06830.

(4)

Based upon information contained in a Schedule 13G filed on February 11, 2019, for the year ended December 31, 2018, The Vanguard Group had sole voting power over 41,387 shares, shared voting power over 4,074 shares, sole dispositive power over 3,505,904 shares and shared dispositive power over 39,681 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(5)

Based upon information contained in a Schedule 13G filed by Deutsche Bank AG and certain of its affiliates on February 14, 2019, for the year ended December 31, 2018, Deutsche Bank AG had sole voting power over 1,496,519 shares, sole dispositive power over all reported shares and no shared voting or dispositive power with respect to any of the reported shares. The address of Deutsche Bank AG is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

(6)

Based upon information contained in a Schedule 13G filed on February 8, 2019, for the year ended December 31, 2018, BlackRock, Inc. had sole voting power over 2,903,067 shares, sole dispositive power over all reported shares and no shared voting or dispositive power with respect to any of the reported shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Approval Policy

Our board of directors has adopted a written policy regarding transactions with related parties, which we refer to as our “related party policy.” Our related party policy requires that a “related person” (as defined in Item 404(a) of Regulation S-K) must promptly disclose all transactions with related parties (as described in Item 404(a) of Regulation S-K) to the person designated by the Chief Executive Officer of the Company as the compliance officer. All related party transactions must be approved or ratified by either the Nominating and Corporate Governance Committee of the board of directors or the full board of directors. As a general rule, directors interested in a related party transaction will recuse themselves from any vote on a related party transaction in which they have an interest. The Nominating and Corporate Governance Committee or board of directors will consider all relevant facts and circumstances when deliberating such transactions, including whether such transactions are in, or not inconsistent with, the best interests of the Company and its stockholders.

Summary of Related Party Transactions

The following is a summary of related party transactions since January 1, 2018. The related party transactions listed below were all approved by the Nominating and Corporate Governance Committee and/or the board of directors.

•

Concurrently with the completion of our IPO, Eldridge invested $125 million in 7,785,611 shares of common stock and in 1,142,960 units of limited partnership interest in the operating partnership, which are redeemable for cash, or, at our election, shares of our common stock on a one-for-one basis, beginning one year after the issuance of such units, through transactions exempt from the registration requirement of the Securities Act. In connection with our IPO, we repaid short-term notes, with an aggregate principal balance of approximately $288.0 million, issued to an affiliate of Eldridge. This indebtedness was incurred to acquire properties, and the notes accrued interest at an annual rate equal to LIBOR plus a spread of between 2.14% and 2.55%.

•

In connection with our IPO, we entered into a registration rights agreement with Eldridge pursuant to which we agreed to provide certain “demand” registration rights and customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities which may arise under the Securities Act.

•

We are party to indemnification agreements with our directors and reporting officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Maryland law and our charter against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC, such indemnification is against public policy and is therefore unenforceable. There is currently no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.

•

We are party to a stockholders agreement with Eldridge, under which Eldridge has the power, subject to certain terms and conditions, to designate nominees for election to our board of directors, designate a member of certain board committees and approve certain actions, each as more fully described below. For so long as the stockholders agreement remains in effect, directors elected pursuant to Eldridge’s nomination right may only be removed with Eldridge’s consent. If there is a vacancy on our board of directors because of the resignation or removal of a director elected pursuant to Eldridge’s nomination right (other than due to a decrease in the number of nominees Eldridge is entitled to designate), the stockholders agreement requires us to nominate an individual designated by Eldridge for election.

Pursuant to the stockholders agreement, Eldridge has the following nomination rights:

•

For so long as Eldridge and its Affiliates (as such term is defined in the stockholders agreement) own shares representing at least 15% or more of the voting power of our common stock, Eldridge is entitled to designate a number of nominees for election as directors equal to the lowest whole number that is at least 40% of the total number of directors;

•

When Eldridge and its Affiliates (as such term is defined in the stockholders agreement) own shares representing less than 15% but greater than or equal to 10% of the voting power of our common stock, Eldridge is entitled to designate a number of nominees for election as directors equal to the lowest whole number that is at least 25% of the total number of directors; and

•

When Eldridge and its Affiliates (as such term is defined in the stockholders agreement) own shares representing less than 10% but greater than or equal to 5% of the voting power of our common stock, Eldridge is entitled to designate a number of nominees for election as directors equal to the lowest whole number that is at least 10% of the total number of directors.

When Eldridge and its Affiliates (as such term is defined in the stockholders agreement) own shares representing at least 10% of the voting power of our common stock and a nominee designated by Eldridge is elected to our board of directors who qualifies as an independent director under NYSE standards, Eldridge has the power to designate one independent board member to be elected as a member of each of the audit committee, compensation committee and the nominating and corporate governance committee.

For so long as Eldridge owns shares representing at least 5% of the voting power of our common stock, the stockholders agreement and our charter and bylaws provide that Eldridge must first approve:

•	Any increase to the size of our board of directors;
•

Amendments to our bylaws relating to the designation of director nominees by Eldridge, Eldridge’s right to consent to any increase in the size of the board of directors or Eldridge’s right to consent to amendments to such provisions; or

•

Amendments to the provision of our charter relating to Eldridge’s right to consent to the removal of any director nominated in accordance with Eldridge’s nomination right or Eldridge’s right to consent to amendments to such provision.

Additionally, for so long as Eldridge owns shares representing at least 5% of the voting power of our common stock, the stockholders agreement and our charter require the prior approval of Eldridge in order to determine that we will no longer qualify, or attempt to qualify, as a REIT under the Code or amend our charter to remove such requirement.

Concurrently with the completion of the IPO, we granted a waiver from the ownership limit contained in our charter to Eldridge to own up to 19.0% of the outstanding shares of our common stock in the aggregate. We also agreed to provide transferees of Eldridge, subject to the satisfaction of certain conditions, any necessary waivers from our ownership limits provided that any such waivers are consistent with our compliance with the ownership requirements for qualification as a REIT under the Code. Pursuant to the stockholders agreement, we have agreed, upon Eldridge’s request, subject to the delivery by Eldridge of any additional information requested by our board of directors, to increase the percentage of our outstanding common stock that may be owned by Eldridge, unless our board of directors concludes that any such increase could jeopardize our ability to qualify for taxation as a REIT.

•	In connection with our IPO, we entered into new employment agreements with each of Messrs. Mavoides and Seibert and Ms. Hai.
•

In connection with our IPO, we adopted an Equity Incentive Plan to provide equity incentive opportunities to our officers, employees, non-employee directors, consultants, independent contractors and agents. 3,550,000 shares of our common stock were authorized for issuance under awards granted pursuant to the Equity Incentive Plan, and 691,290 restricted shares of our common stock, subject to vesting requirements, were issued to our directors, executive officers and certain of our employees in connection with our IPO, leaving 2,858,710 shares available for issuance under the Equity Incentive Plan as of December 31, 2018.

•

In connection with our IPO, the underwriters reserved up to 5.0% of the offered shares for sale to some of our directors, officers, employees and certain related parties as part of a directed share program. The directed share program does not limit the ability of such directors, officers and their family members, or holders of more than 5% of our capital stock, to purchase more than $120,000 in value of our common stock.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us by Ernst & Young LLP (“EY”) for professional services rendered in 2018 and 2017:

(in thousands)	2018	2017
Audit Fees (1)	$1,372	$943
Audit-Related Fees (2)	25	36
Tax Fees (3)	236	96
All Other Fees	—	—
Total	$1,633	$1,075

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements, as well as services related to SEC matters, including review of registration statements filed and related issuances of comfort letters, consents and other services.

(2)	Audit-related fees consist of fees for attestation services rendered by EY related to our Master Trust Funding Program.
(3)	Tax fees consist of fees for professional services rendered by EY for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The charter of the Audit Committee provides that the Audit Committee is responsible for the appointment, compensation and oversight of our independent auditor and must pre-approve all audit, audit-related and non-audit services to be provided by our independent auditor, other than certain de minimis non-audit services. In connection with our IPO, the Audit Committee adopted a policy pursuant to which it pre-approves all services to be provided by and fees to be paid to our independent auditor. Following consummation of our IPO, all services provided by EY were pre-approved by the Audit Committee. All non-audit services were reviewed by the Audit Committee, and the Audit Committee concluded that the provision of such services by EY was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee may form and delegate authority to grant pre-approvals of audit and permitted non-audit and tax services to subcommittees consisting of one or more members when it deems appropriate, provided that decisions of such subcommittee to grant pre-approvals and take any other actions shall be presented to the full Audit Committee at its next scheduled meeting.  In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

None of the services described above were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S‑X promulgated by the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) and (2) The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

Financial Statements. (see Item 8)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016

Consolidated Statements of Stockholders’/Members’ Equity for the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016

Notes to Consolidated Financial Statements

Financial Statement Schedules. (see schedules beginning on page F-1)

Schedule III – Real Estate and Accumulated Depreciation

Schedule IV - Mortgage Loans on Real Estate

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits. The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
3.1*	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018

3.2*	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019

3.3	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on May 25, 2018)

4.2

Amended and Restated Master Indenture dated as of July 11, 2017, among SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to Net-Lease Mortgage Notes (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 filed on May 25, 2018)

4.3

Amended and Restated Series 2016-1 Indenture Supplement dated as of July 11, 2017, among SCF RC Funding I LLC, SCF RC Funding II LLC and Citibank, N.A., as indenture trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-11 filed on May 25, 2018)

4.4

Series 2017-1 Indenture Supplement dated as of July 11, 2017, among SCF RC Funding I LLC, SCF RC Funding II LLC, SCF RC Funding III LLC and Citibank, N.A., as indenture trustee (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed on May 25, 2018)

10.1	Agreement of Limited Partnership of Essential Properties, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.2

Stockholders Agreement among Essential Properties Realty Trust, Inc. and the persons named therein, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.3

Registration Rights Agreement among Essential Properties Realty Trust, Inc. and the persons named therein, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.4

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Paul T. Bossidy, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.5

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Daniel P. Donlan, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.6

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Joyce DeLucca, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.7

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Scott A. Estes, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.8

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Todd J. Gilbert, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.9

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Hillary P. Hai, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.10

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.11

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Anthony D. Minella, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.12

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Stephen D. Sautel, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.13

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.14

Revolving Credit Agreement, dated as of June 25, 2018, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.15

Amended and Restated Property Management and Servicing Agreement dated as of July 11, 2017, among SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC, each a Delaware limited liability company, collectively as issuers, SCF Realty Capital LLC, a Delaware limited liability company, as property manager and special servicer, and Midland Loan Services, a division of PNC Bank, National Association, as back-up manager and Citibank, N.A., as indenture trustee (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 filed on May 25, 2018)

10.16†

Employment Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.17†

Employment Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.18†

Employment Agreement between Essential Properties Realty Trust, Inc. and Hillary P. Hai, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.19†

Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: February 27, 2019	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Peter M. Mavoides and Hillary P. Hai, and each of them singly, his or her true and lawful attorneys with full power to them, and each of them singly, to sign for each of the undersigned and in his or her name in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Essential Properties Realty Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	February 27, 2019
Peter M. Mavoides	(Principal Executive Officer)

/s/ Hillary P. Hai	Chief Financial Officer	February 27, 2019
Hillary P. Hai	(Principal Financial and Accounting Officer)

/s/ Paul T. Bossidy	Director	February 27, 2019
Paul T. Bossidy

/s/ Joyce DeLucca	Director	February 27, 2019
Joyce DeLucca

/s/ Scott A. Estes	Director	February 27, 2019
Scott A. Estes

/s/ Todd J. Gilbert	Director	February 27, 2019
Todd J. Gilbert

/s/ Anthony D. Minella	Director	February 27, 2019
Anthony D. Minella

/s/ Stephen D. Sautel	Director	February 27, 2019
Stephen D. Sautel

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2018

(Dollar amounts in thousands)

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Quick Service Restaurants	Alexander City	AL	{f}	$184	$242	$—		$—		$184	$242	$426	$24	1987	6/16/2016
Quick Service Restaurants	Zanesville	OH	{f}	397	277	—		—		397	277	674	24	1988	6/16/2016
Quick Service Restaurants	Belleville	IL	{f}	314	369	—		—		314	369	683	34	1988	6/16/2016
Quick Service Restaurants	Grand Rapids	MI	{f}	177	346	—		—		177	346	523	32	1989	6/16/2016
Quick Service Restaurants	Petaluma	CA	{f}	467	533	—		—		467	533	1,000	50	1992	6/16/2016
Quick Service Restaurants	Clarkesville	GA		178	—	—		—		178	—	178	—		6/16/2016
Quick Service Restaurants	Philadelphia	PA		485	626	—		—		485	626	1,111	60	1980	6/16/2016
Other Services	Nashville	TN		332	106	—		—		332	106	438	19	1992	6/16/2016
Quick Service Restaurants	Plano	TX	{f}	484	338	—		—		484	338	822	37	1992	6/16/2016
Quick Service Restaurants	Tampa	FL	{f}	575	—	(249)	(g)	—		326	—	326	—	1992	6/16/2016
Quick Service Restaurants	Ruskin	FL	{f}	641	—	—		—		641	—	641	—	1993	6/16/2016
Quick Service Restaurants	Brownsville	TX	{f}	561	474	—		—		561	474	1,035	47	1995	6/16/2016
Quick Service Restaurants	Waco	TX	{f}	633	382	—		—		633	382	1,015	35	1991	6/16/2016
Family Dining Restaurants	Palatine	IL	{f}	926	354	—		—		926	354	1,280	45	1990	6/16/2016
Family Dining Restaurants	La Grange	IL	{f}	446	851	—		—		446	851	1,297	69	1990	6/16/2016
Family Dining Restaurants	Jacksonville	FL	{f}	1,086	957	—		—		1,086	957	2,043	116	1997	6/16/2016
Casual Dining Restaurants	Corpus Christi	TX	{f}	1,160	—	—		—		1,160	—	1,160	—	2015	6/16/2016
Casual Dining Restaurants	Centennial	CO	{f}	1,593	3,400	—		—		1,593	3,400	4,993	238	1993	6/16/2016
Quick Service Restaurants	Redford	MI		468	567	—		—		468	567	1,035	52	1998	6/16/2016
Other Services	Landrum	SC	{f}	214	87	—		—		214	87	301	13	1992	6/16/2016
Casual Dining Restaurants	Virginia Beach	VA		90	192	—		—		90	192	282	27	1997	6/16/2016
Casual Dining Restaurants	Thomasville	GA		903	233	—		—		903	233	1,136	36	1999	6/16/2016
Casual Dining Restaurants	Grapevine	TX	{f}	1,385	977	—		—		1,385	977	2,362	93	1999	6/16/2016
Casual Dining Restaurants	Plano	TX		207	424	—		—		207	424	631	61	1998	6/16/2016
Quick Service Restaurants	Newark	OH		19	51	(5)	(g)	(16)	(g)	14	35	49	6	1979	6/16/2016
Family Dining Restaurants	Coon Rapids	MN	{f}	635	856	—		—		635	856	1,491	80	1991	6/16/2016
Family Dining Restaurants	Mankato	MN	{f}	700	585	—		—		700	585	1,285	69	1992	6/16/2016
Casual Dining Restaurants	Omaha	NE	{f}	465	1,184	—		—		465	1,184	1,649	90	1979	6/16/2016
Family Dining Restaurants	Merrillville	IN	{f}	797	322	—		—		797	322	1,119	30	1977	6/16/2016
Family Dining Restaurants	Blaine	MN	{f}	609	780	—		—		609	780	1,389	73	1978	6/16/2016
Family Dining Restaurants	Green Bay	WI	{f}	549	373	—		—		549	373	922	49	1977	6/16/2016
Family Dining Restaurants	Appleton	WI	{f}	441	590	—		—		441	590	1,031	62	1977	6/16/2016
Family Dining Restaurants	Waterloo	IA	{f}	466	391	—		—		466	391	857	47	1978	6/16/2016
Family Dining Restaurants	St. Joseph	MO	{f}	559	371	—		—		559	371	930	45	1978	6/16/2016
Family Dining Restaurants	Gladstone	MO	{f}	479	783	—		—		479	783	1,262	70	1979	6/16/2016
Quick Service Restaurants	Liberty	MO	{f}	319	—	631		1,081		950	1,081	2,031	67	2018	6/16/2016
Family Dining Restaurants	Brainerd	MN	{f}	761	547	—		—		761	547	1,308	57	1990	6/16/2016
Family Dining Restaurants	Bismarck	ND	{f}	748	491	—		—		748	491	1,239	52	1993	6/16/2016
Family Dining Restaurants	Cedar Rapids	IA	{f}	804	563	—		—		804	563	1,367	57	1994	6/16/2016
Family Dining Restaurants	Urbana	IL	{f}	729	87	—		—		729	87	816	18	1993	6/16/2016
Family Dining Restaurants	Brooklyn Park	MN	{f}	725	693	—		—		725	693	1,418	73	1997	6/16/2016
Quick Service Restaurants	Pontiac	MI	{f}	316	423	—		—		316	423	739	43	2003	6/16/2016
Quick Service Restaurants	Troy	MI		674	—	—		—		674	—	674	—		6/16/2016
Quick Service Restaurants	The Woodlands	TX	{f}	801	181	—		—		801	181	982	21	2001	6/16/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Quick Service Restaurants	Brattleboro	VT	{f}	77	360	(56)	(g)	(261)	(g)	21	99	120	97	1979	6/16/2016
Quick Service Restaurants	Westminster	MD	{f}	23	77	(17)	(g)	(62)	(g)	6	15	21	12	1999	6/16/2016
Quick Service Restaurants	Ellsworth	ME		37	51	—		—		37	51	88	9	1979	6/16/2016
Quick Service Restaurants	Clay	NY	{f}	129	413	—		—		129	413	542	47	1991	6/16/2016
Quick Service Restaurants	Buna	TX	{f}	152	138	—		—		152	138	290	15	1976	6/16/2016
Quick Service Restaurants	Carthage	TX	{f}	111	239	—		—		111	239	350	23	1975	6/16/2016
Quick Service Restaurants	Dayton	TX	{f}	195	174	—		—		195	174	369	17	1969	6/16/2016
Quick Service Restaurants	Diboll	TX	{f}	92	177	—		—		92	177	269	17	1990	6/16/2016
Quick Service Restaurants	Huntington	TX	{f}	120	180	—		—		120	180	300	22	1980	6/16/2016
Quick Service Restaurants	Huntsville	TX	{f}	120	290	—		—		120	290	410	24	1985	6/16/2016
Quick Service Restaurants	Jasper	TX	{f}	111	209	—		—		111	209	320	19	1992	6/16/2016
Quick Service Restaurants	Kountze	TX	{f}	120	290	—		—		120	290	410	24	1995	6/16/2016
Quick Service Restaurants	Rusk	TX	{f}	129	142	—		—		129	142	271	17	1989	6/16/2016
Quick Service Restaurants	Sour Lake	TX	{f}	204	114	—		—		204	114	318	15	1978	6/16/2016
Quick Service Restaurants	Vernon	CT		155	208	—		—		155	208	363	39	1983	6/16/2016
Quick Service Restaurants	Battle Creek	MI	{f}	114	690	—		—		114	690	804	54	1969	6/16/2016
Quick Service Restaurants	Mount Clemens	MI	{f}	446	394	—		—		446	394	840	53	1989	6/16/2016
Quick Service Restaurants	Clio	MI	{f}	350	889	—		—		350	889	1,239	75	1991	6/16/2016
Quick Service Restaurants	Charlotte	MI	{f}	190	722	—		—		190	722	912	56	1991	6/16/2016
Quick Service Restaurants	Saint Johns	MI	{f}	218	403	—		—		218	403	621	43	1991	6/16/2016
Automotive Services	Burnsville	MN		734	309	180		—		914	309	1,223	36	1973	6/16/2016
Family Dining Restaurants	Albert Lea	MN	{f}	337	463	—		—		337	463	800	52	1975	6/16/2016
Family Dining Restaurants	Crystal	MN	{f}	821	178	—		—		821	178	999	31	1975	6/16/2016
Casual Dining Restaurants	West Monroe	LA	{f}	343	94	—		—		343	94	437	14	1988	6/16/2016
Quick Service Restaurants	Greenfield	WI	{f}	556	789	—		—		556	789	1,345	70	1983	6/16/2016
Casual Dining Restaurants	Desoto	TX	{f}	728	156	—		—		728	156	884	21	1985	6/16/2016
Quick Service Restaurants	West Berlin	NJ		250	399	—		—		250	399	649	41	1992	6/16/2016
Convenience Stores	Rowlett	TX	{f}	808	447	—		—		808	447	1,255	82	1998	6/16/2016
Quick Service Restaurants	Redford	MI		479	—	—		—		479	—	479	—		6/16/2016
Quick Service Restaurants	Bridgeport	MI		309	619	—		—		309	619	928	63	1989	6/16/2016
Quick Service Restaurants	College Station	TX	{f}	383	569	—		—		383	569	952	45	1984	6/16/2016
Quick Service Restaurants	Birmingham	AL	{f}	261	780	—		—		261	780	1,041	62	2000	6/16/2016
Quick Service Restaurants	Oneonta	AL	{f}	220	485	—		—		220	485	705	40	1993	6/16/2016
Quick Service Restaurants	Union City	GA	{f}	416	746	—		—		416	746	1,162	61	1976	6/16/2016
Quick Service Restaurants	Marietta	GA	{f}	214	618	—		—		214	618	832	48	1979	6/16/2016
Quick Service Restaurants	Vicksburg	MS	{f}	203	627	—		—		203	627	830	49	1979	6/16/2016
Quick Service Restaurants	Riverdale	GA	{f}	309	584	—		—		309	584	893	48	1978	6/16/2016
Quick Service Restaurants	Snellville	GA	{f}	242	484	—		—		242	484	726	42	1981	6/16/2016
Quick Service Restaurants	Trussville	AL	{f}	243	480	—		—		243	480	723	40	1996	6/16/2016
Quick Service Restaurants	Forest Park	GA	{f}	233	341	—		—		233	341	574	28	1988	6/16/2016
Quick Service Restaurants	Decatur	GA	{f}	239	714	—		—		239	714	953	56	1982	6/16/2016
Quick Service Restaurants	Monroe	GA	{f}	302	733	—		—		302	733	1,035	59	1985	6/16/2016
Quick Service Restaurants	Decatur	GA	{f}	292	463	—		—		292	463	755	35	1983	6/16/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Quick Service Restaurants	Columbia	SC	{f}	241	461	—	—	241	461	702	42	1981	6/16/2016
Quick Service Restaurants	Decatur	GA	{f}	302	721	—	—	302	721	1,023	58	1986	6/16/2016
Quick Service Restaurants	Conyers	GA	{f}	330	767	—	—	330	767	1,097	62	1982	6/16/2016
Quick Service Restaurants	Stockbridge	GA	{f}	396	771	—	—	396	771	1,167	59	1975	6/16/2016
Quick Service Restaurants	Lawrenceville	GA	{f}	306	550	—	—	306	550	856	49	1988	6/16/2016
Quick Service Restaurants	Lithonia	GA	{f}	290	606	—	—	290	606	896	48	1979	6/16/2016
Quick Service Restaurants	Tucker	GA	{f}	339	586	—	—	339	586	925	48	1976	6/16/2016
Quick Service Restaurants	Covington	GA	{f}	379	722	—	—	379	722	1,101	60	1979	6/16/2016
Quick Service Restaurants	Columbus	GA	{f}	174	442	—	—	174	442	616	36	1987	6/16/2016
Quick Service Restaurants	Owensboro	KY	{f}	263	155	—	—	263	155	418	16	1986	6/16/2016
Quick Service Restaurants	Tupelo	MS	{f}	731	329	—	—	731	329	1,060	33	2000	6/16/2016
Quick Service Restaurants	New Albany	MS	{f}	295	346	—	—	295	346	641	30	1993	6/16/2016
Quick Service Restaurants	Parkersburg	WV	{f}	185	570	—	—	185	570	755	47	1976	6/16/2016
Quick Service Restaurants	Ashland	KY	{f}	279	858	—	—	279	858	1,137	71	1979	6/16/2016
Quick Service Restaurants	Huntington	WV	{f}	223	539	—	—	223	539	762	45	1979	6/16/2016
Quick Service Restaurants	North Little Rock	AR	{f}	190	450	—	—	190	450	640	41	1978	6/16/2016
Quick Service Restaurants	Jackson	MS	{f}	400	348	—	—	400	348	748	31	1981	6/16/2016
Quick Service Restaurants	Madison	TN	{f}	281	458	—	—	281	458	739	37	1988	6/16/2016
Quick Service Restaurants	Little Rock	AR	{f}	169	48	—	—	169	48	217	11	1979	6/16/2016
Quick Service Restaurants	Hurricane	WV	{f}	238	485	—	—	238	485	723	40	1981	6/16/2016
Quick Service Restaurants	Parkersburg	WV	{f}	261	513	—	—	261	513	774	45	1982	6/16/2016
Quick Service Restaurants	Chattanooga	TN	{f}	407	465	—	—	407	465	872	40	1983	6/16/2016
Quick Service Restaurants	Knoxville	TN	{f}	352	347	—	—	352	347	699	30	1981	6/16/2016
Quick Service Restaurants	Jacksonville	NC	{f}	284	152	—	—	284	152	436	17	1986	6/16/2016
Quick Service Restaurants	Knoxville	TN	{f}	394	271	—	—	394	271	665	25	1982	6/16/2016
Quick Service Restaurants	Forestdale	AL	{f}	241	613	—	—	241	613	854	50	1975	6/16/2016
Quick Service Restaurants	Louisville	KY	{f}	319	238	—	—	319	238	557	25	1988	6/16/2016
Quick Service Restaurants	Festus	MO	{f}	195	802	—	—	195	802	997	63	1979	6/16/2016
Quick Service Restaurants	Jacksonville	FL	{f}	330	542	—	—	330	542	872	47	1976	6/16/2016
Quick Service Restaurants	Jacksonville	FL	{f}	220	701	—	—	220	701	921	60	1979	6/16/2016
Quick Service Restaurants	Winter Garden	FL	{f}	326	383	—	—	326	383	709	35	1987	6/16/2016
Quick Service Restaurants	Sanford	FL	{f}	350	375	—	—	350	375	725	38	1986	6/16/2016
Quick Service Restaurants	Lebanon	TN	{f}	311	736	—	—	311	736	1,047	70	1974	6/16/2016
Quick Service Restaurants	Prattville	AL	{f}	551	524	—	—	551	524	1,075	46	1978	6/16/2016
Quick Service Restaurants	Calhoun	GA	{f}	346	673	—	—	346	673	1,019	57	1979	6/16/2016
Quick Service Restaurants	Springfield	MO	{f}	211	81	—	—	211	81	292	10	1990	6/16/2016
Quick Service Restaurants	Mableton	GA	{f}	152	366	—	—	152	366	518	32	1977	6/16/2016
Quick Service Restaurants	Brunswick	GA	{f}	532	137	—	—	532	137	669	16	1995	6/16/2016
Quick Service Restaurants	Summerville	SC	{f}	215	720	—	—	215	720	935	61	1978	6/16/2016
Quick Service Restaurants	Thomaston	GA	{f}	193	364	—	—	193	364	557	34	1987	6/16/2016
Quick Service Restaurants	Smyrna	GA	{f}	392	311	—	—	392	311	703	29	1981	6/16/2016
Quick Service Restaurants	Smyrna	TN	{f}	221	556	—	—	221	556	777	46	1982	6/16/2016
Quick Service Restaurants	Tullahoma	TN	{f}	226	701	—	—	226	701	927	61	1975	6/16/2016
Quick Service Restaurants	Shelbyville	TN	{f}	323	456	—	—	323	456	779	40	1976	6/16/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Quick Service Restaurants	Dallas	GA	{f}	260	832	—		—		260	832	1,092	73	1985	6/16/2016
Quick Service Restaurants	North Charleston	SC	{f}	121	459	—		—		121	459	580	38	1990	6/16/2016
Quick Service Restaurants	LaGrange	GA	{f}	207	562	—		—		207	562	769	48	1985	6/16/2016
Quick Service Restaurants	Cullman	AL	{f}	260	723	—		—		260	723	983	63	1999	6/16/2016
Quick Service Restaurants	Batesville	MS	{f}	125	551	—		—		125	551	676	46	1992	6/16/2016
Quick Service Restaurants	Phenix City	AL	{f}	273	665	—		—		273	665	938	61	1979	6/16/2016
Quick Service Restaurants	Montgomery	AL	{f}	333	349	—		—		333	349	682	33	1986	6/16/2016
Quick Service Restaurants	Starke	FL	{f}	240	468	—		—		240	468	708	43	1980	6/16/2016
Quick Service Restaurants	Madisonville	KY	{f}	302	426	—		—		302	426	728	38	1976	6/16/2016
Quick Service Restaurants	Marietta	OH	{f}	175	506	—		—		175	506	681	41	1979	6/16/2016
Quick Service Restaurants	Hueytown	AL	{f}	133	711	—		—		133	711	844	59	1979	6/16/2016
Quick Service Restaurants	Gallipolis	OH	{f}	247	722	—		—		247	722	969	63	1979	6/16/2016
Quick Service Restaurants	Valdosta	GA	{f}	236	545	—		—		236	545	781	45	1980	6/16/2016
Quick Service Restaurants	Douglas	GA	{f}	243	557	—		—		243	557	800	46	1979	6/16/2016
Quick Service Restaurants	Fayetteville	GA	{f}	300	506	—		—		300	506	806	43	1984	6/16/2016
Quick Service Restaurants	Troy	AL	{f}	183	520	—		—		183	520	703	44	1985	6/16/2016
Quick Service Restaurants	Wetumpka	AL	{f}	273	416	—		—		273	416	689	37	1986	6/16/2016
Quick Service Restaurants	St. Albans	WV	{f}	154	491	—		—		154	491	645	40	1975	6/16/2016
Quick Service Restaurants	Huntington	WV	{f}	233	540	—		—		233	540	773	45	1992	6/16/2016
Casual Dining Restaurants	Lakewood	NY		134	150	(33)	(g)	(37)	(g)	101	113	214	14	1999	6/16/2016
Quick Service Restaurants	Newburgh	NY	{f}	913	738	—		—		913	738	1,651	86	1975	6/16/2016
Quick Service Restaurants	Erie	PA	{f}	444	562	—		—		444	562	1,006	63	1977	6/16/2016
Quick Service Restaurants	Dickson	TN	{f}	292	79	—		29		292	108	400	11	1977	6/16/2016
Quick Service Restaurants	South Daytona	FL	{f}	416	668	—		—		416	668	1,084	61	1984	6/16/2016
Quick Service Restaurants	Milford	NH	{f}	409	355	—		—		409	355	764	38	1993	6/16/2016
Quick Service Restaurants	Portland	OR	{f}	252	131	—		—		252	131	383	16	2015	6/16/2016
Quick Service Restaurants	Superior	CO	{f}	370	434	—		—		370	434	804	40	2002	6/16/2016
Casual Dining Restaurants	Fond du Lac	WI	{f}	521	1,197	—		—		521	1,197	1,718	76	1996	6/16/2016
Automotive Services	Panama City	FL	{f}	229	46	—		—		229	46	275	9	1977	6/16/2016
Casual Dining Restaurants	Alexandria	LA	{f}	837	889	—		—		837	889	1,726	105	1994	6/16/2016
Medical / Dental	Hurst	TX	{f}	1,462	1,493	—		300		1,462	1,793	3,255	150	1997	6/16/2016
Quick Service Restaurants	Jacksonville	FL	{f}	872	354	—		—		872	354	1,226	32	2006	6/16/2016
Casual Dining Restaurants	Fleming Island	FL	{f}	586	355	—		—		586	355	941	30	2006	6/16/2016
Casual Dining Restaurants	Port Saint Lucie	FL	{f}	930	1,510	—		—		930	1,510	2,440	135	1988	6/16/2016
Casual Dining Restaurants	Fort Pierce	FL	{f}	810	1,653	—		—		810	1,653	2,463	137	1994	6/16/2016
Casual Dining Restaurants	Waycross	GA	{f}	861	1,700	—		—		861	1,700	2,561	140	1994	6/16/2016
Casual Dining Restaurants	Kingsland	GA	{f}	602	1,256	—		—		602	1,256	1,858	110	1995	6/16/2016
Casual Dining Restaurants	Jacksonville	FL	{f}	821	1,215	—		—		821	1,215	2,036	118	1995	6/16/2016
Casual Dining Restaurants	North Fort Myers	FL	{f}	1,060	1,817	—		—		1,060	1,817	2,877	145	1994	6/16/2016
Casual Dining Restaurants	Port Charlotte	FL	{f}	1,021	850	(95)	(g)	(79)	(g)	926	771	1,697	77	1995	6/16/2016
Casual Dining Restaurants	Cape Coral	FL	{f}	741	1,692	—		—		741	1,692	2,433	139	1996	6/16/2016
Casual Dining Restaurants	Panama City Beach	FL	{f}	750	959	—		—		750	959	1,709	87	1999	6/16/2016
Casual Dining Restaurants	Dothan	AL	{f}	577	1,144	—		—		577	1,144	1,721	97	1993	6/16/2016
Casual Dining Restaurants	Albany	GA	{f}	731	1,249	—		—		731	1,249	1,980	102	1991	6/16/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Casual Dining Restaurants	Panama City	FL	{f}	539	1,389	—		—		539	1,389	1,928	106	1991	6/16/2016
Casual Dining Restaurants	Valdosta	GA	{f}	626	957	—		—		626	957	1,583	87	1994	6/16/2016
Casual Dining Restaurants	Gainesville	FL	{f}	193	1,930	—		—		193	1,930	2,123	133	1994	6/16/2016
Casual Dining Restaurants	Panama City	FL	{f}	673	1,044	50		—		723	1,044	1,767	115	1999	6/16/2016
Casual Dining Restaurants	Thomasville	GA	{f}	943	580	—		—		943	580	1,523	68	2002	6/16/2016
Family Dining Restaurants	Leesburg	FL	{f}	808	720	—		—		808	720	1,528	93	2007	6/16/2016
N/A	San Antonio	TX		105	—	—		—		105	—	105	—		6/16/2016
Quick Service Restaurants	Augusta	GA	{f}	272	26	—		(26)		272	—	272	15		6/16/2016
Quick Service Restaurants	Warner Robins	GA	{f}	130	174	—		—		130	174	304	20	1975	6/16/2016
Quick Service Restaurants	Beloit	WI	{f}	144	1,134	—		—		144	1,134	1,278	82	1999	6/16/2016
Family Dining Restaurants	Salem	NH		131	232	—		—		131	232	363	33	1998	9/16/2016
Quick Service Restaurants	Mansfield	OH		91	112	(42)	(g)	(52)	(g)	49	60	109	12	1988	9/16/2016
Other Services	Anniston	AL	{f}	312	176	—		—		312	176	488	23	1992	9/16/2016
Quick Service Restaurants	Saint Louis	MO	{f}	756	317	—		—		756	317	1,073	36	1972	9/16/2016
Convenience Stores	Binghamton	NY	{f}	273	1,008	—		—		273	1,008	1,281	93	1970	8/22/2016
Convenience Stores	Windsor	NY	{f}	272	1,101	—		—		272	1,101	1,373	102	1980	8/22/2016
Convenience Stores	Greene	NY	{f}	557	1,974	—		—		557	1,974	2,531	183	1989	8/22/2016
Convenience Stores	Afton	NY	{f}	348	1,303	—		—		348	1,303	1,651	121	1994	8/22/2016
Convenience Stores	Lansing	NY	{f}	861	3,034	—		—		861	3,034	3,895	281	2010	8/22/2016
Convenience Stores	Freeville	NY	{f}	524	1,457	—		—		524	1,457	1,981	135	1994	8/22/2016
Convenience Stores	Marathon	NY	{f}	520	2,127	—		—		520	2,127	2,647	197	1995	8/22/2016
Convenience Stores	New Hartford	NY	{f}	301	863	—		—		301	863	1,164	80	1995	8/22/2016
Convenience Stores	Chadwicks	NY	{f}	213	784	—		—		213	784	997	73	1987	8/22/2016
Convenience Stores	Liberty	NY	{f}	219	811	—		—		219	811	1,030	75	2004	8/22/2016
Convenience Stores	Earlville	NY	{f}	258	985	—		—		258	985	1,243	91	1997	8/22/2016
Convenience Stores	Vestal	NY	{f}	324	1,285	—		—		324	1,285	1,609	119	1996	8/22/2016
Convenience Stores	Delhi	NY	{f}	275	1,066	—		—		275	1,066	1,341	99	1992	8/22/2016
Convenience Stores	Franklin	NY	{f}	423	774	—		—		423	774	1,197	72	1998	8/22/2016
Convenience Stores	Endicott	NY	{f}	188	576	—		—		188	576	764	53	1995	8/22/2016
Convenience Stores	Davenport	NY	{f}	324	1,194	—		—		324	1,194	1,518	111	1993	8/22/2016
Automotive Services	Spring	TX	{f}	805	1,577	—		—		805	1,577	2,382	128	2013	8/4/2016
Home Furnishings	Frisco	TX	{f}	2,224	4,779	—		—		2,224	4,779	7,003	306	2006	8/19/2016
Home Furnishings	Fort Worth	TX	{f}	1,348	7,847	—		—		1,348	7,847	9,195	502	2007	8/19/2016
Early Childhood Education	Cumming	GA	{f}	876	2,357	—		—		876	2,357	3,233	167	2001	9/30/2016
Early Childhood Education	Suwanee	GA	{f}	922	2,108	—		—		922	2,108	3,030	149	2009	9/30/2016
Medical / Dental	Fort Worth	TX		1,617	—	197		4,421		1,814	4,421	6,235	124	2017	10/12/2016
Car Washes	Acworth	GA	{f}	1,346	2,615	—		—		1,346	2,615	3,961	176	2006	10/17/2016
Car Washes	Douglasville	GA	{f}	1,974	2,882	—		—		1,974	2,882	4,856	194	2006	10/17/2016
Car Washes	Hiram	GA	{f}	1,376	2,947	—		—		1,376	2,947	4,323	199	2004	10/17/2016
Car Washes	Marietta	GA	{f}	1,302	2,136	—		—		1,302	2,136	3,438	144	2002	10/17/2016
Medical / Dental	Port Charlotte	FL	{f}	1,820	2,072	—		—		1,820	2,072	3,892	155	2000	10/20/2016
Automotive Services	Lackawanna	NY	{f}	231	232	—		—		231	232	463	17	1987	10/28/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Automotive Services	Cheektowaga	NY	{f}	367	509	—	—	367	509	876	37	1978	10/28/2016
Automotive Services	Amherst	NY	{f}	410	606	—	—	410	606	1,016	44	1998	10/28/2016
Automotive Services	Niagara Falls	NY	{f}	615	1,025	—	—	615	1,025	1,640	75	1985	10/28/2016
Automotive Services	Williamsville	NY	{f}	419	1,302	—	—	419	1,302	1,721	95	1988	10/28/2016
Automotive Services	Dunkirk	NY	{f}	255	187	—	—	255	187	442	14	1980	10/28/2016
Car Washes	Tucson	AZ	{f}	1,048	2,190	—	—	1,048	2,190	3,238	142	2010	11/9/2016
Quick Service Restaurants	Burlington	IA	{f}	444	1,171	—	—	444	1,171	1,615	89	1976	11/15/2016
Quick Service Restaurants	Cedar Rapids	IA	{f}	436	1,179	—	—	436	1,179	1,615	89	1991	11/15/2016
Quick Service Restaurants	Muscatine	IA	{f}	264	854	—	—	264	854	1,118	65	1993	11/15/2016
Quick Service Restaurants	Fort Madison	IA	{f}	304	1,284	—	—	304	1,284	1,588	97	1987	11/15/2016
Quick Service Restaurants	Waterloo	IA	{f}	344	846	—	—	344	846	1,190	64	1982	11/15/2016
Quick Service Restaurants	Mason City	IA	{f}	309	908	—	—	309	908	1,217	69	1989	11/15/2016
Quick Service Restaurants	Cedar Falls	IA	{f}	375	771	—	—	375	771	1,146	58	2004	11/15/2016
Quick Service Restaurants	Nebraska City	NE	{f}	363	748	—	—	363	748	1,111	57	2014	11/15/2016
Quick Service Restaurants	Plattsmouth	NE	{f}	304	1,302	—	—	304	1,302	1,606	99	1999	11/15/2016
Quick Service Restaurants	Red Oak	IA	{f}	254	1,010	—	—	254	1,010	1,264	77	2000	11/15/2016
Movie Theatres	Florence	AL	{f}	1,519	6,294	61	—	1,580	6,294	7,874	418	2015	12/19/2016
Casual Dining Restaurants	Jasper	AL	{f}	468	2,144	—	—	468	2,144	2,612	127	2005	12/29/2016
Casual Dining Restaurants	Birmingham	AL	{f}	808	1,233	—	—	808	1,233	2,041	83	1976	12/29/2016
Casual Dining Restaurants	Gardendale	AL	{f}	589	1,984	—	—	589	1,984	2,573	125	2005	12/29/2016
Medical / Dental	Stevenson	AL	{f}	191	466	—	—	191	466	657	34	1990	12/30/2016
Medical / Dental	Tucson	AZ	{f}	323	780	—	—	323	780	1,103	43	1967	12/30/2016
Medical / Dental	Miami	FL	{f}	485	982	—	—	485	982	1,467	52	1981	12/30/2016
Medical / Dental	Sarasota	FL	{f}	323	557	—	—	323	557	880	35	1973	12/30/2016
Medical / Dental	Sarasota	FL	{f}	485	446	—	—	485	446	931	32	2001	12/30/2016
Medical / Dental	Dalton	GA	{f}	323	406	—	—	323	406	729	36	1960	12/30/2016
Medical / Dental	Alton	IL	{f}	252	568	—	—	252	568	820	43	2001	12/30/2016
Medical / Dental	Quincy	IL	{f}	272	608	—	—	272	608	880	45	2001	12/30/2016
Medical / Dental	Clarksville	IN	{f}	657	1,033	—	—	657	1,033	1,690	72	1994	12/30/2016
Medical / Dental	Terre Haute	IN	{f}	292	325	—	—	292	325	617	27	1998	12/30/2016
Medical / Dental	Brewster	MA	{f}	60	578	—	—	60	578	638	30	1986	12/30/2016
Medical / Dental	Kansas City	MO	{f}	333	568	—	—	333	568	901	42	1979	12/30/2016
Medical / Dental	Laurel	MS	{f}	100	1,033	—	—	100	1,033	1,133	57	1970	12/30/2016
Medical / Dental	Picayune	MS	{f}	70	517	—	—	70	517	587	30	1977	12/30/2016
Medical / Dental	Rochester	NH	{f}	181	426	—	—	181	426	607	28	1958	12/30/2016
Medical / Dental	Canandaigua	NY	{f}	70	527	—	—	70	527	597	29	2009	12/30/2016
Medical / Dental	Anderson	SC	{f}	211	487	—	—	211	487	698	28	1948	12/30/2016
Medical / Dental	Camden	SC	{f}	211	537	—	—	211	537	748	36	1985	12/30/2016
Medical / Dental	Columbia	SC	{f}	211	426	—	—	211	426	637	28	1986	12/30/2016
Medical / Dental	Austin	TX	{f}	242	375	—	—	242	375	617	28	1970	12/30/2016
Medical / Dental	Richmond	TX	{f}	495	446	—	—	495	446	941	38	1982	12/30/2016
Medical / Dental	San Antonio	TX	{f}	282	588	—	—	282	588	870	35	2002	12/30/2016
Health and Fitness	West Valley City	UT	{f}	1,936	4,210	—	—	1,936	4,210	6,146	241	1984	12/30/2016
Quick Service Restaurants	Baden	PA		191	245	—	—	191	245	436	38	1962	12/28/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Medical / Dental	Rock Springs	WY	{f}	620	2,550	—		—		620	2,550	3,170	146	2001	1/17/2017
Car Washes	Conyers	GA	{f}	1,136	4,332	—		—		1,136	4,332	5,468	269	2013	1/24/2017
Car Washes	Covington	GA	{f}	824	3,759	—		—		824	3,759	4,583	242	2011	1/24/2017
Movie Theatres	Myrtle Beach	SC	{f}	1,465	7,081	—		—		1,465	7,081	8,546	359	2006	1/31/2017
Medical / Dental	Bridgeton	MO	{f}	199	578	—		—		199	578	777	32	1982	2/9/2017
Medical / Dental	Mokena	IL	{f}	237	303	—		—		237	303	540	29	2008	2/9/2017
Medical / Dental	Lexington	KY	{f}	199	474	—		—		199	474	673	30	2014	2/9/2017
Medical / Dental	Islip Terrace	NY	{f}	313	436	—		—		313	436	749	26	1986	2/9/2017
Early Childhood Education	Alpharetta	GA	{f}	1,595	4,177	—		—		1,595	4,177	5,772	248	2016	2/28/2017
Home Furnishings	Westland	MI	{f}	1,858	14,560	—		—		1,858	14,560	16,418	729	1987	3/1/2017
Home Furnishings	Ann Arbor	MI	{f}	2,096	13,399	—		—		2,096	13,399	15,495	655	1992	3/1/2017
Home Furnishings	Muskegon	MI	{f}	1,113	6,436	—		—		1,113	6,436	7,549	323	1987	3/1/2017
Home Furnishings	Battle Creek	MI	{f}	1,212	7,904	—		—		1,212	7,904	9,116	407	1996	3/1/2017
Home Furnishings	Holland	MI	{f}	1,361	5,739	—		—		1,361	5,739	7,100	291	1992	3/1/2017
Quick Service Restaurants	Cedartown	GA	{f}	258	812	—		—		258	812	1,070	46	1987	3/9/2017
Quick Service Restaurants	Forsyth	GA	{f}	464	808	—		—		464	808	1,272	46	1989	3/9/2017
Convenience Stores	Alpena	AR	{f}	252	703	—		—		252	703	955	51	1985	3/10/2017
Convenience Stores	Topeka	KS	{f}	603	1,584	—		—		603	1,584	2,187	115	2008	3/10/2017
Automotive Services	Plano	TX	{f}	997	1,478	(348)	(g)	(689)	(g)	649	789	1,438	88	1998	3/8/2017
Automotive Services	Frisco	TX	{f}	1,279	1,314	—		—		1,279	1,314	2,593	85	2003	3/8/2017
Automotive Services	Grapevine	TX	{f}	1,244	1,396	—		—		1,244	1,396	2,640	90	2001	3/8/2017
Automotive Services	Prosper	TX	{f}	1,161	2,534	—		—		1,161	2,534	3,695	145	2010	3/8/2017
Automotive Services	McKinney	TX	{f}	856	2,124	—		—		856	2,124	2,980	126	2013	3/8/2017
Automotive Services	Southlake	TX	{f}	657	997	—		—		657	997	1,654	60	2002	3/8/2017
Automotive Services	Austin	TX	{f}	774	1,678	—		—		774	1,678	2,452	94	1998	3/8/2017
Car Washes	Bossier City	LA	{f}	463	2,637	—		—		463	2,637	3,100	135	2010	3/22/2017
Car Washes	Shreveport	LA	{f}	836	2,812	—		—		836	2,812	3,648	152	2012	3/22/2017
Home Furnishings	Opelika	AL	{f}	1,365	3,864	—		—		1,365	3,864	5,229	192	2007	3/31/2017
Automotive Services	New Freedom	PA	{f}	904	872	—		—		904	872	1,776	57	1997	3/28/2017
Automotive Services	Huntingtown	MD	{f}	984	1,857	—		—		984	1,857	2,841	106	1998	3/28/2017
Automotive Services	Gambrills	MD	{f}	2,461	6,139	—		—		2,461	6,139	8,600	297	2009	3/28/2017
Convenience Stores	Tyler	TX	{f}	404	1,433	—		—		404	1,433	1,837	100	1980	3/30/2017
Convenience Stores	Atlanta	TX	{f}	392	1,204	(13)	(g)	(155)	(g)	379	1,049	1,428	80	1995	3/30/2017
Early Childhood Education	Kernersville	NC	{f}	605	1,408	—		—		605	1,408	2,013	76	1997	4/3/2017
Early Childhood Education	San Antonio	TX	{f}	928	3,312	—		—		928	3,312	4,240	159	2016	4/25/2017
Medical / Dental	Payson	AZ	{f}	548	1,944	—		—		548	1,944	2,492	91	1988	4/28/2017
Medical / Dental	Katy	TX		233	1,228	—		—		233	1,228	1,461	54	2012	5/18/2017
Medical / Dental	Baytown	TX		286	1,790	—		—		286	1,790	2,076	78	2008	5/18/2017
Medical / Dental	Brownsville	TX		1,626	—	982		7,743		2,608	7,743	10,351	64	2018	5/5/2017
Car Washes	Las Cruces	NM	{f}	510	2,290	—		—		510	2,290	2,800	113	2008	5/24/2017
Car Washes	Las Cruces	NM	{f}	570	2,187	—		—		570	2,187	2,757	108	2010	5/24/2017
Quick Service Restaurants	Inverness	FL		382	493	—		—		382	493	875	34	2003	5/30/2017
Quick Service Restaurants	Crystal River	FL		362	523	—		—		362	523	885	32	2006	5/30/2017
Car Washes	Farmington	NM	{f}	634	4,945	—		—		634	4,945	5,579	244	2005	6/6/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Car Washes	Farmington	NM	{f}	746	2,795	—	—	746	2,795	3,541	138	2013	6/6/2017
Car Washes	Pueblo	CO	{f}	898	5,103	—	—	898	5,103	6,001	251	2008	6/6/2017
Quick Service Restaurants	Nashville	GA		181	513	—	—	181	513	694	30	1991	6/6/2017
Quick Service Restaurants	Soperton	GA		312	443	—	—	312	443	755	31	1992	6/6/2017
Building Materials	Columbia Station	OH	{f}	1,078	1,437	—	—	1,078	1,437	2,515	81	1961	6/1/2017
Building Materials	Maumee	OH	{f}	733	1,238	—	—	733	1,238	1,971	69	1963	6/1/2017
Building Materials	Troy	OH	{f}	403	693	—	—	403	693	1,096	39	1991	6/1/2017
Building Materials	Jackson	OH	{f}	288	211	—	—	288	211	499	12	1995	6/1/2017
Building Materials	Lancaster	OH	{f}	376	833	—	—	376	833	1,209	47	1995	6/1/2017
Building Materials	Portsmouth	OH	{f}	133	160	—	—	133	160	293	9	1996	6/1/2017
Building Materials	Bridgeport	WV	{f}	386	273	—	—	386	273	659	15	1978	6/1/2017
Building Materials	Radcliff	KY	{f}	414	200	—	—	414	200	614	11	1984	6/1/2017
Building Materials	Gainesville	FL	{f}	934	638	—	—	934	638	1,572	36	2003	6/1/2017
Building Materials	Cartersville	GA	{f}	1,313	1,743	—	—	1,313	1,743	3,056	98	2003	6/1/2017
Building Materials	Douglasville	GA	{f}	1,026	2,421	—	—	1,026	2,421	3,447	136	2004	6/1/2017
Building Materials	El Paso	TX	{f}	901	177	—	—	901	177	1,078	10	1984	6/1/2017
Building Materials	Garland	TX	{f}	1,250	2,283	—	—	1,250	2,283	3,533	128	2001	6/1/2017
Building Materials	Conroe	TX	{f}	2,150	631	—	—	2,150	631	2,781	35	2002	6/1/2017
Building Materials	Amarillo	TX	{f}	927	655	—	—	927	655	1,582	37	2002	6/1/2017
Building Materials	Grand Junction	CO	{f}	760	403	—	—	760	403	1,163	23	1983	6/1/2017
Building Materials	Mt Pleasant	SC	{f}	1,097	171	—	—	1,097	171	1,268	10	1983	6/1/2017
Building Materials	Irondale	AL	{f}	546	227	—	—	546	227	773	13	1975	6/1/2017
Building Materials	Bessemer	AL	{f}	1,514	3,413	—	—	1,514	3,413	4,927	191	2002	6/1/2017
Movie Theatres	Kenosha	WI	{f}	3,159	3,755	116	—	3,275	3,755	7,030	217	1997	6/8/2017
Entertainment	Visalia	CA	{f}	1,320	2,320	—	—	1,320	2,320	3,640	121	1984	6/30/2017
Automotive Services	Knoxville	TN	{f}	518	695	—	—	518	695	1,213	42	2008	7/21/2017
Automotive Services	Forest Park	GA	{f}	498	850	—	—	498	850	1,348	47	1992	7/21/2017
Automotive Services	Martinez	GA	{f}	612	570	—	—	612	570	1,182	40	1992	7/21/2017
Automotive Services	Clarksville	TN	{f}	498	633	—	—	498	633	1,131	37	1998	7/21/2017
Automotive Services	Ocala	FL	{f}	518	715	—	—	518	715	1,233	44	1989	7/21/2017
Automotive Services	Orlando	FL	{f}	456	664	—	—	456	664	1,120	36	1989	7/21/2017
Medical / Dental	Montgomery	AL		477	2,976	—	—	477	2,976	3,453	118	2001	8/7/2017
Quick Service Restaurants	Algona	IA		150	528	—	—	150	528	678	26	1993	8/10/2017
Car Washes	Buford	GA	{f}	1,353	3,693	—	—	1,353	3,693	5,046	170	2010	8/15/2017
Early Childhood Education	Orlando	FL		1,175	4,362	—	—	1,175	4,362	5,537	166	2010	8/25/2017
Automotive Services	Garden City	MI		366	961	—	—	366	961	1,327	42	1984	8/29/2017
Automotive Services	Troy	MI		794	1,389	—	—	794	1,389	2,183	61	1974	8/29/2017
Automotive Services	Burton	MI		188	1,180	—	—	188	1,180	1,368	48	1955	8/29/2017
Automotive Services	Capitol Heights	MD		491	1,734	—	—	491	1,734	2,225	62	1960	8/29/2017
Automotive Services	Magnolia	TX		1,402	2,480	—	—	1,402	2,480	3,882	119	2017	9/29/2017
Medical / Dental	Round Rock	TX		713	6,821	—	—	713	6,821	7,534	243	2016	9/12/2017
Early Childhood Education	Winter Garden	FL		1,169	4,603	—	—	1,169	4,603	5,772	175	2015	9/29/2017
Health and Fitness	Arvada	CO		1,342	2,808	—	400	1,342	3,208	4,550	125	1982	9/5/2017
Car Washes	Little Rock	AR		685	3,361	—	—	685	3,361	4,046	123	1976	9/12/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Car Washes	Knoxville	TN		509	2,105	—		—		509	2,105	2,614	74	2009	9/18/2017
Car Washes	Knoxville	TN		509	2,222	—		—		509	2,222	2,731	80	2009	9/18/2017
Car Washes	Knoxville	TN		588	2,134	—		—		588	2,134	2,722	81	2009	9/18/2017
Car Washes	Bryant	AR		489	2,790	—		—		489	2,790	3,279	96	1997	9/20/2017
Car Washes	Anderson	SC		793	4,031	—		—		793	4,031	4,824	148	2008	9/26/2017
Car Washes	Cornelia	GA		470	2,670	—		—		470	2,670	3,140	98	2001	9/26/2017
Car Washes	South Commerce	GA		607	3,072	—		—		607	3,072	3,679	115	2016	9/26/2017
Car Washes	Seneca	SC		255	2,994	—		—		255	2,994	3,249	103	2005	9/26/2017
Car Washes	Greenville	SC		715	2,724	—		—		715	2,724	3,439	101	2005	9/26/2017
Car Washes	Springdale	AR		597	1,908	—		—		597	1,908	2,505	76	2009	9/29/2017
Car Washes	Rogers	AR		763	2,663	—		—		763	2,663	3,426	100	2005	9/29/2017
Car Washes	Shreveport	LA		460	2,615	—		—		460	2,615	3,075	98	2017	9/29/2017
Convenience Stores	Jacksonville	TX		587	1,357	—		—		587	1,357	1,944	72	2012	9/29/2017
Convenience Stores	Daingerfield	TX		269	1,135	—		—		269	1,135	1,404	48	1979	9/29/2017
Convenience Stores	Jacksonville	TX		368	916	—		—		368	916	1,284	49	1996	9/29/2017
Convenience Stores	Kilgore	TX		269	1,103	(10)	(g)	(41)	(g)	259	1,062	1,321	49	1978	9/29/2017
Health and Fitness	Hobbs	NM		938	1,503	—		—		938	1,503	2,441	69	2016	9/28/2017
Convenience Stores	Bethel	MN		764	1,353	—		—		764	1,353	2,117	90	1996	9/27/2017
Convenience Stores	Isanti	MN		1,167	1,859	—		—		1,167	1,859	3,026	104	1989	9/27/2017
Convenience Stores	Braham	MN		289	1,043	—		—		289	1,043	1,332	48	1986	9/27/2017
Convenience Stores	Grantsburg	WI		640	1,673	—		—		640	1,673	2,313	92	2005	9/27/2017
Automotive Services	Smyrna	GA	{f}	689	470	—		—		689	470	1,159	23	1997	9/25/2017
Automotive Services	Memphis	TN	{f}	417	1,294	—		—		417	1,294	1,711	48	1985	9/25/2017
Automotive Services	Mobile	AL	{f}	219	595	—		—		219	595	814	22	1979	9/25/2017
Automotive Services	Hudson	FL	{f}	313	689	—		—		313	689	1,002	29	1984	9/25/2017
Automotive Services	Longwood	FL	{f}	887	1,263	—		—		887	1,263	2,150	63	2000	9/25/2017
Health and Fitness	Florence	KY		868	2,186	—		—		868	2,186	3,054	87	1994	9/28/2017
Early Childhood Education	Lake Mary	FL		1,829	1,424	—		—		1,829	1,424	3,253	63	2005	9/29/2017
Entertainment	Orlando	FL		2,290	4,377	—		—		2,290	4,377	6,667	164	2007	9/29/2017
Convenience Stores	Tyler	TX		706	511	—		—		706	511	1,217	27	1996	10/16/2017
Medical / Dental	North Lima	OH		112	926	—		—		112	926	1,038	31	1976	10/5/2017
Medical / Dental	Southfield	MI		193	1,536	—		—		193	1,536	1,729	52	1968	10/5/2017
Medical / Dental	West Lafayette	IN		122	397	—		—		122	397	519	15	1976	10/5/2017
Medical / Dental	Salem	OH		92	468	—		—		92	468	560	17	1985	10/5/2017
Medical / Dental	Toledo	OH		448	1,750	—		—		448	1,750	2,198	60	1995	10/5/2017
Medical / Dental	Pittsburgh	PA		112	1,221	—		—		112	1,221	1,333	40	1983	10/5/2017
Medical / Dental	Youngstown	OH		275	702	—		—		275	702	977	29	1971	10/5/2017
Medical / Dental	Madison	OH		387	488	—		—		387	488	875	20	1950	10/5/2017
Medical / Dental	Youngstown	OH		366	1,394	—		—		366	1,394	1,760	55	1995	10/5/2017
Medical / Dental	Penn Yan	NY		132	651	—		—		132	651	783	25	1986	10/5/2017
Medical / Dental	Kent	OH	{f}	173	610	—		—		173	610	783	23	1970	10/5/2017
Entertainment	Hoover	AL		1,403	2,939	—		—		1,403	2,939	4,342	118	2017	10/13/2017
Health and Fitness	Greeley	CO		1,484	4,491	—		—		1,484	4,491	5,975	148	1989	11/16/2017
Quick Service Restaurants	Gray	GA		293	374	—		—		293	374	667	17	1992	11/10/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Quick Service Restaurants	Sandersville	GA		283	515	—	—	283	515	798	22	1989	11/10/2017
Quick Service Restaurants	Barnesville	GA		243	414	—	—	243	414	657	19	1996	11/10/2017
Convenience Stores	Farmington	NM		332	302	—	—	332	302	634	15	1966	11/8/2017
Convenience Stores	Farmington	NM		342	604	—	—	342	604	946	25	1972	11/8/2017
Convenience Stores	Farmington	NM		372	886	—	—	372	886	1,258	41	2013	11/8/2017
Convenience Stores	Aztec	NM		322	685	—	—	322	685	1,007	29	1982	11/8/2017
Convenience Stores	Farmington	NM		282	1,077	—	—	282	1,077	1,359	46	1980	11/8/2017
Convenience Stores	Farmington	NM		503	815	—	—	503	815	1,318	37	1980	11/8/2017
Convenience Stores	Farmington	NM		735	352	—	—	735	352	1,087	20	1982	11/8/2017
Convenience Stores	Ignacio	CO		272	1,047	—	—	272	1,047	1,319	42	1983	11/8/2017
Convenience Stores	Farmington	NM		332	775	—	—	332	775	1,107	35	1985	11/8/2017
Convenience Stores	Farmington	NM		453	1,027	—	—	453	1,027	1,480	50	1990	11/8/2017
Convenience Stores	Kirtland	NM		332	906	—	—	332	906	1,238	39	1980	11/8/2017
Convenience Stores	Farmington	NM		554	785	—	—	554	785	1,339	42	1998	11/21/2017
Quick Service Restaurants	Hutchinson	KS	{f}	194	777	—	—	194	777	971	28	1971	11/16/2017
Medical / Dental	Tyler	TX	{f}	985	5,675	—	—	985	5,675	6,660	182	1999	11/17/2017
Medical / Dental	Lindale	TX	{f}	394	1,429	—	—	394	1,429	1,823	54	2013	11/17/2017
Medical / Dental	Franklin	IN		395	2,319	—	—	395	2,319	2,714	76	2007	12/1/2017
Medical / Dental	Fayetteville	AR		905	1,456	—	—	905	1,456	2,361	54	1979	12/1/2017
Medical / Dental	Greenwood	IN		312	593	—	—	312	593	905	21	1952	12/1/2017
Medical / Dental	Indianapolis	IN		52	416	—	—	52	416	468	13	1954	12/1/2017
Early Childhood Education	Lansdowne	VA		2,167	2,982	—	—	2,167	2,982	5,149	105	2006	12/4/2017
Early Childhood Education	Overland Park	KS		1,189	4,062	—	—	1,189	4,062	5,251	136	2017	12/8/2017
Casual Dining Restaurants	Bossier City	LA		976	2,347	—	—	976	2,347	3,323	85	1993	12/15/2017
Casual Dining Restaurants	Augusta	GA		1,663	1,909	—	—	1,663	1,909	3,572	66	1982	12/15/2017
Movie Theatres	Dublin	OH		2,126	10,097	—	—	2,126	10,097	12,223	310	1994	12/15/2017
Quick Service Restaurants	Sylacauga	AL		166	351	—	—	166	351	517	13	1976	12/19/2017
Quick Service Restaurants	Daleville	AL		127	409	—	—	127	409	536	13	1983	12/19/2017
Quick Service Restaurants	Roanoke	AL		224	526	—	—	224	526	750	19	1990	12/19/2017
Quick Service Restaurants	Jasper	AL		370	331	—	—	370	331	701	16	2005	12/19/2017
Quick Service Restaurants	Alexander City	AL		263	506	—	—	263	506	769	19	2004	12/19/2017
Quick Service Restaurants	Headland	AL		273	370	—	—	273	370	643	19	2007	12/19/2017
Quick Service Restaurants	Tallassee	AL		195	302	—	—	195	302	497	13	2008	12/19/2017
Quick Service Restaurants	Talladega	AL		88	273	—	—	88	273	361	10	1999	12/19/2017
Quick Service Restaurants	Enterprise	AL		166	380	—	—	166	380	546	14	1974	12/19/2017
Quick Service Restaurants	Childersburg	AL		195	302	—	—	195	302	497	11	1989	12/19/2017
Quick Service Restaurants	Valley	AL		185	302	—	—	185	302	487	12	2004	12/19/2017
Quick Service Restaurants	Selma	AL		175	409	—	—	175	409	584	15	1996	12/19/2017
Casual Dining Restaurants	Linthicum	MD		1,691	1,124	—	—	1,691	1,124	2,815	49	2004	12/21/2017
Casual Dining Restaurants	East Point	GA		1,153	831	—	—	1,153	831	1,984	35	2003	12/21/2017
Casual Dining Restaurants	Pocomoke City	MD		653	849	—	—	653	849	1,502	41	2005	12/21/2017
Casual Dining Restaurants	D'Iberville	MS		927	623	—	—	927	623	1,550	26	2004	12/21/2017
Casual Dining Restaurants	Clarksville	TN		861	736	—	—	861	736	1,597	29	2003	12/21/2017
Casual Dining Restaurants	Scranton	PA		785	755	—	—	785	755	1,540	38	1995	12/21/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Casual Dining Restaurants	Alexander City	AL		511	802	—	—	511	802	1,313	31	2007	12/21/2017
Casual Dining Restaurants	Morristown	TN		644	604	—	—	644	604	1,248	23	2004	12/21/2017
Casual Dining Restaurants	Columbia	SC		785	500	—	—	785	500	1,285	23	2003	12/21/2017
Casual Dining Restaurants	Indianapolis	IN		1,012	368	—	—	1,012	368	1,380	21	1996	12/21/2017
Casual Dining Restaurants	Palm City	FL		672	727	—	—	672	727	1,399	29	2003	12/21/2017
Casual Dining Restaurants	Robert	MO		644	755	—	—	644	755	1,399	27	2001	12/21/2017
Casual Dining Restaurants	Jasper	AL		766	292	—	—	766	292	1,058	16	1998	12/21/2017
Casual Dining Restaurants	Smithfield	NC		833	349	—	—	833	349	1,182	21	2002	12/21/2017
Casual Dining Restaurants	Johnson City	TN		634	528	—	—	634	528	1,162	25	2003	12/21/2017
Casual Dining Restaurants	Sevierville	TN		861	254	—	—	861	254	1,115	14	2003	12/21/2017
Casual Dining Restaurants	Clemmons	NC		757	386	—	—	757	386	1,143	20	2005	12/21/2017
Quick Service Restaurants	Jasper	IN	{f}	226	931	—	—	226	931	1,157	30	1998	12/22/2017
Automotive Services	Spring	TX	{f}	721	932	—	—	721	932	1,653	44	2017	12/27/2017
Car Washes	Fayetteville	AR		567	1,377	—	—	567	1,377	1,944	47	2011	12/28/2017
Car Washes	Fayetteville	AR		597	1,675	—	—	597	1,675	2,272	58	1980	12/28/2017
Car Washes	Bentonville	AR		1,307	2,436	—	—	1,307	2,436	3,743	83	2017	12/28/2017
Car Washes	Stillwater	OK		320	924	—	—	320	924	1,244	29	2002	12/28/2017
Car Washes	Stillwater	OK		669	1,634	—	—	669	1,634	2,303	57	2006	12/28/2017
Car Washes	Stillwater	OK		825	750	—	—	825	750	1,575	35	2007	12/28/2017
Health and Fitness	Auburn	AL		1,104	2,411	—	—	1,104	2,411	3,515	86	2007	12/29/2017
Health and Fitness	Columbus	GA		2,175	2,540	—	—	2,175	2,540	4,715	99	2005	12/29/2017
Early Childhood Education	Southaven	MS		1,060	1,496	—	—	1,060	1,496	2,556	50	2002	12/29/2017
Restaurants - Quick Service	Saginaw	MI		528	1086	—	—	528	1086	1614	39	2012	1/4/2018
Restaurants - Quick Service	Grand Rapids	MI		299	1,205	—	—	299	1,205	1,504	40	2016	1/4/2018
Restaurants - Quick Service	Grand Rapids	MI		349	1,166	—	—	349	1,166	1,515	35	2013	1/4/2018
Health and Fitness	Wichita	KS		2,594	—	326	4,812	2,920	4,812	7,732	59	2018	1/19/2018
Convenience Stores	Bloomfield	NM		221	784	—	—	221	784	1,005	24	1980	1/24/2018
Early Childhood Education	Cary	NC	{f}	485	584	—	—	485	584	1,069	21	1992	1/26/2018
Early Childhood Education	Cary	NC	{f}	383	1,271	—	—	383	1,271	1,654	37	1988	1/26/2018
Early Childhood Education	Raleigh	NC	{f}	898	2,482	—	—	898	2,482	3,380	69	1994	1/26/2018
Early Childhood Education	Trumbull	CT		864	—	—	—	864	—	864	—		1/31/2018
Restaurants - Casual Dining	Davenport	IA	{f}	57	479	—	—	57	479	536	12	1955	2/8/2018
Restaurants - Casual Dining	Bettendorf	IA	{f}	402	1,050	—	—	402	1,050	1,452	29	1975	2/8/2018
Restaurants - Casual Dining	Kewanee	IL		115	432	—	—	115	432	547	13	1993	2/8/2018
Restaurants - Casual Dining	Davenport	IA		459	1,304	—	—	459	1,304	1,763	37	1990	2/8/2018
Restaurants - Casual Dining	Davenport	IA		153	1,268	—	—	153	1,268	1,421	33	1952	2/8/2018
Automotive Services	Roseville	MN		489	1,602	—	—	489	1,602	2,091	41	1971	2/16/2018
Automotive Services	Woodbury	MN		978	2,049	—	—	978	2,049	3,027	55	2000	2/16/2018
Grocery	Burlington	NC		762	1,300	—	—	762	1,300	2,062	38	1992	2/16/2018
Health and Fitness	Aiken	SC		1,063	3,787	—	—	1,063	3,787	4,850	95	1998	3/1/2018
Early Childhood Education	Burlington	CT		432	1,408	—	—	432	1,408	1,840	40	2004	3/9/2018
Early Childhood Education	Canton	CT		730	761	—	—	730	761	1,491	28	1979	3/9/2018
Early Childhood Education	Farmington	CT		278	1,459	—	—	278	1,459	1,737	38	1985	3/9/2018
Early Childhood Education	Dublin	OH		740	2,934	—	—	740	2,934	3,674	70	2008	3/13/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Movie Theatres	Shelby	NC		1,826	2,798	—	—	1,826	2,798	4,624	75	2004	3/22/2018
Health and Fitness	Tulsa	OK		2,856	—	108	4,329	2,964	4,329	7,293	19	2018	3/22/2018
Restaurants - Family Dining	Pittsburgh	KS	{f}	465	792	—	—	465	792	1,257	22	2016	3/29/2018
Early Childhood Education	San Antonio	TX		482	1,496	—	—	482	1,496	1,978	34	2007	3/29/2018
Automotive Services	Elk River	MN		433	898	—	—	433	898	1,331	23	1996	3/29/2018
Other Services	Cave Creek	AZ		1,789	2,540	—	—	1,789	2,540	4,329	62	2008	4/5/2018
Other Services	Maricopa	AZ		1,057	1,057	—	—	1,057	1,057	2,114	28	2008	4/5/2018
Early Childhood Education	Byron Center	MI	{f}	513	1,591	—	—	513	1,591	2,104	43	2012	4/9/2018
Medical / Dental	Springfield	MO		660	1,326	—	—	660	1,326	1,986	30	2014	4/20/2018
Medical / Dental	Rogers	AR	{f}	599	1,229	—	—	599	1,229	1,828	29	2013	4/20/2018
Medical / Dental	Russellville	AR		710	1,297	—	—	710	1,297	2,007	27	2015	4/20/2018
Medical / Dental	Paris	TX		416	1,020	—	—	416	1,020	1,436	24	2013	4/20/2018
Car Washes	Bel Air	MD	{f}	321	3,120	—	—	321	3,120	3,441	66	2016	4/26/2018
Automotive Services	Apex	NC	{f}	229	428	—	—	229	428	657	10	2000	5/1/2018
Automotive Services	Holly Springs	NC	{f}	308	1,283	—	—	308	1,283	1,591	26	2003	5/1/2018
Automotive Services	Fuquay Varina	NC	{f}	487	318	—	—	487	318	805	11	2008	5/1/2018
Movie Theatres	Decatur	AL		1,491	4,350	—	—	1,491	4,350	5,841	101	2013	5/10/2018
Automotive Services	North Canton	OH		481	982	—	—	481	982	1,463	19	1960	5/17/2018
Automotive Services	Clinton Township	MI		1,179	688	—	—	1,179	688	1,867	27	1983	5/17/2018
Automotive Services	Baltimore	MD		206	1,709	—	—	206	1,709	1,915	27	1952	5/17/2018
Convenience Stores	Sartell	MN		988	607	—	—	988	607	1,595	25	2013	5/17/2018
Convenience Stores	St. Augusta	MN		473	1,111	—	—	473	1,111	1,584	28	1978	5/17/2018
Convenience Stores	Rice	MN		782	1,461	—	—	782	1,461	2,243	44	2005	5/17/2018
Convenience Stores	Pine City	MN		792	1,173	—	—	792	1,173	1,965	37	1967	5/17/2018
Convenience Stores	Cambridge	MN		1,008	2,161	—	—	1,008	2,161	3,169	58	2007	5/17/2018
Early Childhood Education	Acworth	GA	{f}	637	1,365	—	—	637	1,365	2,002	32	2000	5/18/2018
Other Services	Sarasota	FL		442	—	—	—	442	—	442	—		5/24/2018
Other Services	Bluff City	TN		146	1,347	—	—	146	1,347	1,493	21	1949	6/1/2018
Other Services	Erwin	TN		713	1,484	—	—	713	1,484	2,197	28	1981	6/1/2018
Other Services	Sparta	NC		713	1,942	—	—	713	1,942	2,655	41	1973	6/1/2018
Other Services	Kingsport	TN		1,220	3,143	—	—	1,220	3,143	4,363	68	1979	6/1/2018
Other Services	Cleveland	TN		673	1,083	—	—	673	1,083	1,756	21	1975	6/1/2018
Other Services	Cleveland	TN		615	2,938	—	—	615	2,938	3,553	47	1964	6/1/2018
Other Services	Castlewood	VA		1,259	1,786	—	—	1,259	1,786	3,045	41	1991	6/1/2018
Other Services	Covington	GA		849	3,309	—	—	849	3,309	4,158	64	1991	6/1/2018
Other Services	Harlem	GA		703	1,610	—	—	703	1,610	2,313	31	1895	6/1/2018
Other Services	London	KY		937	2,391	—	—	937	2,391	3,328	50	1999	6/1/2018
Other Services	Elizabethton	TN		254	517	—	—	254	517	771	13	2010	6/1/2018
Other Services	Elizabethton	TN		488	849	—	—	488	849	1,337	17	1996	6/1/2018
Other Services	Mountain City	TN		78	176	—	—	78	176	254	3	1936	6/1/2018
Convenience Stores	Mosinee	WI		260	509	—	—	260	509	769	14	1994	6/15/2018
Convenience Stores	Wausau	WI		311	372	—	—	311	372	683	13	1995	6/15/2018
Convenience Stores	Wausau	WI		402	1,470	—	—	402	1,470	1,872	30	1995	6/15/2018
Convenience Stores	Wausau	WI		502	361	—	—	502	361	863	18	1989	6/15/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Convenience Stores	Wausau	WI		412	445	—	—	412	445	857	16	1991	6/15/2018
Convenience Stores	Prentice	WI		1,164	753	—	—	1,164	753	1,917	52	1989	6/15/2018
Convenience Stores	Rothschild	WI		703	760	—	—	703	760	1,463	26	1985	6/15/2018
Convenience Stores	Phillips	WI		191	722	—	—	191	722	913	17	1970	6/15/2018
Convenience Stores	Pound	WI		321	478	—	—	321	478	799	19	1983	6/15/2018
Convenience Stores	Gillett	WI		241	591	—	—	241	591	832	17	1990	6/15/2018
Convenience Stores	Tigerton	WI		954	1,014	—	—	954	1,014	1,968	46	1998	6/15/2018
Convenience Stores	Stevens Point	WI		1,054	522	—	—	1,054	522	1,576	30	1993	6/15/2018
Convenience Stores	Merrill	WI		1,857	1,305	—	—	1,857	1,305	3,162	70	1996	6/15/2018
Convenience Stores	Tomahawk	WI		683	1,008	—	—	683	1,008	1,691	37	1992	6/15/2018
Convenience Stores	Marathon	WI		261	1,244	—	—	261	1,244	1,505	26	1987	6/15/2018
Convenience Stores	Edgar	WI		502	949	—	—	502	949	1,451	29	1984	6/15/2018
Convenience Stores	Plover	WI		1,275	883	—	—	1,275	883	2,158	35	2006	6/15/2018
Convenience Stores	Hatley	WI		783	851	—	—	783	851	1,634	34	1997	6/15/2018
Convenience Stores	Minoqua	WI		371	412	—	—	371	412	783	17	1984	6/15/2018
Convenience Stores	Wittenberg	WI		1,405	1,305	—	—	1,405	1,305	2,710	64	1999	6/15/2018
Convenience Stores	Rudolph	WI		412	840	—	—	412	840	1,252	24	1992	6/15/2018
Convenience Stores	Mountain	WI		371	663	—	—	371	663	1,034	22	1998	6/15/2018
Convenience Stores	Park Falls	WI		392	1,164	—	—	392	1,164	1,556	30	1984	6/15/2018
Convenience Stores	Weston	WI		622	843	—	—	622	843	1,465	26	1993	6/15/2018
Early Childhood Education	Surprise	WI		1,546	1,736	—	—	1,546	1,736	3,282	29	2008	6/21/2018
Car Washes	Fayetteville	WI		675	2,405	—	—	675	2,405	3,080	37	2018	6/21/2018
Early Childhood Education	Malvern	PA		701	2,084	—	—	701	2,084	2,785	36	2006	6/28/2018
Early Childhood Education	Frazer	PA		730	2,276	—	—	730	2,276	3,006	38	1998	6/28/2018
Early Childhood Education	Glen Mills	PA		3,938	3,246	—	—	3,938	3,246	7,184	75	1992	6/28/2018
Early Childhood Education	Erial	NJ		740	1,546	—	—	740	1,546	2,286	24	2000	6/28/2018
Early Childhood Education	Exton	PA		442	2,007	—	—	442	2,007	2,449	31	2000	6/28/2018
Early Childhood Education	Voorhees	NJ		509	1,892	—	—	509	1,892	2,401	31	2002	6/28/2018
Early Childhood Education	Royersford	PA		259	1,892	—	—	259	1,892	2,151	28	2002	6/28/2018
Early Childhood Education	West Norriton	PA		557	1,998	—	—	557	1,998	2,555	31	2003	6/28/2018
Early Childhood Education	King of Prussia	PA		490	2,171	—	—	490	2,171	2,661	32	2004	6/28/2018
Early Childhood Education	Downingtown	PA		605	2,219	—	—	605	2,219	2,824	34	2007	6/28/2018
Early Childhood Education	Collegeville	PA		423	1,940	—	—	423	1,940	2,363	29	2008	6/28/2018
Early Childhood Education	Phoenixville	PA		1,431	4,466	—	—	1,431	4,466	5,897	73	2010	6/28/2018
Early Childhood Education	Blue Bell	PA		788	3,218	—	—	788	3,218	4,006	48	1967	6/28/2018
Medical / Dental	Mountain Grove	MO		113	527	—	—	113	527	640	9	2012	6/28/2018
Medical / Dental	Harrison	AR		144	835	—	—	144	835	979	12	2006	6/28/2018
Medical / Dental	Jonesboro	AR		329	1,021	—	—	329	1,021	1,350	16	2005	6/28/2018
Medical / Dental	El Dorado	AR		93	228	—	—	93	228	321	4	2000	6/28/2018
Medical / Dental	Berryville	AR		62	120	—	—	62	120	182	3	2000	6/28/2018
Medical / Dental	Batesville	AR		237	1,139	—	—	237	1,139	1,376	19	2017	6/28/2018
Health and Fitness	Salisbury	MA		1,169	14,584	—	—	1,169	14,584	15,753	189	2004	6/29/2018
Health and Fitness	Peabody	MA		3,497	6,523	—	—	3,497	6,523	10,020	93	2009	6/29/2018
Health and Fitness	Methuen	MA		4,544	5,179	—	—	4,544	5,179	9,723	89	2002	6/29/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Health and Fitness	Moncks Corner	SC		978	1,439	—	—	978	1,439	2,417	29	2002	6/29/2018
Medical / Dental	Brownsville	TX		172	1,683	—	—	172	1,683	1,855	23	2008	7/13/2018
Other Services	Mesa	AZ		1,329	1,531	—	—	1,329	1,531	2,860	25	1990	7/13/2018
Other Services	Chandler	AZ		1,775	3,033	—	—	1,775	3,033	4,808	48	2002	7/13/2018
Other Services	Green Valley	AZ		913	2,454	—	—	913	2,454	3,367	37	2015	7/13/2018
Restaurants - Quick Service	Brownsville	KY		297	1,024	—	—	297	1,024	1,321	15	1990	7/18/2018
Car Washes	Athen	GA		1,011	2,536		600	1,011	3,136	4,147	43	2006	7/26/2018
Car Washes	Winder	GA		683	2,027	—	—	683	2,027	2,710	31	2008	7/26/2018
Car Washes	Decatur	GA		703	3,031	—	—	703	3,031	3,734	40	1967	7/26/2018
Car Washes	Decatur	GA		828	2,029	—	—	828	2,029	2,857	32	2007	7/26/2018
Car Washes	Duluth	GA		1,261	2,187	—	—	1,261	2,187	3,448	32	2006	7/26/2018
Restaurants - Quick Service	Fort Oglethorpe	GA		1,283	1,045	—	—	1,283	1,045	2,328	15	2001	8/8/2018
Restaurants - Quick Service	Ringgold	GA		387	1,406	—	—	387	1,406	1,793	20	2015	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		438	1,061	—	—	438	1,061	1,499	15	2009	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		876	1,255	—	—	876	1,255	2,131	18	2004	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		1,497	1,161	—	—	1,497	1,161	2,658	16	2012	8/8/2018
Restaurants - Quick Service	Dayton	TN		468	1,283	—	—	468	1,283	1,751	19	2016	8/8/2018
Restaurants - Quick Service	Ooltewah	TN		1,079	1,262	—	—	1,079	1,262	2,341	17	2003	8/8/2018
Restaurants - Quick Service	Soddy Daisy	TN		825	992	—	—	825	992	1,817	16	2006	8/8/2018
Automotive Services	Oklahoma City	OK		152	596	—	—	152	596	748	8	1980	8/9/2018
Automotive Services	Midwest City	OK		253	495	—	—	253	495	748	9	1995	8/9/2018
Automotive Services	Del City	OK		364	384	—	—	364	384	748	8	1985	8/9/2018
Automotive Services	Midwest City	OK		172	526	—	—	172	526	698	7	1980	8/9/2018
Early Childhood Education	Eden Prairie	MN	{f}	1,264	1,651	—	—	1,264	1,651	2,915	25	1995	8/10/2018
Restaurants - Quick Service	Blytheville	AR		785	736	—	—	785	736	1,521	10	2007	8/22/2018
Restaurants - Quick Service	Paragould	AR		744	784	—	—	744	784	1,528	9	2008	8/22/2018
Restaurants - Quick Service	Van Buren	AR		642	946	—	—	642	946	1,588	11	2008	8/22/2018
Convenience Stores	Seguin	TX		435	995	—	—	435	995	1,430	12	1974	9/4/2018
Convenience Stores	Burleson	TX		823	1,660	—	—	823	1,660	2,483	23	1985	9/4/2018
Convenience Stores	Winfield	TX		908	2,474	—	—	908	2,474	3,382	34	1979	9/4/2018
Automotive Services	Pontiac	MI		445	1,077	—	—	445	1,077	1,522	14	1978	9/7/2018
Restaurants - Quick Service	San Angelo	TX	{f}	161	806	—	—	161	806	967	9	1978	9/12/2018
Health and Fitness	Springfield	OR	{f}	2,024	2,468	—	—	2,024	2,468	4,492	33	1999	9/13/2018
Health and Fitness	Eugene	OR	{f}	1,046	2,986	—	—	1,046	2,986	4,032	31	1980	9/13/2018
Early Childhood Education	Leon Springs	TX		617	2,258	—	—	617	2,258	2,875	24	2008	9/14/2018
Early Childhood Education	Colleyville	TX	{f}	695	1,022	—	—	695	1,022	1,717	9	1997	9/18/2018
Restaurants - Quick Service	Marion	AR		459	920	—	—	459	920	1,379	9	2007	9/21/2018
Health and Fitness	Metairie	LA		1,323	2,143	—	—	1,323	2,143	3,466	19	2016	9/21/2018
Restaurants - Quick Service	Montrose	CO		698	1,036	—	—	698	1,036	1,734	10	2000	9/25/2018
Restaurants - Family Dining	Augusta	GA		825	894	—	—	825	894	1,719	8	1968	9/25/2018
Restaurants - Family Dining	Macon	GA		648	992	—	—	648	992	1,640	8	1983	9/25/2018
Restaurants - Family Dining	Macon	GA		923	972	—	—	923	972	1,895	10	1972	9/25/2018
Restaurants - Quick Service	Fairbanks	AK		438	1,524	—	—	438	1,524	1,962	14	1971	9/27/2018
Restaurants - Quick Service	Fairbanks	AK		687	1,633	—	—	687	1,633	2,320	13	2006	9/27/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2018(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Medical / Dental	Abilene	TX		336	1,959	—	—	336	1,959	2,295	12	2006	9/27/2018
Restaurants - Quick Service	Andalusia	AL		384	727	—	—	384	727	1,111	7	1988	9/28/2018
Medical / Dental	Forrest City	AR		143	608	—	—	143	608	751	5	2007	9/28/2018
Early Childhood Education	Ashburn	VA		898	671	—	—	898	671	1,569	6	2001	9/28/2018
Restaurants - Quick Service	North Richland Hills	TX		875	1,113	—	—	875	1,113	1,988	12	2017	9/28/2018
Restaurants - Quick Service	Grapevine	TX		775	904	—	—	775	904	1,679	10	2016	9/28/2018
Restaurants - Quick Service	St. Augustine	FL		917	1,964	—	—	917	1,964	2,881	16	2010	9/28/2018
Automotive Services	Bremen	IN	{f}	221	1,284	—	—	221	1,284	1,505	10	1970	9/28/2018
Car Washes	Springdale	AR		1,405	3,139	—	—	1,405	3,139	4,544	26	2018	9/28/2018
Early Childhood Education	Fleming Island	FL	{f}	872	2,523	—	—	872	2,523	3,395	18	2006	9/28/2018
Restaurants - Quick Service	Hot Springs	AR		240	899	—	—	240	899	1,139	7	1979	10/4/2018
Health and Fitness	Tucson	AZ		4,227	—	—	—	4,227	—	4,227	—		10/10/2018
Restaurants - Quick Service	Countryside	IL		727	1,302	—	—	727	1,302	2,029	7	2013	10/26/2018
Medical / Dental	Midland	TX		298	1,760	—	—	298	1,760	2,058	8	1993	10/31/2018
Early Childhood Education	McDonough	GA		604	2,065	—	—	604	2,065	2,669	11	2002	11/2/2018
Medical / Dental	Montgomery	AL	{f}	454	1,528	—	—	454	1,528	1,982	8	2004	11/7/2018
Medical / Dental	Prattville	AL	{f}	237	857	—	—	237	857	1,094	4	2012	11/7/2018
Convenience Stores	Tucson	AZ		977	827	—	—	977	827	1,804	8	1985	11/7/2018
Convenience Stores	Phoenix	AZ		1,037	429	—	—	1,037	429	1,466	4	1987	11/7/2018
Convenience Stores	Centralia	WA		568	509	—	—	568	509	1,077	5	1976	11/7/2018
Convenience Stores	Duncanville	TX		469	538	—	—	469	538	1,007	4	1980	11/8/2018
Early Childhood Education	Canton	GA		504	2,079	—	—	504	2,079	2,583	11	2006	11/9/2018
Restaurants - Quick Service	Pembroke	NY		577	898	—	—	577	898	1,475	4	2017	11/28/2018
Medical / Dental	Fort Worth	TX		466	845	—	—	466	845	1,311	2	1997	11/30/2018
Medical / Dental	Arlington	TX		546	649	—	—	546	649	1,195	2	1999	11/30/2018
Medical / Dental	Burleson	TX		61	1,091	—	—	61	1,091	1,152	2	1942	11/30/2018
Medical / Dental	Dallas	TX		1,813	3,606	—	—	1,813	3,606	5,419	8	1979	11/30/2018
Early Childhood Education	Olive Branch	MS		1,027	1,050	—	—	1,027	1,050	2,077	4	2009	12/5/2018
Early Childhood Education	Manchester	CT		915	939	—	—	915	939	1,854	3	1977	12/7/2018
Entertainment	Andover	MN		898	1,208	—	—	898	1,208	2,106	4	2005	12/12/2018
Entertainment	Rochester	MN		379	968	—	—	379	968	1,347	2	1958	12/12/2018
Entertainment	South St. Paul	MN		1,008	928	—	—	1,008	928	1,936	3	1978	12/12/2018
Entertainment	Mounds View	MN		1,986	3,264	—	—	1,986	3,264	5,250	9	1967	12/12/2018
Entertainment	St. Paul Park	MN		529	1,058	—	—	529	1,058	1,587	2	1959	12/12/2018
Entertainment	Oakdale	MN		2,136	5,699	—	—	2,136	5,699	7,835	14	2009	12/12/2018
Entertainment	Monticello	MN		1,527	3,414	—	—	1,527	3,414	4,941	10	2007	12/12/2018
Entertainment	St. Paul	MN		1,218	1,407	—	—	1,218	1,407	2,625	3	1955	12/12/2018
Entertainment	Ramsey	MN		609	749	—	—	609	749	1,358	2	1988	12/12/2018
Early Childhood Education	Macon	GA	{f}	538	1,067	—	—	538	1,067	1,605	2	2007	12/14/2018
Early Childhood Education	Macon	GA	{f}	508	1,067	—	—	508	1,067	1,575	2	2008	12/14/2018
Health and Fitness	Winston-Salem	NC		986	1,205	—		986	1,205	2,191	—	1972	12/19/2018
Car Washes	Dubuque	IA		990	2,121	—	—	990	2,121	3,111	—	1992	12/20/2018
Car Washes	Davenport	IA		757	2,394	—	—	757	2,394	3,151	—	1990	12/20/2018
Car Washes	Rock Island	IL		1,030	2,949	—	—	1,030	2,949	3,979	—	1996	12/20/2018
Automotive Services	Denton	TX	{f}	1,278	1,582	—	—	1,278	1,582	2,860	—	1982	12/20/2018
Other Services	Georgetown	TX		753	—	—	—	753	—	753	—		12/21/2018
Other Services	Middleburg	FL		803	—	—	—	803	—	803	—		12/21/2018
Early Childhood Education	Arlington	TX		1,296	3,239	—	—	1,296	3,239	4,535	—	1989	12/27/2018
Home Furnishings	Kansas City	MO		273	4,683	—	—	273	4,683	4,956	—	2007	12/28/2018
				$419,065	$863,359	$1,783	$22,297	$420,848	$885,656	$1,306,504	$37,904

(a)

As of December 31, 2018, the Company had investments in 665 single-tenant real estate property locations including 652 owned properties and 13 ground lease interests. All or a portion of 5 of the Company’s owned properties and 1 property subject to ground lease interests are subject to leases accounted for as direct financing leases and the portions relating to the direct financing leases are excluded from the table above. Initial costs exclude intangible lease assets totaling $65.5 million and initial costs and costs capitalized subsequent to acquisition exclude construction in progress of $1.3 million.

(b)	The aggregate cost for federal income tax purposes is $1.4 billion.

(c)	The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

	Year ended December 31,
	2018	2017	Period from March 30, 2016 (commencement of operations) to December 31, 2016
Balance, beginning of period	$866,762	$396,193	$—
Additions
Acquisitions	495,265	514,354	412,922
Improvements	1,689	4,666	—
Deductions
Provisions for impairment of real estate	(1,997)	(2,277)	(1,199)

Cost of real estate sold	(55,215)	(46,174)	(15,530)
Balance, end of period	$1,306,504	$866,762	$396,193

(d)	The following is a reconciliation of accumulated depreciation for the periods presented:

	Year ended December 31,
	2018	2017	Period from March 30, 2016 (Commencement of Operations) to December 31, 2016
Balance, beginning of period	$15,356	$2,903	$—
Additions
Depreciation expense	24,854	14,045	3,008
Deductions
Accumulated depreciation associated with real estate sold	(2,306)	(1,592)	(105)
Balance, end of period	$37,904	$15,356	$2,903

(e)	Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.

(f)	Property is collateral for non-recourse debt obligations totaling $515.1 million issued under the Company’s Master Trust Funding Program.

(g)	Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate.

See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2018

(Dollar amounts in thousands)

Description	Interest rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Two convenience store properties located in Wisconsin	10.00%	7/1/2021	Interest only	Balloon of $2.4 million	None	$2,376	$2,376	$—
Nine medical / dental properties located in Illinois, Indiana, Nebraska, Missouri, Arkansas, Oklahoma	7.55%	5/15/2019	Interest only	Balloon of $5.7 million	None	5,748	5,748	—
One home furnishings property located in North Carolina	5.25%	12/31/2019	Interest only	Balloon of $3.5 million	None	3,500	3,500	—
Development construction loan:
One early childhood education property located in Connecticut	8.00%	1/1/2058	Principal + Interest (1)	Fully amortizing	None	3,230	3,230	—
						$14,854	$14,854	$—

(1)	Required principal payments commence upon completion of construction.

The following shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2018 and 2017 and the period from March 30, 2016 (commencement of operations) to December 31, 2016 (in thousands):

	Year ended December 31,
	2018	2017	Period from March 30, 2016 (Commencement of Operations) to December 31, 2016

Balance, beginning of period	$—	$—	$—
Additions
New mortgage loans	14,854	—	—
Deductions
Collections of principal	—	—	—
Balance, end of period	$14,854	$—	$—

See accompanying report of independent registered public accounting firm.