Form 10-Q
period 2019-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2019-05-09
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38530

Essential Properties Realty Trust, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	82-4005693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 Carnegie Center Blvd., Suite 520 Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 436-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EPRT	New York Stock Exchange

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

As of May 8, 2019, the registrant had 57,825,460 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$451,459	$420,848
Building and improvements	956,497	885,656
Lease incentives	4,794	2,794
Construction in progress	2,460	1,325
Intangible lease assets	69,132	66,421
Total real estate investments, at cost	1,484,342	1,377,044
Less: accumulated depreciation and amortization	(60,230)	(51,855)
Total real estate investments, net	1,424,112	1,325,189
Loans and direct financing lease receivables, net	11,943	17,505
Real estate investments held for sale, net	3,765	—
Net investments	1,439,820	1,342,694
Cash and cash equivalents	109,113	4,236
Restricted cash	4,910	12,003
Straight-line rent receivable, net	16,615	14,255
Prepaid expenses and other assets, net	10,072	7,712
Total assets (1)	$1,580,530	$1,380,900

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$504,727	$506,116
Revolving credit facility	—	34,000
Intangible lease liabilities, net	10,074	11,616
Dividend payable	16,145	13,189
Accrued liabilities and other payables	10,093	4,938
Total liabilities (1)	541,039	569,859
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 57,825,460 and 43,749,092 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	571	431
Additional paid-in capital	805,139	569,407
Distributions in excess of cumulative earnings	(13,673)	(7,659)
Total stockholders' equity	792,037	562,179
Non-controlling interests	247,454	248,862
Total equity	1,039,491	811,041
Total liabilities and equity	$1,580,530	$1,380,900

(1)

The consolidated balance sheets of Essential Properties Realty Trust, Inc. include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 5. As of March 31, 2019 and December 31, 2018, with the exception of $12.1 million and $9.2 million, respectively, of dividends payable, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Rental revenue	$30,774	$20,093
Interest on loans and direct financing lease receivables	326	70
Other revenue	7	4
Total revenues	31,107	20,167

Expenses:
Interest (including $2,079 to related parties during the three months ended March 31, 2018)	7,089	8,276
General and administrative	4,188	3,356
Property expenses	1,247	347
Depreciation and amortization	9,120	6,468
Provision for impairment of real estate	1,440	1,849
Total expenses	23,084	20,296
Other operating income:
Gain on dispositions of real estate, net	676	1,232
Income from operations	8,699	1,103
Other income:
Interest	91	36
Income before income tax expense	8,790	1,139
Income tax expense	67	30
Net income	8,723	1,109
Net income attributable to non-controlling interests	(2,594)	—
Net income attributable to stockholders and members	6,129	1,109
Comprehensive income attributable to stockholders and members	$6,129	$1,109

Basic weighted average shares outstanding	45,240,247
Basic net income per share	$0.13

Diluted weighted average shares outstanding	64,640,054
Diluted net income per share	$0.13

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/ Members’ Equity

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2017	—	$—	$—	$—	$86,668	$574	$94,064	$96	$181,402	$—	$181,402
Contributions	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit-based compensation expense	—	—	—	—	—	193	—	49	242	—	242
Net income	—	—	—	—	528	—	581	—	1,109	—	1,109
Balance at March 31, 2018	—	$—	$—	$—	$137,196	$767	$94,645	$145	$232,753	$—	$232,753

Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$—	$—	$—	$—	$562,179	$248,862	$811,041
Common stock issued	14,030,000	140	245,385	—	—	—	—	—	245,525	—	245,525
Costs related to issuance of common stock	—	—	(10,887)	—	—	—	—	—	(10,887)	—	(10,887)
Share-based compensation expense	46,368	—	1,007	—	—	—	—	—	1,007	—	1,007
Unit-based compensation expense	—	—	227	—	—	—	—	—	227	—	227
Dividends declared on common stock and OP Units	—	—	—	(12,143)	—	—	—	—	(12,143)	(4,002)	(16,145)
Net income	—	—	—	6,129	—	—	—	—	6,129	2,594	8,723
Balance at March 31, 2019	57,825,460	$571	$805,139	$(13,673)	$—	$—	$—	$—	$792,037	$247,454	$1,039,491

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,723	$1,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,120	6,468
Amortization of lease incentive	57	38
Amortization of above/below market leases and right of use assets, net	171	138
Amortization of deferred financing costs and other assets	816	576
Provision for impairment of real estate	1,440	1,849
Gain on dispositions of real estate, net	(676)	(1,232)
Straight-line rent receivable	(2,903)	(1,651)
Equity-based compensation expense	1,242	178
Adjustment to rental revenue for tenant credit/allowance for doubtful accounts	4	53
Changes in other assets and liabilities:
Prepaid expenses and other assets	(299)	(1,924)
Accrued liabilities and other payables	(713)	(381)
Net cash provided by operating activities	16,982	5,221
Cash flows from investing activities:
Proceeds from sales of investments, net	10,481	7,722
Principal collections on loans and direct financing lease receivables	21	18
Investments in loans receivable	(207)	—
Deposits for prospective real estate investments	1,988	36
Investment in real estate	(113,620)	(59,071)
Investment in construction in progress	(1,135)	(5,101)
Lease incentives paid	(2,000)	—
Capital expenditures	(1,276)	—
Net cash used in investing activities	(105,748)	(56,396)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	—	45,000
Payments of principal on notes payable to related parties	—	(50,000)
Repayments of secured borrowings	(1,965)	(2,066)
Borrowings under revolving credit facility	52,000	—
Repayments under revolving credit facility	(86,000)	—
Deferred financing costs	—	(18)
Capital contributions by members in Predecessor	—	50,000
Proceeds from issuance of common stock, net	235,704	—
Dividends paid	(13,189)	—
Net cash provided by financing activities	186,550	42,916
Net increase (decrease) in cash and cash equivalents and restricted cash	97,784	(8,259)
Cash and cash equivalents and restricted cash, beginning of period	16,239	19,430
Cash and cash equivalents and restricted cash, end of period	$114,023	$11,171
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$109,113	$1,842
Restricted cash	4,910	9,329
Cash and cash equivalents and restricted cash, end of period	$114,023	$11,171

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,299	$7,700
Cash paid for income taxes	—	24
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$—	$1,567
Non-cash investments in real estate and loan receivable activity	5,748	—
Lease liabilities arising from the recognition of right of use assets	4,822	—
Payable and accrued offering costs	1,066	—
Underwriters discount on capital raised through issuance of common stock	9,821	—
Payable and accrued deferred financing costs	67	—
Dividends declared	16,145	—

Notes to Consolidated Financial Statements

March 31, 2019

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

On March 18, 2019, EPRT Inc. completed a follow-on offering (the “Follow-On Offering”) of 14,030,000 shares of common stock, $0.01 par value per share, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share, pursuant to registration statements on Form S-11 (File Nos. 333-230188 and 333-230252) filed with the SEC under the Securities Act. Net proceeds from the Follow-On Offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the SEC. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Reclassification

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation of gain on dispositions of real estate, net on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2019. The Company has presented gain on dispositions of real estate, net as a component of income from operations in order to present gains and losses on dispositions of properties in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 360-10-45-5. This change in presentation was made for the prior period as the SEC has eliminated Rule 3-15(a) of Regulation S-X, which previously had required the Company to present gains and losses on sale of properties outside of continuing operations in the income statement.

Additionally, certain amounts previously reported in the consolidated statements of operations and comprehensive income have been reclassified to conform to the current period’s presentation of rental revenue (due to the adoption of the new lease accounting standard, as discussed further below), interest income and income tax expense.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2019 and December 31, 2018, the Company held a 75.2% and 69.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates.

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

The Company incurs various costs in the leasing and development of its properties. Amounts paid to tenants that incentivize them to extend or otherwise amend an existing lease or to sign a new lease agreement are capitalized to lease incentive on the Company’s consolidated balance sheets. Tenant improvements are capitalized to building and improvements within the Company’s consolidated balance sheets. Costs incurred which are directly related to properties under development, which include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs and real estate taxes and insurance, are capitalized during the period of development as construction in progress. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that benefited. Determination of when a development project commences and capitalization begins, and when a development project has reached substantial completion and is available for occupancy and capitalization must cease, involves a degree of judgment. The Company does not engage in speculative real estate development. The Company does, however, opportunistically agree to reimburse certain of its tenants for development costs at its properties in exchange for contractually-specified rent that generally increases proportionally with its funding.

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

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the three months ended March 31, 2019 and 2018, the Company recorded $7.7 million and $5.2 million, respectively, of depreciation on its real estate investments.

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

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. As of March 31, 2019 and December 31, 2018, the Company had no allowance for loan losses recorded in its consolidated financial statements.

Direct Financing Lease Receivables

Certain of the Company’s real estate investment transactions are accounted for as direct financing leases. The Company records the direct financing lease receivables at their net investment, determined as the aggregate minimum lease payments and the estimated non-guaranteed residual value of the leased property less unearned income. The unearned income is recognized over the life of the related lease contracts so as to produce a constant rate of return on the net investment in the asset. The Company’s investment in direct financing lease receivables is reduced over the applicable lease term to its non-guaranteed residual value by the portion of rent allocated to the direct financing lease receivables. Subsequent to the adoption of ASC 842, Leases (“ASC 842”), existing direct financing lease receivables will continue to be accounted for in the same manner, unless the underlying contracts are modified.

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 840, Leases (“ASC 840”) (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of March 31, 2019 and December 31, 2018, the Company determined that none of its direct financing lease receivables were impaired.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations and comprehensive income because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations and comprehensive income. During the three months ended March 31, 2019 and 2018, the Company recorded a provision for impairment of real estate of $1.4 million and $1.8 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of March 31, 2019 and December 31, 2018, the Company had deposits of $109.1 million and $4.2 million, respectively, of which $108.9 million and $4.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

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

Adjustment to Rental Revenue for Tenant Credit/Allowance for Doubtful Accounts

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Prior to January 1, 2019, if the collectability of a receivable was in doubt, the accounts receivable and straight-line rent receivable balances were reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable was recorded in the consolidated statements of operations. The provision for doubtful accounts was included in property expenses in the Company’s consolidated statements of operations and comprehensive income. If the accounts receivable balance or straight-line rent receivable balance was subsequently deemed to be uncollectible, such receivable amounts were written-off to the allowance for doubtful accounts.

As of January 1, 2019, if the assessment of the collectability of substantially all payments due under a lease changes from probable to not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current period adjustment to rental revenue in the consolidated statements of operations and comprehensive income.

As of March 31, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of $0.2 million related to base rent receivable and recorded no allowance for doubtful accounts related to straight-line rent receivable. For the three months ended March 31, 2019, the Company recognized a current period adjustment to rental revenue of less than $0.1 million.

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

Revenue Recognition

The Company’s rental revenue is primarily rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease or the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, the Company records a straight-line rent receivable and recognizes revenue on a straight-line basis through the expiration of the non-cancelable term of the lease. The Company takes into account whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record.

Generally, the Company’s leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions provided under the initial lease term, including rent increases. If economic incentives make it reasonably certain that an option period to extend the lease will be exercised, the Company will include these options in determining the non-cancelable term of the lease.

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within accrued liabilities and other payables on the Company’s consolidated balance sheets.

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the three months ended March 31, 2019 and 2018, the Company recorded contingent rent of $0.3 million and $0.5 million, respectively.

Organizational Costs

Costs related to the initial organization of the Company and its subsidiaries are expensed as they are incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

Offering Costs

In connection with the IPO and the Follow-On Offering, the Company incurred legal, accounting and other offering-related costs. Such costs have been deducted from the gross proceeds of each of the IPO and Follow-On Offering. As of March 31, 2019 and December 31, 2018, the Company had capitalized a total of $46.0 million and $35.1 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of March 31, 2019 and December 31, 2018.

Gains and Losses on Dispositions of Real Estate

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

Income Taxes

EPRT Inc. intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our intended REIT election, the Company intends to meet the organizational and operational requirements and expects distributions to exceed net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.

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

As of March 31, 2019 and December 31, 2018, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations and comprehensive income. During the three months ended March 31, 2019 and 2018, the Company did not record any interest or penalties, and there are no interest or penalties accrued at March 31, 2019 and December 31, 2018. The 2018, 2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

Equity-Based Compensation

In 2019 and 2018, EPRT Inc. granted shares of restricted common stock to its directors, executive officers and other employees that vest over a multi-year period, subject to the recipient’s continued service. In 2019, EPRT Inc. granted performance-based restricted share units (“RSUs”) to its executive officers, the final number of which is determined based off of market and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods.

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

Following the completion of the Formation Transactions, the Company concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheet as of March 31, 2019 and December 31, 2018.

As of December 31, 2018, the Company concluded that an entity which it had provided a $5.7 million mortgage loan receivable was a VIE because the terms of the loan agreement limited the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, the Company was not the primary beneficiary of the entity, because the Company did not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2018, the carrying amount of the Company’s loan receivable with this entity was $5.7 million, and the Company’s maximum exposure to loss in this entity is limited to the carrying amount of its investment. The Company had no liabilities associated with this investment as of December 31, 2018. During the three months ended March 31, 2019, the borrowing entity under this mortgage loan settled the principal amount in full and the Company had no loan receivable from this entity as of March 31, 2019.

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

Net Income per Share

Net income per share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted share units with a market-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

(dollar amounts in thousands)	Three Months Ended March 31, 2019
Numerator for basic and diluted earnings per share:
Net income	$8,723
Less: net income attributable to non-controlling interests	(2,594)
Less: net income allocated to unvested restricted common stock	(155)
Net income available for common stockholders: basic	5,974
Net income attributable to non-controlling interests	2,594
Net income available for common stockholders: diluted	$8,568

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	45,974,158
Less: weighted average number of shares of unvested restricted common stock	(733,911)
Weighted average shares outstanding used in basic net income per share	45,240,247
Effects of dilutive securities: (1)
OP Units	19,056,552
Unvested restricted common stock and RSUs	343,255
Weighted average shares outstanding used in diluted net income per share	64,640,054

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

ASU 2016-02 was effective for the Company on January 1, 2019 and, in accordance with the provisions of ASU 2018-11, Leases (Topic 842), Targeted Improvements, was adopted by the Company using the modified retrospective approach as of the beginning of the period of adoption. There was no impact to retained earnings at the time of adoption and, therefore, no cumulative-effect adjustment was recorded. At the time of adoption, both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. The Company applied this package of practical expedients and, as such, at the time of adoption did not reassess the classification of existing lease contracts, whether existing or expired contracts contain a lease or whether a portion of initial direct costs for existing leases should have been expensed. In addition, the Company adopted the practical expedient provided in ASU 2018-11 that allows lessors to not separate non-lease components from the related lease components. The Company made this determination as the timing and pattern of transfer for the lease and non-lease components associated with its leases are the same and the lease components, if accounted for separately, would be classified as operating leases in accordance with ASC 842.

The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office and office equipment leases. The Company completed its inventory and evaluation of these leases, calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments and recognized an initial $4.8 million right-of-use asset and lease liability upon adoption. For a portion of the Company’s ground lease arrangements, the sublessees, or the Company’s tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, is presented on a gross basis in the consolidated statements of income. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

Substantially all of the Company’s lease contracts (under which the Company is the lessor) are “triple-net” leases, which means that its tenants are responsible for making payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties the Company leases to them. Under the previous lease accounting guidance, these payments were excluded from rental revenue. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This update requires the Company to exclude from variable lease payments, and therefore revenue and expense, costs paid by its tenants directly to third parties (a net presentation). Costs paid by the Company and reimbursed by its tenants are included in rental revenue and property expenses (a gross presentation) in the Company’s consolidated statements of operations and comprehensive income.

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

In February 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) establishing ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

3. Investments

As of March 31, 2019, the Company had investments in 708 property locations, including six developments in progress and one undeveloped land parcel, and two mortgage loans receivable secured by three additional properties. Of these 708 property locations, 696 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 12 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $1.5 billion as of March 31, 2019 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.5 billion, loans and direct financing lease receivables, net, with an aggregate carrying amount of $11.9 million and real estate investments held for sale, net of $3.8 million. As of March 31, 2019, 349 of these investments comprising $611.9 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 5 – Secured Borrowings).

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

Acquisitions in 2019

During the three months ended March 31, 2019, the Company did not have any acquisitions that represented more than 5% of the Company’s total investment activity as of March 31, 2019. The following table presents information about the Company’s acquisition activity during the three months ended March 31, 2019:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	51

Allocation of Purchase Price:
Land and improvements	$36,375
Building and improvements	79,291
Construction in progress (1)	1,135
Intangible lease assets	3,818
Assets acquired	120,620

Intangible lease liabilities	(117)
Liabilities assumed	(117)
Purchase price (including acquisition costs)	$120,503

(1)	Represents amounts incurred at and subsequent to acquisition and includes approximately $25,000 of capitalized interest expense.

Acquisitions in 2018

During the three months ended March 31, 2018, the Company did not complete any acquisitions that represented more than 5% of the Company’s total investment activity as of March 31, 2018. The following table presents information about the Company’s acquisition activity during the three months ended March 31, 2018:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	28

Allocation of Purchase Price:
Land and improvements	$18,754
Building and improvements	38,105
Construction in progress (1)	4,533
Leasehold improvement	28
Intangible lease assets	2,679
Assets acquired	64,099

Intangible lease liabilities	(495)
Liabilities assumed	(495)
Purchase price (including acquisition costs)	$63,604

(1)	Represents amounts incurred at and subsequent to acquisition and includes $0.1 million of capitalized interest expense.

Gross Investment Activity

During the three months ended March 31, 2019 and 2018, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2018	508	$939,072
Acquisitions of and additions to real estate investments	28	64,099
Sales of investments in real estate	(6)	(7,152)
Provisions for impairment of real estate (1)		(1,861)
Principal collections on direct financing lease receivables		(18)
Gross investments, March 31, 2018		994,140
Less: Accumulated depreciation and amortization (2)		(31,310)
Net investments, March 31, 2018	530	$962,830

Gross investments, January 1, 2019	677	$1,394,549
Acquisitions of and additions to real estate investments (3)	51	123,896
Sales of investments in real estate	(7)	(10,651)
Relinquishment of properties at end of ground lease term	(1)	(241)
Provisions for impairment of real estate (4)		(1,440)
Investments in loans receivable (5)		207
Principal collections on and settlements of loans and direct financing lease receivables (3)	(9)	(5,769)
Other		(501)
Gross investments, March 31, 2019		1,500,050
Less: Accumulated depreciation and amortization (2)		(60,230)
Net investments, March 31, 2019	711	$1,439,820

(1)

During the three months ended March 31, 2018, the Company identified and recorded provisions for impairment at 3 vacant and 4 tenanted properties. The amount in the table above excludes approximately $12,000 related to intangible lease liabilities for these assets.

(2)	Includes $45.3 million and $20.4 million of accumulated depreciation as of March 31, 2019 and 2018, respectively.

(3)

During the three months ended March 31, 2019, the Company acquired nine properties that had secured one of its loans receivable for a purchase price of $8.2 million. The loan receivable securing these properties had a carrying value of $5.7 million prior to its settlement.

(4)	During the three months ended March 31, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 3 tenanted properties.
(5)	Relates to financing at one property securing a $3.4 million development construction loan as the land at this location is included in gross investments on January 1, 2019.

Real Estate Investments

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 10 – Leases for detailed information about the Company’s leases.

Loans and Direct Financing Lease Receivables

As of March 31, 2019 and December 31, 2018, the Company had three and four loans receivable outstanding, respectively, with an aggregate carrying amount of $9.3 million and $14.9 million as of each date. During the three months ended March 31, 2019, the borrower under one of the Company’s loans receivable, with a carrying value of $5.7 million, settled the loan in full. The Company had no loan receivable activity during the three months ended March 31, 2018.

The Company’s loans receivable as of March 31, 2019 and December 31, 2018 are summarized as follows (dollar amounts in thousands):

					Principal Outstanding
Loan Type	Monthly Payment	Number of Secured Properties	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Mortgage (1)(2)	Interest only	2	10.00%	2021	$2,376	$2,376
Mortgage (1)	Interest only	9	7.55%	2019	—	5,748
Mortgage (1)(2)	Interest only	1	5.25%	2019	3,500	3,500
Development construction (2)(3)	Principal + Interest	1	8.00%	2058	3,436	3,230
Net investment					$9,312	$14,854

(1)	Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)	Loan allows for prepayments in whole or in part without penalty.
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

Scheduled principal payments due to be received under the Company’s loans receivable as of March 31, 2019 are as follows:

(in thousands)	Loans Receivable
April 1, 2019 - December 31, 2019	$3,510
2020	14
2021	2,391
2022	17
2023	18
Thereafter	3,362
Total	$9,312

As of March 31, 2019 and December 31, 2018, the Company had $2.6 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Minimum lease payments receivable	$4,117	$4,198
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,756)	(1,817)
Net investment	$2,631	$2,651

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of March 31, 2019 are as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1, 2019 - December 31, 2019	$251
2020	338
2021	340
2022	345
2023	347
Thereafter	2,496
Total	$4,117

Real Estate Investments Held for Sale

The Company continually evaluates its portfolio of real estate investments and may elect to dispose of investments considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location and tenant operation type (e.g., industry, sector, or concept/brand). Real estate investments held for sale are expected to be sold within twelve months.

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2019 and 2018.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2017	3	$4,173	$(129)	$4,044
Transfers to held for sale classification	4	5,885	—	5,885
Sales	(3)	(4,173)	129	(4,044)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2018	4	$5,885	$—	$5,885

Held for sale balance, December 31, 2018	—	$—	$—	$—
Transfers to held for sale classification	2	3,765	—	3,765
Sales	—	—	—	—
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2019	2	$3,765	$—	$3,765

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2019 and 2018 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations and comprehensive income:

	Three months ended March 31,
State	2019	2018
Georgia	11.1%	12.0%
Texas	12.6%	13.6%

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$53,476	$10,603	$42,873	$50,317	$9,498	$40,819
Intangible market lease assets	15,656	4,669	10,987	16,104	4,144	11,960
Total intangible assets	$69,132	$15,272	$53,860	$66,421	$13,642	$52,779

Intangible market lease liabilities	$12,322	$2,248	$10,074	$14,894	$3,278	$11,616

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2019, by category and in total, were as follows:

Years Remaining
In-place leases	10.5
Intangible market lease assets	8.9
Total intangible assets	10.1

Intangible market lease liabilities	17.6

The following table discloses amounts recognized within the consolidated statements of operations and comprehensive income related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2019	2018
Amortization of in-place leases (1)	$1,332	$1,229
Amortization (accretion) of market lease intangibles, net (2)	244	280
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	—	(141)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense, net amortization of above- and below-market lease intangibles to rental revenue, and net amortization of above- and below-market ground lease intangibles into property expenses for the next five years:

(in thousands)	April 1 - December 31, 2019	2020	2021	2022	2023
In-place lease assets	$3,836	$4,712	$4,515	$4,387	$4,036
Adjustment to amortization expense	$3,836	$4,712	$4,515	$4,387	$4,036

Above-market lease assets	$(1,035)	$(1,319)	$(1,300)	$(1,299)	$(1,267)
Below-market lease liabilities	431	553	553	554	502
Net adjustment to rental revenue	$(604)	$(766)	$(747)	$(745)	$(765)

Subsequent to March 31, 2019, the Company acquired 9 real estate investment properties with an aggregate investment (including acquisition-related costs) of $14.6 million, invested $1.1 million in new and ongoing construction in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.

Subsequent to March 31, 2019, the Company sold or transferred its investment in 5 real estate properties for an aggregate gross sales price of $11.1 million and incurred $0.5 million of disposition costs related to these transactions.

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

The Revolving Credit Facility has a term of four years, with an extension option of up to 12-months exercisable by the Company, subject to certain conditions, and initially bears interest at an annual rate of applicable LIBOR, as defined therein, plus an applicable margin between 1.45% and 2.15%; or (ii) the prime rate plus an applicable margin of between 0.45% and 1.15%. The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At the Company’s election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P Global, Inc. (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to the Company’s corporate credit ratings by S&P and/or Moody’s. The Revolving Credit Facility is freely prepayable at any time and is mandatorily prepayable if borrowings exceed the borrowing base or the facility limit. The Company may re-borrow amounts paid down, subject to customary borrowing conditions. The Company is required to pay revolving credit fees throughout the term of the Revolving Credit Facility based upon its usage of the Revolving Credit Facility, at a rate which depends on the Company’s usage of the Revolving Credit Facility during the period before it receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, it receives such a rating. The Revolving Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the Revolving Credit Facility by up to an additional $200.0 million.

During the three months ended March 31, 2019, the Company borrowed $52.0 million under the Revolving Credit Facility and used these proceeds to make additional investments in real estate. In March 2019, the Company used a portion of the net proceeds from the Follow-On Offering to repay all of the then outstanding $86.0 million under the Revolving Credit Facility. As of March 31, 2019, the Company had no principal balance outstanding under the Revolving Credit Facility and had $300.0 million of unused borrowing capacity.

Total deferred financing costs, net, of $2.9 million and $3.0 million related to the Revolving Credit Facility were included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018. The Company recorded $0.2 million of interest expense during the three months ended March 31, 2019 related to the amortization of these fees and direct costs of the Revolving Credit Facility.

During the three months ended March 31, 2019, the Company recorded $0.7 million of interest expense, including unused facility fees, related to the Revolving Credit Facility.

The Revolving Credit Facility requires the Company to meet certain financial covenants. The Company was in compliance with all financial covenants and was not in default of any other provisions under the Revolving Credit Facility as of March 31, 2019.

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

As of March 31, 2019 and December 31, 2018, the Company had $513.2 million and $515.1 million, respectively, in combined principal outstanding under the notes issued through its Master Trust Funding Program and had deferred financing costs, net, of $8.4 million and $9.0 million, respectively.

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

The Series 2017-1 Notes mature in June 2047, but the terms of the Class A Notes require principal to be paid monthly through June 2024, with a balloon repayment at that time, and the terms of the Class B Notes require no monthly principal payments but require the full principal balance to be paid in June 2024. The Series 2017-1 Notes contain similar interest rate escalation provisions as detailed above for Series 2016-1 Notes if these repayment schedules are not met.

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount. Interest for the Series 2017-1 Notes accrues at a weighted average interest rate of 4.16%.

During the three months ended March 31, 2019 and 2018, the Company recorded $5.6 million and $5.7 million, respectively, of interest expense related to the Master Trust Funding Program.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings as of March 31, 2019:

(in thousands)	Future Principal Payments
April 1 - December 31, 2019	$6,044
2020	8,419
2021	267,558
2022	4,292
2023	4,512
Thereafter	222,330
Total	$513,155

The Company was not in default of any provisions under the Master Trust Funding Program as of March 31, 2019 or December 31, 2018.

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

During the three months ended March 31, 2018, the Company issued 10 Warehouse Notes for a combined $45.0 million. On January 31, 2018, the Company made principal payments on the Warehouse Notes of $50.0 million, repaying three of the Warehouse Notes in full and one of the Warehouse notes in part, prior to maturity. As of March 31, 2018, the Company had 26 Warehouse Notes outstanding for a combined principal amount of $225.0 million. The Company had no amounts outstanding related to the Warehouse Notes as of or during the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company recorded $2.1 million of interest expense related to the Warehouse Notes. No interest expense related to the Warehouse Notes was incurred during the three months ended March 31, 2019.

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

On June 25, 2018, EPRT Inc. issued 691,290 shares of restricted common stock to certain of its directors, executive officers and other employees under its 2018 Incentive Award Plan (the “Equity Incentive Plan”). In January 2019, EPRT Inc. issued 46,368 shares of restricted common stock to certain of its executive officers and other employees and an external consultant under the Equity Incentive Plan. See Note 9 – Equity Based Compensation for additional information.

On March 18, 2019, EPRT Inc. completed the Follow-On Offering and issued 14,030,000 shares of its common stock, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share. Net proceeds from the Follow-On Offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.

Dividends on Common Stock

During the three months ended March 31, 2019, the Company’s board of directors declared the following quarterly cash dividends on common stock (dollars in thousands, except per share data):

Date Declared	Record Date	Date Paid	Dividend Amount Per Common Share	Total Dividend
March 8, 2019	March 29, 2019	April 16, 2019	$0.21	$12,143

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

8. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company contributed the net proceeds from the IPO (including proceeds received pursuant to the partial exercise by the underwriters of their option to purchase additional shares), the Concurrent Private Placement of common stock to Eldridge and the Follow-On Offering to the Operating Partnership and received 57,825,460 OP Units, which includes 737,658 OP Units related to the issuance of a like number of shares of common stock under the Equity Incentive Plan, a 74.2% interest in the Operating Partnership as of March 31, 2019. EPRT Holdings and Eldridge, through the Formation Transactions and the Concurrent Private Placement of OP Units, respectively, directly or indirectly hold 17,913,592 and 1,142,960 OP Units, representing 23.3% and 1.5% interests in the Operating Partnership, respectively, as of March 31, 2019. The OP Units held by EPRT Holdings and Eldridge are presented as non-controlling interests in the Company’s consolidated financial statements.

A holder of OP Units has the right to distributions and has the right to redeem OP Units for cash or, at the Company’s election, to exchange OP Units for shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. During the three months ended March 31, 2019, the Company declared total cash dividends of $0.21 per share of common stock. Distributions to OP Unit holders were declared and paid concurrent with the Company’s cash dividends to common stockholders.

9. Equity Based Compensation

2018 Incentive Award Plan

Effective immediately prior to the closing of the IPO, the Company adopted the Equity Incentive Plan, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, performance awards and LTIP units. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. A maximum of 3,550,000 shares may be issued under the Equity Incentive Plan, subject to certain conditions. On June 22, 2018, the Company registered 3,550,000 shares of common stock, reserved for issuance under the Equity Incentive Plan, pursuant to a registration statement on Form S-8 (File No. 333-225837), filed with the SEC under the Securities Act.

Restricted Stock Awards

On June 25, 2018, an aggregate of 691,290 shares of unvested restricted common stock were issued to the Company’s directors, executive officers and other employees under the Equity Incentive Plan. Of these awards, 15,484 shares of restricted common stock vest on the first anniversary of the date of grant and 675,806 shares of restricted stock vest ratably on the first, second and third anniversaries of the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

In January 2019, an aggregate of 46,368 shares of unvested restricted common stock were issued to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plan. These awards vest over periods ranging from one to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

The Company estimates the grant date fair value of the unvested restricted common stock awards granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the date of grant. Dividends declared on unvested restricted common stock are charged directly to distributions in excess of cumulative earnings on the Company’s consolidated balance sheets and amounted to $0.2 million for the three months ended March 31, 2019.

As of March 31, 2019, there was $7.5 million of total unrecognized compensation cost related to unvested restricted common stock. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years from March 31, 2019.

Restricted Stock Units

In January 2019, the Compensation Committee of the Company’s board of directors approved target grants of 119,085 performance-based RSUs to the Company’s executive officers under the Equity Incentive Plan.

Of these awards, 75% are nonvested share awards for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of 11 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021, divided by the average closing price for the 20-trading day period ended January 1, 2019. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.

The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

Volatility	18%
Risk free rate	2.57%

As of March 31, 2019, there was $1.9 million of total unrecognized compensation cost related to these TSR RSUs. This unrecognized compensation expense is expected to be recognized over a weighted average period of 3.3 years from March 31, 2019.

The remaining 25% of these performance-based RSUs vest based on the Compensation Committee’s subjective evaluation of the individual recipient’s achievement of certain strategic objectives. As of March 31, 2019, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three months ended March 31, 2019.

The following table presents information about Equity Incentive Plan activity during the three months ended March 31, 2019:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested restricted common stock outstanding, January 1, 2019	691,290	$13.68	—	$—
Granted	46,368	14.12	89,314	23.07
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested restricted common stock outstanding, March 31, 2019	737,658	$13.71	89,314	$23.07

During the three months ended March 31, 2019, the Company recorded $1.0 million of compensation expense related to its outstanding restricted stock awards and TSR RSUs as a component of general and administrative expense in its consolidated statements of operations and comprehensive income.

Unit Based Compensation

On January 31, 2017, EPRT LLC approved the issuance of Class B and Class D units and issued 8,050 unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and issued 3,000 unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. The Class B and Class D units vest in five equal installments that began on March 30, 2017 and will continue on each anniversary thereof through March 30, 2021. The holders of vested Class B units can put the Class B units beginning on March 30, 2024.

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

The following table presents information about the unvested Class B and Class D units during the three months ended March 31, 2019 and 2018:

	Class B Units	Class D Units	Total
Unvested units outstanding, January 1, 2018	6,940	2,400	9,340
Granted	—	—	—
Vested	(1,610)	(600)	(2,210)
Forfeited	—	—	—
Unvested units outstanding, March 31, 2018	5,330	1,800	7,130

Unvested units outstanding, January 1, 2019	5,230	1,800	7,030
Granted	—	—	—
Vested	(1,610)	(600)	(2,210)
Forfeited	—	—	—
Unvested units outstanding, March 31, 2019	3,620	1,200	4,820

The Company estimated the grant date fair value of the unvested Class B and Class D awards granted to employees on January 31, 2017 and the fair value of the Class D awards granted to non-employees as of March 31, 2018 and July 1, 2018 using a Black-Scholes valuation model. Effective July 1, 2018, the Company adopted ASU 2018-07 (see Note 2 – Summary of Significant Accounting Policies) and will not subsequently remeasure the value of the unvested

Class D awards granted to non-employees after this date. The Company's assumptions for expected volatility were based on daily historical volatility data related to market trading of publicly traded companies that invest in similar types of real estate as the Company, plus an adjustment to account for differences in the Company’s leverage compared to the publicly traded companies. The risk-free interest rate assumptions were determined by using U.S. treasury rates of the same period as the expected vesting term of each award. The marketability discounts were calculated using a Finnerty Model.

The Company determined that the grant date per unit fair value of the unvested Class B and Class D units granted on January 31, 2017 was $323.65 and $152.16, respectively. As of March 31, 2018, the Company determined that the per unit fair value of the Class D units granted to non-employees on January 31, 2017 was $425.40.

The total fair value of Class B and Class D units that vested during the three months ended March 31, 2019 was $0.5 million and $0.1 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recorded $0.2 million of compensation expense as a component of general and administrative expense related to the Class B and Class D units in the Company’s consolidated statements of operations and comprehensive income.

As of March 31, 2019, there was $1.7 million and $0.2 million of total unrecognized compensation cost related to the Class B and Class D units, respectively. As of December 31, 2018, there was $1.9 million and $0.2 million of total unrecognized compensation cost related to the Class B and Class D units, respectively. The unrecognized compensation expense for Class B and Class D units is expected to be recognized over a weighted average period of 2.1 and 2 years from March 31, 2019.

The per unit fair value of unvested Class D units was estimated using the following assumptions as of March 31, 2018:

March 31, 2018
Volatility	45%
Risk free rate	1.71%
Marketability discount	15%

10. Leases

As Lessor

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. The Company’s leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for increases in rent based on fixed contractual terms or as a result of increases in the Consumer Price Index. Substantially all of the leases are triple-net, which means that they provide that the lessees are responsible for the payment of all property operating expenses, including maintenance, insurance, utilities, property taxes and, if applicable, ground rent expense; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect and, at the end of the lease term, the lessees are responsible for returning the property to the Company in a substantially similar condition as when they took possession. Some of the Company’s leases provide that in the event the Company wishes to sell the property subject to that lease, it first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which it intends to accept for the sale of the property.

Under ASC 842, scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2019 are as follows:

(in thousands)	Future Minimum Base Rental Receipts
April 1, 2019 - December 31, 2019	$85,706
2020	114,619
2021	115,439
2022	116,971
2023	117,609
Thereafter	1,328,238
Total	$1,878,582

Under ASC 840, scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2018 are as follows:

(in thousands)	Future Minimum Base Rental Receipts
2019	105,827
2020	106,082
2021	106,743
2022	108,035
2023	105,924
Thereafter	1,150,158
Total	$1,682,769

Since lease renewal periods are exercisable at the option of the lessee, the preceding tables present future minimum base rental payments to be received during the initial non-cancelable lease term only. In addition, the future minimum lease payments exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to performance thresholds and exclude increases in annual rent based on future changes in the Consumer Price Index, among other items.

The fixed and variable components of lease revenues for the three months ended March 31, 2019 were as follows:

(in thousands)	Three months ended March 31, 2019
Fixed lease revenues	$29,961
Variable lease revenues (1)	1,093
Total lease revenues (2)	$31,054

(1)	Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)	Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.

As Lessee

The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of ROU assets and lease liabilities related to these operating leases. The Company’s ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of March 31, 2019, the Company’s ROU assets and lease liabilities were $3.7 million and $4.6 million, respectively.

The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental borrowing rate ("IBR"). The Company considers the general economic environment and its historical borrowing activity and factors in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. As the Company did not elect to apply hindsight, lease term assumptions determined under ASC 840 were carried forward and applied in calculating the lease liabilities recorded under ASC 842. Certain of the Company’s ground leases offer renewal options which it assesses against relevant economic factors to determine whether it is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that the Company is reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s lease liabilities as of March 31, 2019:

March 31, 2019
Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	7.00%

The Company recognizes rent expense on its ground leases as a component of property expenses and rent expense on its office lease and other equipment leases as a component of general and administrative expense on its consolidated statements of operations and comprehensive income. At five of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; under ASC 840, such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2018. Upon adoption of ASC 842 on January 1, 2019 (see Note 2 – Summary of Significant Accounting Policies), these ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations and comprehensive income for the three months ended March 31, 2019.

The following table sets forth the details of rent expense for the three months ended March 31, 2019:

(in thousands)	Three months ended March 31, 2019
Fixed rent expense	$363
Variable rent expense	—
Total rent expense	$363

During the three months ended March 31, 2018, the Company recorded $0.1 million of ground rent expense within property expenses and recorded $0.1 million of rent expense related to its office and equipment leases within general and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

As of March 31, 2019, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter are as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
April 1 - December 31, 2019	$653	$370	$1,023
2020	759	328	1,087
2021	680	331	1,011
2022	669	327	996
2023	656	26	682
Thereafter	1,094	—	1,094
Total	$4,511	$1,382	5,893
Present value discount			(1,276)
Lease liabilities			$4,617

The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on ground leases that expire before December 31, 2019. The total of such future obligations is $0.1 million.

As of December 31, 2018, under ASC 840, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter are as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2019	$893	$492	$1,385
2020	759	328	1,087
2021	680	331	1,011
2022	669	327	996
2023	656	26	682
Thereafter	1,093	—	1,093
Total	$4,750	$1,504	$6,254

11. Commitments and Contingencies

As of March 31, 2019, the Company has remaining future commitments to fund $23.9 million to its tenants for development, construction and renovation costs related to properties leased from the Company.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of March 31, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s results of operations.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the three months ended March 31, 2019 and 2018, the Company made matching contributions of $0.1 million.

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

12. Fair Value Measurements

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within prepaid expenses and other assets, dividends payable and accrued liabilities and other payables (excluding the Company’s lease liability recorded under ASC 842). Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

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

The estimated fair values of the Company’s borrowings under the Revolving Credit Facility have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility as of December 31, 2018 approximate fair value.

The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of March 31, 2019, the Company’s secured borrowings had an aggregate carrying value of $513.2 million (excluding net deferred financing costs of $8.4 million) and an estimated fair value of $515.3 million. As of December 31, 2018, the Company’s secured borrowings had an aggregate carrying value of $515.1 million (excluding net deferred financing costs of $9.0 million) and an estimated fair value of $520.6 million.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Non-financial assets:
Long-lived assets	$2,413	$2,413	$—	$—	$2,413

December 31, 2018
Non-financial assets:
Long-lived assets	$3,238	$3,238	$—	$—	$3,238

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

Quantitative information about Level 3 fair value measurements as of March 31, 2019 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Automotive service—Capitol Heights, MD	$2,000	Sales comparison approach	Binding sales contract	$2,000
Quick service restaurant—Mansfield, OH	88	Discounted cash flow approach	De minimis	88
Quick service restaurant—Baden, PA	25	Discounted cash flow approach	De minimis	25
Vacant property—St. Louis, MO	300	Discounted cash flow approach	Non-binding sales contract	300

13. Related-Party Transactions

During the three months ended March 31, 2019 and 2018, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the three months ended March 31, 2019 and 2018, which is included in general and administrative expense in the Company’s consolidated statements of operations and comprehensive income. The costs for the services provided by the affiliate of Eldridge would likely be different if such services were provided by unrelated parties.

During the three months ended March 31, 2018, the Company issued and repaid short-term notes to an affiliate of Eldridge. See Note 6 – Notes Payable to Related Parties for additional information.

14. Subsequent Events

The Company has evaluated all events and transactions that occurred after March 31, 2019 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below and as disclosed elsewhere in these notes to the consolidated financial statements.

2019 Amendment to Credit Agreement and Term Loan

On April 12, 2019, the Company entered into a restated credit agreement (the “Amended Credit Facility”) with a group of lenders, restating the terms of the pre-existing Revolving Credit Facility to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million (the “Amended Revolving Credit Facility”), and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “Term Loan Facility”).

The Amended Revolving Credit Facility has a term of four years from the amendment date, with an extension option of up to 12-months exercisable by the Operating Partnership, subject to certain conditions, and the Term Loan Facility has a term of five years from the effective date of the Amended Credit Facility. The loans under each of the Amended Revolving Credit Facility and the Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Amended Revolving Credit Facility and the Term Loan Facility). The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Company’s election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to the Company’s corporate credit ratings by S&P and/or Moody’s. The Amended Credit Facility is freely pre-payable at any time and is mandatorily pre-payable by the Company if borrowings exceed the borrowing base or the facility limit. The Company may re-borrow amounts paid down on the Amended

Revolving Credit Facility, subject to customary borrowing conditions. The Company may not re-borrow amounts paid down on the Term Loan Facility. The Company is required to pay revolving credit fees throughout the term of the Amended Credit Facility based upon its usage of the facility, at a rate which depends on its usage of the facility during the period before the Company receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, the Company receives such a rating. The Company is required to pay a ticking fee on the Term Loan Facility for the period from the effective date of the Amended Credit Facility until the date the term loans are drawn (which must occur prior to November 22, 2019). The Amended Credit Facility has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility (either through increased revolving commitments or additional term loans) by up to $200.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including its operating partnership, Essential Properties, L.P., as “we,” “us,” “our” or the “Company” unless we specifically state otherwise or the context indicates otherwise. Essential Properties Realty Trust LLC (“EPRT LLC”), formerly known as SCF Realty Capital LLC, together with EPRT Holdings LLC (“EPRT Holdings”), are referred to as the “Predecessor”.

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately,” “plan,” and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and may not be able to realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general business and economic conditions;
•	continued volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the Consumer Price Index (“CPI”);
•

risks inherent in the real estate business, including tenant defaults or bankruptcies, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;

•	the performance and financial condition of our tenants;
•	availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;
•	our ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•	the degree and nature of our competition;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	access to debt and equity capital on attractive terms;
•	fluctuating interest rates;
•	availability of qualified personnel and our ability to retain our key management personnel;
•	changes in, or the failure or inability to comply with, applicable law or regulation;
•	our failure to qualify for taxation as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•	additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

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

We were organized on January 12, 2018 as a Maryland corporation and intend to qualify to be taxed as a REIT beginning with our taxable year ended December 31, 2018. On June 25, 2018, we completed our initial public offering (the “IPO”) of 32,500,000 shares of our common stock, $0.01 par value per share, at an initial public offering price of $14.00 per share, pursuant to a registration statement on Form S-11 (File No. 333-225215) (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act. On July 24, 2018, we issued an additional 2,772,191 shares of common stock at the IPO price of $14.00 per share pursuant to the partial exercise of an option granted to the underwriters of our IPO. Net proceeds from the IPO and the issuance of shares to underwriters, after deducting underwriting discounts and commissions and other expenses, were $458.7 million. Our common stock is listed on the New York Stock Exchange under the ticker symbol “EPRT”.

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

On March 18, 2019, we completed a follow-on offering (the “Follow-On Offering”) of 14,030,000 shares of common stock, $0.01 par value per share, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share, pursuant to registration statements on Form S-11 (File Nos. 333-230188 and 333-230252) filed with the SEC under the Securities Act. Net proceeds from the Follow-On Offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.

We generally lease each of our properties to a single tenant on a triple-net long-term lease basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent, we receive from the tenants that occupy our properties. As of March 31, 2019, we had a portfolio of real estate investments at 711 properties (inclusive of one undeveloped land parcel and three properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry and geography, had annualized base rent of $115.1 million, and was 99.9% occupied.

Substantially all of our leases provide for periodic contractual rent escalations. As of March 31, 2019, leases contributing 97.1% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4% annually, with a weighted average annual escalation equal to 1.5% of base rent. As of March 31, 2019, leases contributing 91.1% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2019, the weighted average remaining term of our leases was 14.5 years (based on annualized base rent), excluding renewal options that have not been exercised, with 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2024. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of March 31, 2019, 61.9% of our annualized base rent was attributable to master leases, where we have acquired multiple properties from a seller and leased them back to the seller under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

Consistent with our intent to elect to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2018, we believe that we were organized and operated in a manner that will allow us to qualify as a REIT, and we intend to continue operating in such a manner.

Liquidity and Capital Resources

We seek to acquire real estate with a combination of debt and equity capital and with cash from operations that will not otherwise be distributed to our stockholders. Prior to the IPO, equity capital needed for our real estate investments had been provided to us by Eldridge, our primary institutional capital provider. Through the IPO and the Follow-On Offering, we added public equity capital to our initial private institutional equity capital to facilitate our growth. Additionally, we used the net proceeds from the IPO and the Concurrent Private Placement to repay promissory notes issued to an affiliate of Eldridge, which had been our primary source of debt capital prior to the IPO. Historically, upon accumulating a sufficiently large and diverse pool of real estate, we generally refinanced this debt through the issuance of long-term, fixed-rate debt through our Master Trust Funding Program (the “Master Trust Funding Program”), as further described below.

In June 2018, we entered into a revolving credit facility that will be available to fund our short-term debt capital requirements (the “Revolving Credit Facility”), as further described below. In April 2019, we entered into a restated credit agreement (the “Amended Credit Facility”), restating the terms of the pre-existing Revolving Credit Facility to increase the maximum aggregate revolving credit commitments available to us (the “Amended Revolving Credit Facility”), and to permit the incurrence of long-term indebtedness through term loans (the “Term Loan Facility”). Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Additionally, future sources of debt capital may include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2019, the Revolving Credit Facility, the Term Loan Facility and our access to additional long-term debt capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term, fixed-rate debt, we seek to “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally intend to target, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash held for the benefit of lenders) that is less than six times our annualized adjusted EBITDAre, as defined below.

As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. As of March 31, 2019, our nearest significant debt maturity was $271.3 million of notes issued under the Master Trust Funding Program, which mature in November 2046 but require monthly principal and interest payments through October 2021, with a balloon principal payment of $259.5 million due in November 2021. Under the Revolving Credit Facility, we had no borrowings outstanding as of March 31, 2019 and had $300.0 million of unused borrowing capacity as of the same date.

As of March 31, 2019, we had $1.5 billion of net investments in our investment portfolio, consisting of investments in 711 properties (inclusive of one undeveloped land parcel and three properties which secure our investments in mortgage loans receivable), with annualized base rent of $115.1 million. Substantially all of our cash from operations is generated by our investment portfolio.

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant. As of March 31, 2019, one of our property locations was vacant and not subject to a lease (excluding one undeveloped land parcel), which represents a 99.9% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter to quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. From time to time, we may also sell properties that no longer meet our long-term investment objectives.

Our short-term liquidity requirements also include the funding needs associated with eight of our properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually-specified interest or rent that generally increases in proportion with our funding. As of March 31, 2019, we had agreed to finance or reimburse development, construction or renovation costs in an aggregate amount of $38.9 million and, as of the same date, we had funded $15.8 million of this commitment. We expect to fund the balance of such commitment by December 31, 2019. Additionally, as of May 3, 2019, we were under contract to acquire 43 properties with an aggregate purchase price of $78.7 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily from cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including borrowings under the Amended Revolving Credit Facility and the Term Loan Facility, net cash from operating activities, future financings, working capital, proceeds from select sales of our properties and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.

An additional liquidity need is funding the distributions that are one of the requirements for qualification for taxation as a REIT. During the three months ended March 31, 2019, our board of directors declared total cash distributions of $0.21 per share of common stock. Holders of OP Units are entitled to distributions equivalent to those paid by us to common stockholders. During the three months ended March 31, 2019, we paid $13.2 million of distributions to common stockholders and OP Unit holders, and as of March 31, 2019, we recorded $16.1 million of distributions payable to common stockholders and OP Unit holders. To qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.

Description of Certain Debt

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate outstanding principal balance of $513.2 million as of March 31, 2019. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).

Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (1) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), with an aggregate outstanding principal balance of $271.3 million as of March 31, 2019 and (2) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $241.9 million as of March 31, 2019. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of March 31, 2019, we had pledged 349 properties, with a net investment amount of $611.9 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

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

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended March 31, 2019, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $5.8 million on cash collections of $15.1 million, which represents a debt service coverage ratio (as defined in the program documents) of 1.55 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2016-1 Notes mature in November 2046 and have a weighted average annual interest rate of 4.51% as of March 31, 2019. However, the anticipated repayment date for the Series 2016-1 Notes is November 2021, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.16% as of March 31, 2019. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

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

An event of default will occur if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in compliance with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of March 31, 2019, we were in material compliance with all such covenants.

As of March 31, 2019, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for the remainder of 2019 are $6.0 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.

Unsecured Revolving Credit Facility and Term Loan Facility

On June 25, 2018, we entered into the Revolving Credit Facility with a group of lenders, which provides senior unsecured revolving credit in the maximum aggregate initial original principal amount of up to $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were the joint lead arrangers of the facility, with Barclays Bank PLC acting as administrative agent. Under the Revolving Credit Facility, as of March 31, 2019, we had no outstanding borrowings and had $300.0 million of unused borrowing capacity.

On April 12, 2019, we entered into the Amended Credit Facility with a group of lenders, restating the pre-existing Revolving Credit Facility to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million through the Amended Revolving Credit Facility and to permit the incurrence of an additional $200.0 million in term loans through the Term Loan Facility.

The Amended Revolving Credit Facility has a term of four years from the amendment date, with an extension option of up to 12-months exercisable by us, subject to certain conditions, and the Term Loan Facility has a term of five years from the effective date of the amended agreement. The loans under each of the Amended Revolving Credit Facility and the Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Amended Revolving Credit Facility and the Term Loan Facility). The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At our election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P Global, Inc. (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. The Amended Credit Facility is freely pre-payable at any time and is mandatorily pre-payable by us if borrowings exceed the borrowing base or the facility limit. We may re-borrow amounts paid down on the Amended Revolving Credit Facility, subject to customary borrowing conditions. We may not re-borrow amounts paid down on the Term Loan Facility. We are required to pay revolving credit fees throughout the term of the Amended Credit Facility based upon our usage of the revolving portion of the facility, at a rate which depends on our usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. We are required to pay a ticking fee on the Term Loan Facility for the period from the effective date of the Amended Credit Facility until the date the term loans are drawn (which must occur prior to November 22, 2019). The Amended Credit Facility has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility (either through increased revolving commitments or additional term loans) by up to $200.0 million.

The Operating Partnership is the borrower under the Amended Credit Facility, and we and each of the subsidiaries of the Operating Partnership that owns a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Facility. Certain actions described herein as being permitted to be taken by “us” or options to exercise certain rights under the Amended Credit Facility are in some cases required to be exercised through the Operating Partnership as borrower.

We are subject to financial covenants under the Amended Credit Facility, including maintaining: a limitation on total consolidated leverage of not more than 60% of the total value of certain of our assets (including unencumbered cash and cash equivalents, the value of real property assets, mortgage notes receivable and up to $10 million of construction or redevelopment costs) (“Total Consolidated Assets”) with a step up on two non-consecutive occasions to 65%, at our election, for two consecutive quarters each following a material acquisition; a consolidated fixed charge coverage ratio of at least 1.50x; a consolidated tangible net worth of at least 75% of our tangible net worth at the date of the Amended Credit Facility plus 75% of future net equity proceeds; a consolidated secured leverage ratio of not more than 50% of our Total Consolidated Assets; a secured recourse debt ratio of not more than 10% of our Total Consolidated Assets; an unencumbered leverage ratio of not more than 60% of our consolidated unencumbered assets with a step up on two non-consecutive occasions to 65%, at our election, for two consecutive quarters each following a material acquisition; and an unencumbered interest coverage ratio of at least 1.75x.

The Amended Credit Facility restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to qualify or maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended. The Amended Credit Facility contains certain covenants that, subject to exceptions, limit or restrict our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

Cash Flows

The following discussion of changes in cash flows includes the results of the Company and the Predecessor collectively for the periods presented.

Comparison of the three months ended March 31, 2019 and the three months ended March 31, 2018

As of March 31, 2019, we had $109.1 million of cash and cash equivalents and $4.9 million of restricted cash as compared to $1.8 million and $9.3 million, respectively, as of March 31, 2018.

Cash Flows for the three months ended March 31, 2019

During the three months ended March 31, 2019, net cash provided by operating activities was $17.0 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to a net income adjusted for non-cash items of $18.0 million (net income of $8.7 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of real estate, net, straight-line rent receivable, equity-based compensation and adjustments to rental revenue for tenant credit, of $9.3 million).These cash inflows were partially offset by an increase in prepaid expenses and other assets of $0.3 million and a decrease in accrued liabilities and other payables of $0.7 million.

Net cash used in investing activities during the three months ended March 31, 2019 was $105.7 million. Our net cash used in investing activities is generally used to fund property acquisitions, the development of our construction in progress, investments in loans receivable and, to a limited extent, capital expenditures, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing receivables. The cash used in investing activities included $113.6 million to acquire investments in real estate, $1.1 million to fund construction in progress, $0.2 million of investments in loans receivable, $1.3 million for capital expenditures subsequent to acquisition and $2.0 million paid to tenants as lease incentives. These cash outflows were partially offset by $10.5 million of proceeds from sales of investments, net of disposition costs, approximately $21,000 of principal collections on our direct financing lease receivables and a decrease of $2.0 million in deposits on prospective real estate investments.

Net cash provided by financing activities of $186.6 million during the three months ended March 31, 2019 related to cash inflows of $235.7 million from the issuance of common stock in the Follow-On Offering and $52.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by $2.0 million of repayments of secured borrowing principal, $86.0 million of repayments on the Revolving Credit Facility and the payment of $13.2 million in dividends.

Cash Flows for the three months ended March 31, 2018

During the three months ended March 31, 2018, net cash provided by operating activities was $5.2 million. Cash inflows related to a net income adjusted for non-cash items of $7.5 million (net income of $1.1 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of real estate, net, straight-line rent receivable, equity-based compensation and allowance for doubtful accounts, of $6.4 million). These cash inflows were partially offset by a net increase in prepaid expenses and other assets of $1.9 million and a decrease in accrued liabilities and other payables of $0.4 million.

Net cash used in investing activities during the three months ended March 31, 2018 was $56.4 million. The cash used in investing activities included $59.1 million to acquire investments in real estate, $5.1 million to fund construction in progress. These cash outflows were partially offset by $7.7 million of proceeds from sales of investments, net of disposition costs, approximately $18,000 of principal collections on our direct financing lease receivables and a decrease of approximately $36,000 in deposits on prospective real estate investments.

Net cash provided by financing activities of $42.9 million during the three months ended March 31, 2018 related to cash inflows of $45.0 million from the issuance of notes payable to related parties and $50.0 million of capital contributions. These cash inflows were partially offset by $50.0 million of payments of principal on notes payable to related parties, $2.1 million of repayments of secured borrowing principal and the payment of approximately $18,000 of deferred financing costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

The following table provides information with respect to our commitments as of March 31, 2019:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2019	2020 - 2021	2022 - 2023	Thereafter
Secured Borrowings—Principal	$513,155	$6,044	$275,977	$8,804	$222,330
Secured Borrowings—Fixed Interest (1)	82,639	16,651	42,441	18,930	4,617
Tenant Construction Financing and Reimbursement Obligations (2)	23,932	23,932	—	—	—
Operating Lease Obligations (3)	5,893	1,023	2,098	1,678	1,094
Total	$625,619	$47,650	$320,516	$29,412	$228,041

(1)	Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.
(2)

Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually-specified rent that generally increases proportionally with our funding.

(3)	Includes $1.4 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) to amend the accounting for leases. The new standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, lease modifications and lease executory costs for all entities. Certain changes to the guidance pertaining to sale-leaseback transactions may impact us. For example, the inclusion of a purchase option in the lease associated with a sale-leaseback transaction will now result in the lessor accounting for such transaction as a financing arrangement.

ASU 2016-02 was effective on January 1, 2019 and, in accordance with the provisions of ASU 2018-11, Leases (Topic 842), Targeted Improvements, was adopted by us using the modified retrospective approach as of the beginning of the period of adoption. There was no impact to retained earnings at the time of adoption and, therefore, no cumulative-effect adjustment was recorded. At the time of adoption, both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard. We applied this package of practical expedients and, as such, at the time of adoption did not reassess the classification of existing lease contracts, whether existing or expired contracts contain a lease or whether a portion of initial direct costs for existing leases should have been expensed. In addition, we adopted the practical expedient provided in ASU 2018-11 that allows lessors to not separate non-lease components from the related lease components. We made this determination as the timing and pattern of transfer for the lease and non-lease components associated with our leases are the same and the lease components, if accounted for separately, would be classified as operating leases in accordance with ASC 842.

The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, we are also a lessee under several ground lease arrangements and under our corporate office and office equipment leases. We have completed our inventory and evaluation of these leases, have calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments and have recognized a $4.8 million right-of-use asset and lease liability upon adoption. For a portion of our ground lease arrangements, the sublessees, or our tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, is presented on a gross basis in the consolidated statements of income. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

Substantially all of our lease contracts (under which we are the lessor) are “triple-net” leases, which means that our tenants are responsible for making payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties we lease to them. Under the previous lease accounting guidance, these payments were excluded from rental revenue. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This update requires us to exclude from variable lease payments, and therefore revenue and expense, costs paid by our tenants directly to third parties (a net presentation). Costs paid by us and reimbursed by our tenants are included in rental revenue and property expenses (a gross presentation) in our consolidated statements of operations and comprehensive income.

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

In February 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) establishing ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Our Real Estate Investment Portfolio

As of March 31, 2019, we had a portfolio of  properties, including one undeveloped land parcel and 3 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $115.1 million. Our 172 tenants operate 197 different concepts in 16 industries across 44 states. None of our tenants represented more than 4.5% of our portfolio at March 31, 2019, and our top ten largest tenants represented 30.5% of our annualized base rent as of that date.

Diversification by Tenant

As of March 31, 2019, our top ten tenants included ten different concepts: Captain D’s, Art Van Furniture, Mister Car Wash, Zips Car Wash, AMC Theatres, Malvern School, R-Stores, Boston Sports Club and 84 Lumber and VASA Fitness. Our 709 properties are operated by our 172 tenants. The following table details information about our tenants and the related concepts as of March 31, 2019 (dollars in thousands):

				% of
		Number of	Annualized	Annualized
Tenant(1)	Concept	Properties (2)	Base Rent	Base Rent
Captain D's, LLC	Captain D's	77	$5,237	4.5%
AVF Parent, LLC	Art Van Furniture	5	4,480	3.9%
Car Wash Partners, Inc.	Mister Car Wash	13	4,195	3.6%
Zips Car Wash, LLC	Zips Car Wash	15	3,833	3.3%
American Multi-Cinema, Inc. (3)	AMC Theatres	5	3,668	3.2%
Malvern School Properties, LP	Malvern School	13	3,084	2.7%
Riiser Fuel Holdings, LLC	R-Store	26	2,929	2.5%
Town Sports International Holdings, Inc.	Boston Sports Club	3	2,668	2.3%
Magerko Real Estate, LLC	84 Lumber	19	2,643	2.3%
VASA Fitness, LLC	VASA Fitness	5	2,589	2.2%
Top 10 Subtotal		181	35,326	30.5%
Other		528	79,783	69.5%
Total/Weighted Average		709	$115,109	100.0%

(1)	Represents tenant or guarantor.
(2)	Excludes one vacant property and one undeveloped land parcel. Includes 3 properties which secure our investments in mortgage loans receivable.
(3)	Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.

As of March 31, 2019, our five largest tenants, who contributed 18.5% of our annualized base rent, had a rent coverage ratio of 2.62x, and our ten largest tenants, who contributed 30.5% of our annualized base rent, had a rent coverage ratio of 2.84x.

As of March 31, 2019, 91.1% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept

Our tenants operate their businesses across 197 concepts. The following table details those concepts as of March 31, 2019 (dollars in thousands):

		Annualized	% of
		Base	Annualized	Number of	Building
Concept	Type of Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)
Captain D's	Service	$5,703	5.0%	82	211,356
Art Van Furniture	Retail	4,480	3.9%	5	284,713
Mister Car Wash	Service	4,195	3.6%	13	54,621
Zips Car Wash	Service	3,833	3.3%	15	58,511
AMC Theatres	Experience	3,668	3.2%	5	240,672
The Malvern School	Service	3,100	2.7%	18	93,689
Applebee's	Service	3,084	2.7%	13	149,781
R-Store	Service	2,929	2.5%	26	106,870
Boston Sports Club	Experience	2,668	2.3%	3	245,475
84 Lumber	Other	2,643	2.3%	19	896,956
Top 10 Subtotal		36,303	31.5%	199	2,342,644
Other		78,806	68.5%	510	4,052,564
Total		$115,109	100.0%	709	6,395,208

(1)	Excludes one vacant property and one undeveloped land parcel. Includes 3 properties which secure our investments in mortgage loans receivable.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2019 (dollars in thousands):

		Annualized	% of
	Type of	Base	Annualized	Number of	Building	Rent Per
Tenant Industry	Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)	Sq. Ft. (2)
Quick Service	Service	$15,922	13.8%	200	540,323	$29.83
Car Washes	Service	12,693	11.0%	49	228,377	55.58
Early Childhood Education	Service	12,401	10.8%	54	615,728	19.38
Medical / Dental	Service	11,082	9.6%	76	434,020	24.83
Convenience Stores	Service	9,607	8.3%	79	310,421	30.95
Casual Dining	Service	7,644	6.6%	57	338,820	22.94
Automotive Service	Service	6,999	6.1%	56	382,841	18.55
Family Dining	Service	4,253	3.7%	27	157,410	27.02
Pet Care Services	Service	2,911	2.6%	22	133,729	19.50
Other Services	Service	2,501	2.2%	16	134,752	18.56
Service Subtotal		86,013	74.7%	636	3,276,421	26.07
Health and Fitness	Experience	8,956	7.8%	20	806,000	10.68
Movie Theatres	Experience	4,299	3.7%	6	293,206	14.66
Entertainment	Experience	6,300	5.5%	17	597,408	10.55
Experience Subtotal		19,555	17.0%	43	1,696,614	11.32
Home Furnishings	Retail	6,686	5.8%	10	493,027	13.56
Grocery	Retail	212	0.2%	1	32,190	6.58
Retail Subtotal		6,898	6.0%	11	525,217	13.13
Building Materials	Other	2,643	2.3%	19	896,956	2.95
Total		$115,109	100.0%	709	6,395,208	$17.83

(1)	Excludes one vacant property and one undeveloped land parcel. Includes 3 properties which secure our investments in mortgage loans receivable.
(2)	Excludes properties with no annualized base rent and properties under construction.

As of March 31, 2019, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.2x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.3x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 7.3x.

Diversification by Geography

Our 711 property locations are spread across 44 states. The following table details the geographical locations of our properties as of March 31, 2019 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)
Texas	$13,550	11.8%	75	813,419
Georgia	12,373	10.7%	83	479,766
Florida	7,023	6.1%	45	338,565
Michigan	6,856	6.0%	29	424,179
Alabama	5,981	5.2%	45	431,743
Minnesota	5,342	4.6%	30	437,558
Arkansas	4,830	4.2%	33	150,651
Wisconsin	4,461	3.9%	33	185,725
North Carolina	4,212	3.7%	17	312,023
Tennessee	4,075	3.5%	34	177,277
Pennsylvania	3,610	3.1%	18	182,068
Ohio	3,372	2.9%	21	430,118
New York	3,087	2.7%	31	76,229
South Carolina	2,900	2.5%	15	154,364
Arizona	2,869	2.5%	13	89,442
Massachusetts	2,714	2.4%	4	247,875
New Mexico	2,624	2.3%	17	81,896
Iowa	2,414	2.1%	18	100,608
Colorado	2,317	2.0%	15	152,264
Louisiana	1,975	1.7%	11	72,930
Maryland	1,895	1.6%	8	75,473
Missouri	1,757	1.4%	13	72,729
Indiana	1,634	1.4%	14	77,163
Mississippi	1,573	1.4%	11	67,134
Kansas	1,380	1.2%	5	96,153
Illinois	1,354	1.2%	13	63,397
Oklahoma	1,230	1.1%	9	73,232
Kentucky	1,180	1.0%	10	94,483
Connecticut	994	0.9%	6	34,751
Virginia	869	0.8%	4	38,726
Oregon	723	0.6%	3	102,636
Utah	540	0.5%	1	42,540
West Virginia	536	0.5%	7	50,146
New Jersey	412	0.4%	3	19,091
Nebraska	391	0.3%	4	13,342
Idaho	374	0.3%	1	35,433
California	351	0.3%	2	28,739
Alaska	301	0.3%	2	6,630
Wyoming	261	0.2%	1	10,001
North Dakota	255	0.2%	1	6,041
Nevada	222	0.2%	1	34,777
New Hampshire	140	0.1%	3	9,914
Washington	80	0.1%	1	2,404
Maine	72	0.1%	1	3,395
Total	$115,109	100.0%	711	6,397,029

(1)	Includes 3 properties which secure our investments in mortgage loans receivable.

Lease Expirations

As of March 31, 2019, the weighted average remaining term of our leases was 14.5 years (based on annualized base rent), with only 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2024. The following table sets forth our lease expirations for leases in place as of March 31, 2019 (dollars in thousands):

				Weighted
	Annualized	% of Annualized	Number of	Average Rent
Lease Expiration Year (1)	Base Rent	Base Rent	Properties (2)	Coverage Ratio (3)
2019	$589	0.5%	9	2.9	x
2020	812	0.7%	9	2.6	x
2021	757	0.7%	9	3.4	x
2022	764	0.7%	5	3.9	x
2023	2,218	1.9%	13	2.9	x
2024	2,507	2.2%	17	2.3	x
2025	894	0.8%	9	3.6	x
2026	1,890	1.6%	10	2.6	x
2027	8,191	7.1%	45	2.7	x
2028	2,905	2.5%	18	2.9	x
2029	3,610	3.1%	57	3.6	x
2030	4,407	3.8%	42	3.3	x
2031	4,770	4.1%	30	3.4	x
2032	11,186	9.7%	72	2.8	x
2033	9,639	8.4%	45	2.3	x
2034	10,254	8.9%	60	3.1	x
2035	541	0.5%	4	0.0	x
2036	2,463	2.1%	21	2.3	x
2037	22,853	19.9%	98	2.9	x
2038	18,266	15.9%	96	2.3	x
2039	4,587	4.0%	33	2.9	x
2040	1,006	0.9%	7	2.9	x
Total/Weighted Average	$115,109	100.0%	709	2.8	x

(1)	Expiration year of contracts in place as of March 31, 2019, excluding any tenant option renewal periods that have not been exercised.
(2)	Excludes one vacant property and one undeveloped land parcel. Includes 3 properties which secure our investments in mortgage loans receivable.
(3)	Weighted by annualized base rent.

Results of Operations

The following discussion includes the results of the Company’s and the Predecessor’s operations collectively for the periods presented.

Comparison of the three months ended March 31, 2019 and the three months ended March 31, 2018

	Three months ended March 31,
(dollar amounts in thousands)	2019	2018	Change	%
Revenues:
Rental revenue	$30,774	$20,093	$10,681	53.2%
Interest on loans and direct financing lease receivables	326	70	256	365.7%
Other revenue	7	4	3	75.0%
Total revenues	31,107	20,167	10,940

Expenses:
Interest	7,089	8,276	(1,187)	-14.3%
General and administrative	4,188	3,356	832	24.8%
Property expenses	1,247	347	900	259.4%
Depreciation and amortization	9,120	6,468	2,652	41.0%
Provision for impairment of real estate	1,440	1,849	(409)	-22.1%
Total expenses	23,084	20,296	2,788
Other operating income:
Gain on dispositions of real estate, net	676	1,232	(556)	-45.1%
Income from operations	8,699	1,103	7,596
Other income:
Interest	91	36	55	152.8%
Income before income tax expense	8,790	1,139	7,651
Income tax expense	67	30	37	123.3%
Net income	8,723	1,109	7,614
Net income attributable to non-controlling interests	(2,594)	—	(2,594)
Net income attributable to stockholders and members	$6,129	$1,109	$5,020

Rental revenue. Rental revenue increased by $10.7 million to $30.8 million for the three months ended March 31, 2019 as compared to $20.1 million for the three months ended March 31, 2018. The increase in rental revenue was primarily due to our acquisition of properties during the period from April 1, 2018 to March 31, 2019, which provided $10.1 million of additional rental revenue between the comparison periods. Additionally, our acquisition of properties during the three months ended March 31, 2018 provided an additional $0.8 million of rental revenue. This increase in revenue was offset by a decrease in rental revenue of $0.8 million due to sale of properties acquired prior to January 1, 2018. Additionally, there was an increase in reimbursable revenue of $0.7 million.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing receivables increased by $0.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to our investments in loans receivable beginning in the second quarter of 2018.

Other revenue. An increase of approximately $3,000 for the three months ended March 31, 2019 as compared to three months ended March 31, 2018 is a result of additional miscellaneous revenue during the three months ended March 31, 2019.

Interest expense. Interest expense decreased by $1.2 million to $7.1 million for the three months ended March 31, 2019 as compared to $8.3 million for the three months ended March 31, 2018. The decrease in interest expense was primarily due to a reduction of interest expense of $2.1 million due to repayment of notes payable to related parties in June 2018 and a reduction of interest expense of $0.1 million on the notes issued under our Master Trust Funding Program. This decrease was partially offset by $0.9 million of additional interest expense related to the Revolving Credit Facility that was entered into in June 2018.

General and administrative expenses. General and administrative expenses increased $0.8 million to $4.2 million for the three months ended March 31, 2019 as compared to $3.4 million for the three months ended March 31, 2018. This increase in general and administrative expenses was primarily due to the increased costs of operating as a public company in 2019, including increased equity-based compensation expense, legal fees and directors’ fees.

Property expenses. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Property expenses increased by $0.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in property expenses was primarily due to an increase in reimbursable costs during the three months ended March 31, 2019.

Depreciation and amortization expense. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of related lease intangibles. Depreciation and amortization expense increased by $2.7 million to $9.1 million for the three months ended March 31, 2019 as compared to $6.5 million for the three months ended March 31, 2018. The increase in depreciation and amortization expense during the three months ended March 31, 2019 was due to the inclusion of depreciation and amortization expense for properties acquired during the period from April 1, 2018 to March 31, 2019, which added $3.0 million of additional depreciation and amortization expense, and $0.3 million of additional depreciation and amortization expense recorded during the three months ended March 31, 2019 on properties that were acquired during the three months ended March 31, 2018. These increases were partially offset by a reduction in depreciation and amortization expense of $0.6 million on properties that were disposed during the period from January 1, 2018 to March 31, 2019.

Provision for impairment of real estate. Impairment charges on real estate investments were $1.4 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, we recorded a provision for impairment of real estate at four and seven of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $0.6 million to $0.7 million for the three months ended March 31, 2019 as compared to $1.2 million for the three months ended March 31, 2018. We disposed of seven real estate properties during the three months ended March 31, 2019 compared to six real estate properties during the three months ended March 31, 2018.

Interest income. Interest income increased by $0.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the three months ended March 31, 2019 because of funds raised through the Follow-On Offering.

Income tax expense. Income tax expense increased by approximately $37,000 to $0.1 million for the three months ended March 31, 2019 as compared to approximately $30,000 for the three months ended March 31, 2018. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The increase in income tax expense was primarily due to the continued growth of our real estate investment portfolio and our expansion into new jurisdictions where we are subject to taxation.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: funds from operations (“FFO”), adjusted funds from operations (“AFFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), adjusted EBITDAre, annualized adjusted EBITDAre, net debt, net operating income (“NOI”) and cash NOI (“Cash NOI”). We believe these non-GAAP financial measures are accepted industry measures used by analysts and investors to compare the operating performance of REITs.

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

To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our core operating performance, including straight-line rental revenue, non-cash interest expense, non-cash compensation expense, other amortization and non-cash charges, capitalized interest expense and transaction costs. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by non-cash and certain other revenues and expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$8,723	$1,109
Depreciation and amortization of real estate	9,097	6,467
Provision for impairment of real estate	1,440	1,849
Gain on dispositions of real estate, net	(676)	(1,232)
FFO attributable to stockholders and members and non-controlling interests	18,584	8,193
Adjustments:
Straight-line rental revenue, net	(2,903)	(1,650)
Non-cash interest expense	816	576
Non-cash compensation expense	1,226	178
Other amortization and non-cash charges	231	176
Capitalized interest expense	(25)	(53)
Transaction costs	—	8
AFFO attributable to stockholders and members and non-controlling interests	$17,929	$7,428

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$8,723	$1,109
Depreciation and amortization	9,120	6,468
Interest expense	7,089	8,276
Interest income	(91)	(36)
Income tax expense	67	30
EBITDA attributable to stockholders and members and non-controlling interests	24,908	15,847
Provision for impairment of real estate	1,440	1,849
Gain on dispositions of real estate, net	(676)	(1,232)
EBITDAre attributable to stockholders and members and non-controlling interests	$25,672	$16,464

We further adjust EBITDAre i) based on an estimate calculated as if all acquisition and disposition activity that took place during the quarter had been made on the first day of the quarter and to eliminate the impact of contingent rental revenue from our tenants which are subject to sales thresholds specified in the lease (“Adjusted EBITDAre”). We then annualize Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”), which we believe provides a meaningful estimate of our current run rate for all properties owned as of the date of this report. You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre for a variety of reasons.

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2019:

(in thousands)	Three months ended March 31, 2019
Net income	$8,723
Depreciation and amortization	9,120
Interest expense	7,089
Interest income	(91)
Income tax expense	67
EBITDA attributable to stockholders and non-controlling interests	24,908
Provision for impairment of real estate	1,440
Gain on dispositions of real estate, net	(676)
EBITDAre attributable to stockholders and non-controlling interests	25,672
Adjustment for current quarter acquisition and disposition activity (1)	1,629
Adjustment to exclude certain percentage rent (2)	(263)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$27,038

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$108,152

(1)	Adjustment assumes all acquisitions and dispositions of real estate investments made during the three months ended March 31, 2019 had occurred on January 1, 2019.
(2)	Adjustment excludes contingent rent (based on a percentage of the tenant’s gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease.

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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2019	December 31, 2018
Secured borrowings, net of deferred financing costs	$504,727	$506,116
Revolving credit facility	—	34,000
Total debt	504,727	540,116
Deferred financing costs, net	8,428	9,004
Gross debt	513,155	549,120
Cash and cash equivalents	(109,113)	(4,236)
Restricted cash deposits held for the benefit of lenders	(4,910)	(12,003)
Net debt	$399,132	$532,881

We calculate NOI as total revenues less property expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net income or loss. Cash NOI further excludes non-cash items included in total revenues and property expenses, such as straight-line rental revenue and other amortization and non-cash charges. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those income and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$8,723	$1,109
Interest expense	7,089	8,276
General and administrative expense	4,188	3,356
Depreciation and amortization	9,120	6,468
Provision for impairment of real estate	1,440	1,849
Interest income	(91)	(36)
Income tax expense	67	30
Gain on dispositions of real estate, net	(676)	(1,232)
NOI attributable to stockholders and members and non-controlling interests	29,860	19,820
Straight-line rental revenue, net	(2,903)	(1,650)
Other amortization and non-cash charges	229	178
Cash NOI attributable to stockholders and members and non-controlling interests	$27,186	$18,348

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we primarily borrow on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding acquisitions. As of March 31, 2019, we had $513.2 million of borrowings under our Master Trust Funding Program, which bears interest at a weighted average fixed rate of 4.35% per annum as of such date, and had no borrowings outstanding under the Revolving Credit Facility. Therefore, an increase or decrease in interest rates would result in no increase or decrease in our interest expense.

We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction or acquire a leased property and the time we finance the related real estate with long-term fixed-rate debt. In addition, when our long-term debt matures, we may have to refinance the debt at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control. Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. Additionally, our long-term debt generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity. While we have not done so to date, we may, in the future, use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not intend to use derivative instruments for trading or speculative purposes.

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

Fair Value of Fixed-Rate Indebtedness

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2019:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$513,155	$515,293

(1)	Excludes net deferred financing costs of $8.4 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the SEC on February 28, 2019. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: May 8, 2019	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Hillary P. Hai
Hillary P. Hai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)