Form 10-Q
period 2019-06-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2019-08-08
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the registrant had 76,328,165 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$502,561	$420,848
Building and improvements	1,038,589	885,656
Lease incentives	4,794	2,794
Construction in progress	7,079	1,325
Intangible lease assets	74,079	66,421
Total real estate investments, at cost	1,627,102	1,377,044
Less: accumulated depreciation and amortization	(69,010)	(51,855)
Total real estate investments, net	1,558,092	1,325,189
Loans and direct financing lease receivables, net	30,659	17,505
Real estate investments held for sale, net	2,474	—
Net investments	1,591,225	1,342,694
Cash and cash equivalents	7,816	4,236
Restricted cash	10,128	12,003
Straight-line rent receivable, net	19,610	14,255
Prepaid expenses and other assets, net	14,524	7,712
Total assets (1)	$1,643,303	$1,380,900

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$306,553	$506,116
Unsecured term loan, net of deferred financing costs	199,097	—
Revolving credit facility	67,000	34,000
Intangible lease liabilities, net	9,778	11,616
Dividend payable	16,917	13,189
Accrued liabilities and other payables	13,442	4,938
Total liabilities (1)	612,787	569,859
Commitments and contingencies (see Note 12)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 57,825,460 and 43,749,092 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	578	431
Additional paid-in capital	806,376	569,407
Distributions in excess of cumulative earnings	(18,447)	(7,659)
Accumulated other comprehensive loss	(2,913)	—
Total stockholders' equity	785,594	562,179
Non-controlling interests	244,922	248,862
Total equity	1,030,516	811,041
Total liabilities and equity	$1,643,303	$1,380,900

(1)

The consolidated balance sheets of Essential Properties Realty Trust, Inc. include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 6. As of June 30, 2019 and December 31, 2018, with the exception of $12.7 million and $9.2 million, respectively, of dividends payable and $0.2 million of prepaid expenses and other assets, net as of June 30, 2019, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE.

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$32,111	$21,554	$62,884	$41,647
Interest on loans and direct financing lease receivables	403	89	729	159
Other revenue, net	241	22	248	25
Total revenues	32,755	21,665	63,861	41,831

Expenses:
Interest (including $2,524 and $4,603 to related parties during the three and six months ended June 30, 2018)	5,779	8,634	12,867	16,911
General and administrative	4,737	2,987	8,925	6,343
Property expenses	645	380	1,892	727
Depreciation and amortization	10,105	7,611	19,225	14,079
Provision for impairment of real estate	481	907	1,921	2,756
Total expenses	21,747	20,519	44,830	40,816
Other operating income:
Gain on dispositions of real estate, net	3,474	2,412	4,150	3,645
Income from operations	14,482	3,558	23,181	4,660
Other (loss)/income:
Loss on repurchase of secured borrowings	(4,353)	—	(4,353)	—
Interest	518	28	609	64
Income before income tax expense	10,647	3,586	19,437	4,724
Income tax expense	76	87	143	117
Net income	10,571	3,499	19,294	4,607
Net income attributable to non-controlling interests	(2,620)	(99)	(5,214)	(99)
Net income attributable to stockholders and members	$7,951	$3,400	$14,080	$4,508

	Three months ended June 30, 2019	Period from June 25, 2018 to June 30, 2018	Six months ended June 30, 2019	Period from June 25, 2018 to June 30, 2018
Basic weighted average shares outstanding	57,103,676	40,976,901	51,204,733	40,976,901
Basic net income per share	$0.14	$0.01	$0.27	$0.01

Diluted weighted average shares outstanding	76,665,905	60,033,453	70,686,969	60,033,453
Diluted net income per share	$0.14	$0.01	$0.27	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$10,571	$3,499	$19,294	$4,607
Other comprehensive loss:
Unrealized loss on cash flow hedges	(3,774)	—	(3,774)	—
Cash flow hedge gains reclassified to interest expense	(99)	—	(99)	—
Total other comprehensive loss:	(3,873)	—	(3,873)	—
Comprehensive income	6,698	3,499	15,421	4,607
Net income attributable to non-controlling interests	(2,620)	(99)	(5,214)	(99)
Adjustment for cash flow hedge losses attributable to non-controlling interests	960	—	960	—
Comprehensive income attributable to stockholders and members	$5,038	$3,400	$11,167	$4,508

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/ Members’ Equity

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$—	$—	$—	$—	$—	$562,179	$248,862	$811,041
Common stock issued	14,030,000	140	245,385	—	—	—	—	—	—	245,525	—	245,525
Costs related to issuance of common stock	—	—	(10,887)	—	—	—	—	—	—	(10,887)	—	(10,887)
Share-based compensation expense	46,368	—	1,007	—	—	—	—	—	—	1,007	—	1,007
Unit-based compensation expense	—	—	227	—	—	—	—	—	—	227	—	227
Dividends declared on common stock and OP Units	—	—	—	(12,143)	—	—	—	—	—	(12,143)	(4,002)	(16,145)
Net income	—	—	—	6,129	—	—	—	—	—	6,129	2,594	8,723
Balance at March 31, 2019	57,825,460	571	805,139	(13,673)	—	—	—	—	—	792,037	247,454	1,039,491
Unrealized losses on cash flow hedges	—	—	—	—	(2,839)	—	—	—	—	(2,839)	(935)	(3,774)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(74)	—	—	—	—	(74)	(25)	(99)
Share-based compensation expense	—	7	1,021	—	—	—	—	—	—	1,028	—	1,028
Unit-based compensation expense	—	—	216	—	—	—	—	—	—	216	—	216
Dividends declared on common stock and OP Units	—	—	—	(12,725)	—	—	—	—	—	(12,725)	(4,192)	(16,917)
Net income	—	—	—	7,951	—	—	—	—	—	7,951	2,620	10,571
Balance at June 30, 2019	57,825,460	$578	$806,376	$(18,447)	$(2,913)	$—	$—	$—	$—	$785,594	$244,922	$1,030,516

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/ Members’ Equity - Continued

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2017	—	$—	$—	$—	$—	$86,668	$574	$94,064	$96	$181,402	$—	$181,402
Contributions	—	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit-based compensation expense	—	—	—	—	—	—	193	—	49	242	—	242
Net income	—	—	—	—	—	528	—	581	—	1,109	—	1,109
Balance at March 31, 2018	—	—	—	—	—	137,196	767	94,645	145	232,753	—	232,753
Unit-based compensation expense	—	—	—	—	—	—	180	—	21	201	—	201
Net income	—	—	—	—	—	1,886	—	1,290	—	3,176	—	3,176
Balance at June 24, 2018	—	—	—	—	—	139,082	947	95,935	166	236,130	—	236,130
Contribution of Predecessor equity in exchange for OP Units	—	—	—	—	—	(139,082)	(947)	(95,935)	(166)	(236,130)	236,130	—
Initial public offering	32,500,000	325	454,675	—	—	—	—	—	—	455,000	—	455,000
Concurrent private placement of common stock	7,785,611	78	108,921	—	—	—	—	—	—	108,999	—	108,999
Concurrent private placement of OP Units	—	—	—	—	—	—	—	—	—	—	16,001	16,001
Costs related to initial public offering	—	—	(32,053)	—	—	—	—	—	—	(32,053)	—	(32,053)
Share-based compensation expense	691,290	—	46	—	—	—	—	—	—	46	—	46
Net income	—	—	—	222	—	—	—	—	—	222	99	321
Balance at June 30, 2018	40,976,901	$403	$531,589	$222	$—	$—	$—	$—	$—	$532,214	$252,230	$784,444

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$19,294	$4,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,225	14,079
Amortization of lease incentive	132	77
Amortization of above/below market leases and right of use assets, net	309	130
Amortization of deferred financing costs and other assets	1,527	1,165
Loss on repurchase of secured borrowings	4,353	—
Provision for impairment of real estate	1,921	2,756
Gain on dispositions of real estate, net	(4,150)	(3,645)
Straight-line rent receivable	(5,898)	(3,518)
Equity-based compensation expense	2,473	347
Adjustment to rental revenue for tenant credit/allowance for doubtful accounts	25	130
Changes in other assets and liabilities:
Prepaid expenses and other assets	(3,035)	1,020
Accrued liabilities and other payables	(339)	(3,573)
Net cash provided by operating activities	35,837	13,575
Cash flows from investing activities:
Proceeds from sales of investments, net	32,227	21,500
Principal collections on loans and direct financing lease receivables	4,664	35
Investments in loans receivable	(23,566)	(3,632)
Deposits for prospective real estate investments	1,618	285
Investment in real estate, including capital expenditures	(272,364)	(266,579)
Investment in construction in progress	(5,754)	(8,754)
Lease incentives paid	(2,000)	—
Net cash used in investing activities	(265,175)	(257,145)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	—	154,000
Payments of principal on notes payable to related parties	—	(384,000)
Repayments of secured borrowings	(3,954)	(3,959)
Repurchase of secured borrowings	(201,400)	—
Principal received on repurchased secured borrowings	564	—
Borrowings under term loan facility	200,000	—
Borrowings under revolving credit facility	119,000	—
Repayments under revolving credit facility	(86,000)	—
Deferred financing costs	(2,471)	(3,284)
Capital contributions by members in Predecessor	—	50,000
Proceeds from issuance of common stock, net	235,704	427,700
Offering costs	(1,066)	(1,286)
Proceeds from concurrent private placement of OP Units	—	16,001
Proceeds from concurrent private placement of common stock	—	108,999
Dividends paid	(29,334)	—
Net cash provided by financing activities	231,043	364,171
Net increase (decrease) in cash and cash equivalents and restricted cash	1,705	120,601
Cash and cash equivalents and restricted cash, beginning of period	16,239	19,430
Cash and cash equivalents and restricted cash, end of period	$17,944	$140,031
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$7,816	$131,387
Restricted cash	10,128	8,644
Cash and cash equivalents and restricted cash, end of period	$17,944	$140,031

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$14,266	$16,258
Cash paid for income taxes	—	27
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$—	$1,567
Net settlement of proceeds on the purchase and sale of investments	4,960	—
Non-cash investments in real estate and loan receivable activity	5,748	—
Lease liabilities arising from the recognition of right of use assets	4,822	—
Unrealized losses on cash flow hedges	3,873	—
Contribution of Predecessor equity in exchange for OP Units	—	126,130
Payable and accrued offering costs	—	3,467
Underwriters discount on capital raised through issuance of common stock	9,821	27,300
Payable and accrued deferred financing costs	—	261
Dividends declared	16,917	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2019

1. Organization

Essential Properties Realty Trust, Inc. (“EPRT Inc.” or the “Company”) is an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. EPRT Inc. has a diversified portfolio that focuses on properties leased to tenants in businesses such as restaurants (including quick service, casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness. EPRT Inc. generally acquires and leases freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the SEC. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Reclassification

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation of gain on dispositions of real estate, net on the consolidated statements of operations for the three and six months ended June 30, 2019. The Company has presented gain on dispositions of real estate, net as a component of income from operations in order to present gains and losses on dispositions of properties in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 360-10-45-5. This change in presentation was made for the prior period as the SEC has eliminated Rule 3-15(a) of Regulation S-X, which previously had required the Company to present gains and losses on sale of properties outside of continuing operations in the Company’s consolidated statements of operations. Additionally, the Company changed the presentation of its consolidated statements of stockholders’/members’ equity for the six months ended June 30, 2018 as the SEC extended the annual disclosure requirements for changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods, now requiring both the year-to-date information and subtotals for each interim period.

Additionally, certain amounts previously reported in the consolidated statements of operations have been reclassified to conform to the current period’s presentation of rental revenue (due to the adoption of the new lease accounting standard, as discussed further below), interest income and income tax expense.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2019 and December 31, 2018, the Company held a 75.2% and 69.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 15—Subsequent Events for changes in the ownership interest in the Operating Partnership subsequent to June 30, 2019.

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

Real estate investments that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company’s operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations for all applicable periods.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the three months ended June 30, 2019 and 2018, the Company recorded $8.5 million and $5.7 million, respectively, of depreciation on its real estate investments. During the six months ended June 30, 2019 and 2018, the Company recorded $16.3 million and $10.9 million, respectively, of depreciation on its real estate investments.

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

If a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values, is charged to depreciation and amortization expense, while above- and below-market lease adjustments are recorded within rental revenue in the consolidated statements of operations.

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

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. As of June 30, 2019 and December 31, 2018, the Company had no allowance for loan losses recorded in its consolidated financial statements.

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

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 840, Leases (“ASC 840”) (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of June 30, 2019 and December 31, 2018, the Company determined that none of its direct financing lease receivables were impaired.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations. During the three months ended June 30, 2019 and 2018, the Company recorded a provision for impairment of real estate of $0.5 million and $0.9 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded a provision for impairment of real estate of $1.9 million and $2.8 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of June 30, 2019 and December 31, 2018, the Company had deposits of $7.8 million and $4.2 million, respectively, of which $7.6 million and $4.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash consists of cash held with the trustee for the Company’s Master Trust Funding Program (as defined in Note 6—Secured Borrowings). This restricted cash is used to make principal and interest payments on the Company’s secured borrowings, to pay trust expenses and to acquire future real estate investments which will be pledged as collateral under the Master Trust Funding Program. See Note 6—Secured Borrowings for further discussion.

Adjustment to Rental Revenue for Tenant Credit/Allowance for Doubtful Accounts

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Prior to January 1, 2019, if the collectability of a receivable was in doubt, the accounts receivable and straight-line rent receivable balances were reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable was recorded in the consolidated statements of operations. The provision for doubtful accounts was included in property expenses in the Company’s consolidated statements of operations. If the accounts receivable balance or straight-line rent receivable balance was subsequently deemed to be uncollectible, such receivable amounts were written-off to the allowance for doubtful accounts.

As of January 1, 2019, if the assessment of the collectability of substantially all payments due under a lease changes from probable to not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current period adjustment to rental revenue in the consolidated statements of operations.

As of June 30, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of $0.2 million related to base rent receivable and recorded no allowance for doubtful accounts related to straight-line rent receivable. During the three and six months ended June 30, 2019, the Company recognized a current period adjustment to rental revenue of less than $0.1 million. During the three and six months ended June 30, 2018, the Company recorded an allowance for doubtful accounts as a part of property expenses of $0.1 million.

Deferred Financing Costs

Financing costs related to establishing the Company’s 2018 Credit Facility and Revolving Credit Facility (as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the facility and are reported as a component of prepaid expenses and other assets, net on the consolidated balance sheets.

Financing costs related to the issuance of the Company’s secured borrowings under the Master Trust Funding Program and Term Loan Facility (as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.

Derivative Instruments

In the normal course of business, the Company uses derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings.

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

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the three months ended June 30, 2019 and 2018, the Company recorded contingent rent of $0.2 million. During the six months ended June 30, 2019 and 2018, the Company recorded contingent rent of $0.6 million and $0.7 million, respectively.

Organizational Costs

Costs related to the initial organization of the Company and its subsidiaries are expensed as they are incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations.

Offering Costs

In connection with the IPO and the Follow-On Offering, the Company incurred legal, accounting and other offering-related costs. Such costs have been deducted from the gross proceeds of each of the IPO and Follow-On Offering. As of June 30, 2019 and December 31, 2018, the Company had capitalized a total of $46.0 million and $35.1 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of June 30, 2019 and December 31, 2018.

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

Income Taxes

EPRT Inc. intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our intended REIT election, the Company intends to meet the organizational and operational requirements and expects distributions to exceed net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.

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

As of June 30, 2019 and December 31, 2018, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations. During the three and six months ended June 30, 2019 and 2018, the Company did not record any interest or penalties, and there are no interest or penalties accrued at June 30, 2019 and December 31, 2018. The 2018, 2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

Equity-Based Compensation

In 2019 and 2018, EPRT Inc. granted shares of restricted common stock and restricted share units (“RSUs”) to its directors, executive officers and other employees that vest over multiple periods, subject to the recipient’s continued service. In 2019, EPRT Inc. granted performance-based RSUs to its executive officers, the final number of which is determined based off of market and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock, RSUs and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods.

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

Following the completion of the Formation Transactions, the Company concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018.

As of December 31, 2018, the Company concluded that an entity which it had provided a $5.7 million mortgage loan receivable was a VIE because the terms of the loan agreement limited the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, the Company was not the primary beneficiary of the entity, because the Company did not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2018, the carrying amount of the Company’s loan receivable with this entity was $5.7 million, and the Company’s maximum exposure to loss in this entity is limited to the carrying amount of its investment. The Company had no liabilities associated with this investment as of December 31, 2018. In March 2019, the borrowing entity under this mortgage loan settled the principal amount in full and the Company had no loan receivable from this entity as of June 30, 2019.

As of June 30, 2019, the Company concluded that three entities to which it had provided mortgage loans were VIEs because the entities’ equity is not sufficient to finance the activities without additional subordinated financial support. However, the Company was not the primary beneficiary of the entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance. As of June 30, 2019, the carrying amount of the Company’s loans receivable with these entities was $23.4 million, and the Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of June 30, 2019.

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

Net Income per Share

Net income per share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted share units with a market-based or service-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$10,571	$321	$19,294	$321
Less: net income attributable to non-controlling interests	(2,620)	(99)	(5,214)	(99)
Less: net income allocated to unvested restricted common stock and RSUs	(112)	—	(267)	—
Net income available for common stockholders: basic	7,839	222	13,813	222
Net income attributable to non-controlling interests	2,620	99	5,214	99
Net income available for common stockholders: diluted	$10,459	$321	$19,027	$321

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	57,825,460	40,976,901	51,932,547	40,976,901
Less: weighted average number of shares of unvested restricted common stock	(721,784)	(691,290)	(727,814)	(691,290)
Weighted average shares outstanding used in basic net income per share	57,103,676	40,285,611	51,204,733	40,285,611
Effects of dilutive securities: (1)
OP Units	19,056,552	19,056,552	19,056,552	19,056,552
Unvested restricted common stock and RSUs	505,677	—	425,684	—
Weighted average shares outstanding used in diluted net income per share	76,665,905	59,342,163	70,686,969	59,342,163

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office and office equipment leases. The Company completed its inventory and evaluation of these leases, calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments and recognized an initial $4.8 million right-of-use asset and lease liability upon adoption. For a portion of the Company’s ground lease arrangements, the sublessees, or the Company’s tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, is presented on a gross basis in the consolidated statements of operations. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

Substantially all of the Company’s lease contracts (under which the Company is the lessor) are “triple-net” leases, which means that its tenants are responsible for making payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties the Company leases to them. Under the previous lease accounting guidance, these payments were excluded from rental revenue. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This update requires the Company to exclude from variable lease payments, and therefore revenue and expense, costs paid by its tenants directly to third parties (a net presentation). Costs paid by the Company and reimbursed by its tenants are included in rental revenue and property expenses (a gross presentation) in the Company’s consolidated statements of operations.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company adopted ASU 2017-12 while accounting for its interest rate swaps, see Note 5. As the Company did not have other derivatives outstanding at time of adoption, no prior period adjustments were required. Pursuant to the provisions of ASU 2017-12, the Company is no longer required to separately measure and recognize hedge ineffectiveness. Instead, the Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

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

3. Investments

As of June 30, 2019, the Company had investments in 785 property locations, including six developments in progress and one undeveloped land parcel, and four mortgage loans receivable secured by four additional properties. Of these 785 property locations, 773 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 12 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $1.7 billion as of June 30, 2019 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.6 billion, loans and direct financing lease receivables, net, with an aggregate carrying amount of $30.7 million and real estate investments held for sale, net of $2.5 million. As of June 30, 2019, 350 of these investments comprising $608.6 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 6—Secured Borrowings).

As of December 31, 2018, the Company had investments in 665 property locations, including four developments in progress and one undeveloped land parcel, and three mortgage loans receivable secured by 12 additional properties. Of these 665 property locations, 652 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 13 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $1.4 billion as of December 31, 2018 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.4 billion and loans and direct financing lease receivables, net, with an aggregate carrying amount of $17.5 million. As of December 31, 2018, 347 of these investments comprising $609.2 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 6—Secured Borrowings).

Acquisitions in 2019

During the six months ended June 30, 2019, the Company did not have any acquisitions that represented more than 5% of the Company’s total investment activity as of June 30, 2019. The following table presents information about the Company’s acquisition activity during the six months ended June 30, 2019:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	137

Allocation of Purchase Price:
Land and improvements	$96,418
Building and improvements	175,074
Construction in progress (1)	5,754
Intangible lease assets	10,338
Assets acquired	287,585

Intangible lease liabilities	(117)
Liabilities assumed	(117)
Purchase price (including acquisition costs)	$287,468

(1)	Represents amounts incurred at and subsequent to acquisition and includes approximately $0.1 million of capitalized interest expense.

Acquisitions in 2018

During the six months ended June 30, 2018, the Company did not complete any acquisitions that represented more than 5% of the Company’s total investment activity as of June 30, 2018. The following table presents information about the Company’s acquisition activity during the six months ended June 30, 2018:

(Dollar amounts in thousands)	Total Investments
Ownership type	(1)
Number of properties acquired	112

Allocation of Purchase Price:
Land and improvements	$83,721
Building and improvements	177,502
Construction in progress (2)	8,754
Intangible lease assets	6,010
Assets acquired	275,987

Intangible lease liabilities	(982)
Liabilities assumed	(982)
Purchase price (including acquisition costs)	$275,005

(1)	During the six months ended June 30, 2018, the Company acquired the fee interest in 111 properties and acquired one property subject to a ground lease arrangement.
(2)	Represents amounts incurred at and subsequent to acquisition and includes $0.1 million of capitalized interest.

Gross Investment Activity

During the six months ended June 30, 2019 and 2018, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2018	508	$939,072
Acquisitions of and additions to real estate investments	112	276,315
Sales of investments in real estate	(16)	(19,301)
Relinquishment of property at end of ground lease term	(2)	(853)
Provisions for impairment of real estate (1)		(2,781)
Investments in loans receivable		3,632
Principal collections on direct financing lease receivables		(35)
Other		(1,491)
Gross investments, June 30, 2018		1,194,558
Less: Accumulated depreciation and amortization (2)		(36,310)
Net investments, June 30, 2018	602	$1,158,248

Gross investments, January 1, 2019	677	$1,394,549
Acquisitions of and additions to real estate investments (3)	137	290,943
Sales of investments in real estate	(18)	(35,383)
Relinquishment of properties at end of ground lease term	(1)	(241)
Provisions for impairment of real estate (4)		(1,921)
Investments in loans receivable	5	23,566
Principal collections on and settlements of loans and direct financing lease receivables (3)	(11)	(10,412)
Other		(866)
Gross investments, June 30, 2019		1,660,235
Less: Accumulated depreciation and amortization (2)		(69,010)
Net investments, June 30, 2019	789	$1,591,225

(1)

During the six months ended June 30, 2018, the Company identified and recorded provisions for impairment at 6 vacant and 7 tenanted properties. The amount in the table above excludes approximately $25,000 related to intangible lease liabilities for these assets.

(2)	Includes $53.0 million and $25.1 million of accumulated depreciation as of June 30, 2019 and 2018, respectively.
(3)

During the six months ended June 30, 2019, the Company acquired nine properties that had secured one of its loans receivables for a purchase price of $8.2 million. The loan receivable securing these properties had a carrying value of $5.7 million prior to its settlement.

(4)	During the six months ended June 30, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 5 tenanted properties.

Real Estate Investments

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 11—Leases for detailed information about the Company’s leases.

Loans and Direct Financing Lease Receivables

As of June 30, 2019 and December 31, 2018, the Company had four loans receivable outstanding with an aggregate carrying amount of $28.1 million and 14.9 million, respectively. During the six months ended June 30, 2019, the borrowers under two of the Company’s loans receivable, with carrying values of $5.7 million and $3.5 million, settled or repaid the loans in full. Additionally, the borrower under one of the Company’s loans receivable with a maturity date of 2021 made a partial prepayment to the Company for $1.1 million. The Company also entered into three arrangements accounted for as loans receivable during the six months ended June 30, 2019 with an aggregate carrying value of $23.4 million as of June 30, 2019.

During the six months ended June 30, 2018, the Company entered into two loan receivable arrangements.

The Company’s loans receivable as of June 30, 2019 and December 31, 2018 are summarized as follows (dollar amounts in thousands):

					Principal Balance Outstanding
Loan Type	Monthly Payment	Number of Secured Properties	Interest Rate	Maturity Date	June 30, 2019	December 31, 2018
Mortgage (1)(2)	Interest only	1	10.00%	2021	$1,263	$2,376
Mortgage (1)	Interest only		7.55%	2019	—	5,748
Mortgage (1)(2)	Interest only		5.25%	2019	—	3,500
Mortgage (1)(2)	Interest only	3	8.80%	2039	16,800	—
Mortgage (2)	Principal + Interest	2	8.10%	2059	5,125	—
Development construction (2)(3)	Principal + Interest	1	8.00%	2058	3,429	3,230
Leasehold interest (4)	Principal + Interest	(4)	10.69%	2039	1,435	—
Net investment					$28,052	$14,854

(1)	Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)	Loan allows for prepayments in whole or in part without penalty.
(3)

Loan is secured by a mortgage on the building and improvements at the development property. The Company provides periodic funding to the borrower under this arrangement as construction progresses. Monthly payments are made based on a 40-year amortization schedule with any outstanding principal balance due at maturity or earlier upon the occurrence of certain other events. The mortgaged property is subject to a ground lease arrangement with the Company, as landlord, and borrower, as tenant. If the tenant does not exercise its right to renew the ground lease at the end of its initial lease term, which ranges from 15 to 20 years, the balance of the mortgage loan receivable will be forgiven, and the Company will retain title to the mortgaged property.

(4)	This leasehold interest transaction is accounted for as a loan receivable as the lease of two land parcels contains an option for the lessee to repurchase the leased assets in 2024 or 2025.

Scheduled principal payments due to be received under the Company’s loans receivable as of June 30, 2019 are as follows:

(in thousands)	Loans Receivable
July 1, 2019 - December 31, 2019	$7
2020	25
2021	1,303
2022	43
2023	46
Thereafter	26,628
Total	$28,052

As of June 30, 2019 and December 31, 2018, the Company had $2.6 million and $2.7 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Minimum lease payments receivable	$4,034	$4,198
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,697)	(1,817)
Net investment	$2,607	$2,651

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of June 30, 2019 are as follows:

(in thousands)	Future Minimum Base Rental Payments
July 1, 2019 - December 31, 2019	$168
2020	337
2021	340
2022	345
2023	347
Thereafter	2,497
Total	$4,034

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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the six months ended June 30, 2019 and 2018.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2017	3	$4,173	$(129)	$4,044
Transfers to held for sale classification	10	13,080	(256)	12,824
Sales	(7)	(10,058)	129	(9,929)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2018	6	$7,195	$(256)	$6,939

Held for sale balance, December 31, 2018	—	$—	$—	$—
Transfers to held for sale classification	4	6,239	—	6,239
Sales	(2)	(3,765)	—	(3,765)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2019	2	$2,474	$—	$2,474

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the six months ended June 30, 2019 and 2018 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
State	2019	2018	2019	2018
Georgia	11.3%	11.5%	11.2%	11.7%
Texas	12.2%	12.9%	12.4%	13.1%

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$59,189	$11,745	$47,444	$50,317	$9,498	$40,819
Intangible market lease assets	14,890	4,227	10,663	16,104	4,144	11,960
Total intangible assets	$74,079	$15,972	$58,107	$66,421	$13,642	$52,779

Intangible market lease liabilities	$11,981	$2,203	$9,778	$14,894	$3,278	$11,616

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2019, by category and in total, were as follows:

Years Remaining
In-place leases	9.8
Intangible market lease assets	8.5
Total intangible assets	9.6

Intangible market lease liabilities	17.6

The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Amortization of in-place leases (1)	$1,551	$1,914	$2,883	$3,143
Amortization (accretion) of market lease intangibles, net (2)	200	118	444	398
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	—	(127)	—	(268)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense, net amortization of above- and below-market lease intangibles to rental revenue, and net amortization of above- and below-market ground lease intangibles into property expenses for the next five years:

(in thousands)	July 1 - December 31, 2019	2020	2021	2022	2023
In-place lease assets	$3,049	$5,501	$5,324	$5,184	$5,121
Adjustment to amortization expense	$3,049	$5,501	$5,324	$5,184	$5,121

Above-market lease assets	$(658)	$(1,263)	$(1,244)	$(1,242)	$(1,211)
Below-market lease liabilities	287	550	551	551	500
Net adjustment to rental revenue	$(371)	$(713)	$(693)	$(691)	$(711)

Subsequent to June 30, 2019, the Company invested in 21 real estate investment properties for an aggregate investment (including acquisition-related costs) of $40.3 million and invested $3.4 million through new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.

Subsequent to June 30, 2019, the Company sold its investment in 5 real estate properties for an aggregate gross sales price of $7.2 million and incurred $0.3 million of disposition costs related to these transactions. Of these 5 real estate properties, two properties were accounted for as real estate investments held for sale in the Company’s consolidated balance sheets as of June 30, 2019.

4. Credit Facility

On June 25, 2018, the Company entered into a revolving credit agreement with a group of lenders for a four-year, senior unsecured revolving credit facility (the “2018 Credit Facility”) with aggregate total revolving credit commitments of $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were the joint lead arrangers of the 2018 Credit Facility, with Barclays Bank PLC acting as administrative agent.

The 2018 Credit Facility had a term of four years, with an extension option of up to 12-months exercisable by the Company, subject to certain conditions, and initially bore interest at an annual rate of applicable LIBOR, as defined therein, plus an applicable margin between 1.45% and 2.15%; or (ii) the prime rate plus an applicable margin of between 0.45% and 1.15%. The 2018 Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the 2018 Credit Facility by up to an additional $200.0 million.

On April 12, 2019, the Company entered into a restated credit agreement (the “Amended Credit Facility”) with a group of lenders, restating the terms of the 2018 Credit Facility to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “Term Loan Facility”). Barclays Bank PLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated are joint lead arrangers, with Barclays Bank PLC continuing to act as administrative agent for the Amended Credit Facility.

The Revolving Credit Facility has a term of four years from April 12, 2019, with an extension option of up to 12-months exercisable by the Operating Partnership, subject to certain conditions, and the Term Loan Facility has a term of five years from the effective date of the amended agreement. The loans under each of the Revolving Credit Facility and the Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the Term Loan Facility). The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from Standard & Poor’s (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to the Company’s corporate credit ratings by S&P and/or Moody’s. The Amended Credit Facility is freely pre-payable at any time and is mandatorily pre-payable if borrowings exceed the borrowing base or the facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the Term Loan Facility. The Operating Partnership is required to pay revolving credit fees throughout the term of the Amended Credit Facility based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of the Revolving Credit Facility during the period before the Company receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, the Company receives such a rating. The Operating Partnership is required to pay a ticking fee on the Term Loan Facility for the period from April 12, 2019 through the date the term loans are drawn. The Amended Credit Facility has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200 million.

The Operating Partnership is the borrower under the Amended Credit Facility, and the Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Facility. The Company is subject to financial covenants under the Amended Credit Facility, including maintaining: a limitation on total consolidated leverage of not more than 60% of the Company’s total consolidated assets with a step up on two non-consecutive occasions to 65%, at the Operating Partnership’s election, for two consecutive quarters each following a material acquisition; a consolidated fixed charge coverage ratio of at least 1.50x; a consolidated tangible net worth of at least 75% of the Company’s tangible net worth at the date of the Amended Credit Facility plus 75% of future net equity proceeds; a consolidated secured leverage ratio of not more than 50% of the Company’s total consolidated assets; a secured recourse debt ratio of not more than 10% of the Company’s total consolidated assets; an unencumbered leverage ratio of not more than 60% of the Company’s consolidated unencumbered assets with a step up on two non-consecutive occasions to 65%, at the Operating Partnership’s election, for two consecutive quarters each following a material acquisition; and an unencumbered interest coverage ratio of at least 1.75x. Additionally, the Amended Credit Facility restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to qualify or maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended. The Amended Credit Facility contains certain covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Facility and the 2018 Credit Facility as of June 30, 2019 and December 31, 2018, respectively.

Revolving Credit Facility

The following table presents information about the Revolving Credit Facility and the 2018 Credit Facility in effect for the six months ended June 30, 2019 and 2018:

(in thousands)	2019	2018
Balance on January 1,	$34,000	$—
Borrowings	119,000	—
Repayments	(86,000)	—
Balance on June 30,	$67,000	$—

Total deferred financing costs, net, of $4.1 million and $3.0 million related to the 2018 Credit Facility and the Revolving Credit Facility were included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018. The Company recorded $0.3 million and approximately $13,000, respectively, to interest expense during the three months ended June 30, 2019 and 2018 related to amortization of these deferred financing costs. The Company recorded $0.5 million and $13,000, respectively to interest expense during the six months ended June 30, 2019 and 2018 related to amortization of these deferred financing costs.

Additionally, the Company recorded $0.3 million and approximately $13,000, respectively, of interest expense on borrowings and unused facility fees during the three months ended June 30, 2019 and 2018. The Company recorded interest expense on borrowings and unused facility fees of $1.0 million and approximately $13,000, respectively, during the six months ended June 30, 2019 and 2018. The weighted average interest rate in effect on the Company’s borrowings under the Revolving Credit Facility and the 2018 Credit Facility as of June 30, 2019 and December 31, 2018 was 3.66% and 5.95%, respectively.

As of June 30, 2019 and December 31, 2018, the Company had $333.0 million and $266.0 million of unused borrowing capacity related to the Revolving Credit Facility and the 2018 Credit Facility, respectively.

Unsecured Term Loan

On May 14, 2019, the Company borrowed the entire $200.0 million available under its variable-rate Term Loan Facility and used the entire proceeds to repurchase, in part, notes previously issued under its Master Trust Funding Program. See Note 6—Secured Borrowings for additional information.

Total deferred financing costs, net, of $0.9 million related to the Term Loan Facility are included as a component of unsecured term loan, net of deferred financing costs on the Company’s consolidated balance sheets as of June 30, 2019. The Company recorded approximately $41,000 of interest expense during the three and six months ended June 30, 2019 related to the amortization of these fees and direct costs of the Term Loan Facility.

During the three and six months ended June 30, 2019, the Company recorded $1.0 million of interest expense, including delayed draw ticking fees, related to the Term Loan Facility. The variable interest rate in effect on the Company’s borrowings under the Term Loan Facility as of June 30, 2019 was 3.61%, and the Company fixed the interest rate on this variable-rate debt at 3.26% through the use of interest rate swap agreements. See Note 5—Derivative and Hedging Activities for additional information.

5. Derivative and Hedging Activities

The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statement of cash flows. The amounts recorded in accumulated other comprehensive (loss) income will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its Term Loan Facility. During the next twelve months, the Company estimates that $0.4 million will be reclassified from other comprehensive income as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.

The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of June 30, 2019, there were no events of default related to the interest rate swaps.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of June 30, 2019 (dollars amounts in thousands).

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Variable Rate Paid by Bank	Effective Date	Maturity Date	Notional Value (1)	Fair Value of Asset/(Liability) (2)
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	$100,000	$(1,930)
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(969)
Interest Rate Swap	2.07%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(974)
					$200,000	$(3,873)

(1)	Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)	Derivatives in a liability position are included within accrued liabilities and other payables on Company’s consolidated balance sheets.

During the three and six months ended June 30, 2019, the Company recorded a loss on the change in the fair value of its interest rate swaps of $0.1 million, which is included in interest expense in the Company’s consolidated statements of operations.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.0 million. As of June 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.0 million as of June 30, 2019.

6. Secured Borrowings

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

In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. The repurchase was accounted for as a debt extinguishment and accordingly, the Company recorded a loss on extinguishment of $4.3 million, including the write-off of unamortized deferred financing charges.

As of June 30, 2019 and December 31, 2018, the Company had issued notes with $511.2 million and $515.1 million, respectively, of combined gross principal through its Master Trust Funding Program and, as of June 30, 2019, had $311.7 million of combined net principal outstanding on these notes after giving effect to the Company’s repurchase of its Class A Series 2016-1 Notes in May 2019.

Total deferred financing costs, net, of $5.2 million and $9.0 million related to the Master Trust Funding Program were included within Secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of  June 30, 2019 and December 31, 2018. The Company recorded $0.4 million and $1.0 million, respectively to interest expense during the three and six months ended June 30, 2019 related to amortization of these deferred financing costs. The Company recorded $0.6 million and $1.2 million, respectively to interest expense during the three and six months ended June 30, 2018 related to amortization of these deferred financing costs.

During the three months ended June 30, 2019 and 2018, the Company recorded $5.5 million and $5.6 million, respectively, of interest expense related to the Master Trust Funding Program. During the six months ended June 30, 2019 and 2018, the Company recorded $11.1 million and $11.3 million, respectively, of interest expense related to the Master Trust Funding Program.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings as of June 30, 2019, net of the scheduled principal receipts on the repurchased Class A Series 2016-1 Notes:

(in thousands)	Future Principal Payments
July 1, 2019 - December 31, 2019	$2,333
2020	4,844
2021	73,419
2022	4,292
2023	4,512
Thereafter	222,329
Total	$311,729

The Company was not in default of any provisions under the Master Trust Funding Program as of June 30, 2019 or December 31, 2018.

7. Notes Payable to Related Parties

Until the completion of the IPO, the Company had a secured warehouse line of credit with an affiliate of Eldridge through which it issued short-term notes (the “Warehouse Notes”) and used the proceeds to acquire investments in real estate. The Warehouse Notes accrued interest at a rate equal to LIBOR plus a spread of between 2.14% and 2.76% and matured within one year of the date of issuance.

During the six months ended June 30, 2018, the Company issued 20 Warehouse Notes for a combined $154.0 million. On January 31, 2018, the Company made principal payments on the Warehouse Notes of $50.0 million, repaying three of the Warehouse Notes in full and one of the Warehouse notes in part, prior to maturity. On June 25, 2018, the Company used a portion of the net proceeds from the IPO and the Concurrent Private Placement to repay all 36 of the outstanding Warehouse Notes, with an aggregate outstanding principal amount of $334.0 million, in full, prior to maturity, and had no amounts outstanding related to the Warehouse Notes following completion of the IPO.

The Company had no amounts outstanding related to the Warehouse Notes as of December 31, 2018 and there was no activity in Warehouse Notes balances during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2018, the Company recorded $2.5 million and $4.6 million of interest expense related to the Warehouse Notes. No interest expense related to the Warehouse Notes was incurred during the three and six months ended June 30, 2019.

8. Equity

Stockholders’ Equity

On June 25, 2018, EPRT Inc. completed the IPO and issued 32,500,000 shares of its common stock at an initial public offering price of $14.00 per share. Concurrently with the completion of the IPO, EPRT Inc. completed the Concurrent Private Placement and issued 7,785,611 shares of its common stock and 1,142,960 OP Units at a price per share/unit of $14.00 to an affiliate of Eldridge. The issuance and sale of the shares and OP Units in the Concurrent Private Placement were made pursuant to private placement purchase agreements and there were no underwriting discounts or commissions associated with the sales. The OP Units issued to an affiliate of Eldridge are presented as a non-controlling interest in the Company’s consolidated financial statements. See Note 9—Non-controlling Interests for additional information.

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

On June 25, 2018, EPRT Inc. issued 691,290 shares of restricted common stock to certain of its directors, executive officers and other employees under its 2018 Incentive Award Plan (the “Equity Incentive Plan”). In January 2019, EPRT Inc. issued 46,368 shares of restricted common stock to certain of its executive officers and other employees and an external consultant under the Equity Incentive Plan. See Note 10—Equity Based Compensation for additional information.

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

See Note 15—Subsequent Events for changes in the Company’s stockholders’ equity subsequent to June 30, 2019.

Dividends on Common Stock

During the six months ended June 30, 2019, the Company’s board of directors declared the following quarterly cash dividends on common stock (dollars in thousands, except per share data):

Date Declared	Record Date	Date Paid	Dividend per Common Share	Total Dividend
June 7, 2019	June 28, 2019	July 15, 2019	$0.22	$12,725
March 8, 2019	March 29, 2019	April 16, 2019	$0.21	$12,143

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

Additionally, on January 31, 2017, EPRT LLC approved and issued unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and approved and issued unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. See Note 10—Equity Based Compensation for additional information.

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

As part of the Formation Transactions, EPRT LLC converted from a Delaware LLC into a Delaware limited partnership, changed its name to Essential Properties, L.P. and became the Operating Partnership. In connection with EPRT LLC’s conversion into a Delaware limited partnership, EPRT Holdings interest in EPRT LLC was converted into 17,913,592 OP Units. The OP Units issued to EPRT Holdings are presented as a non-controlling interest in the Company’s consolidated financial statements. See Note 9—Non-controlling Interests for additional information.

9. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company contributed the net proceeds from the IPO (including proceeds received pursuant to the partial exercise by the underwriters of their option to purchase additional shares), the Concurrent Private Placement of common stock to Eldridge and the Follow-On Offering to the Operating Partnership and received 57,825,460 OP Units, which includes 737,658 OP Units related to the issuance of a like number of shares of common stock under the Equity Incentive Plan, a 74.2% interest in the Operating Partnership as of June 30, 2019. EPRT Holdings and Eldridge, through the Formation Transactions and the Concurrent Private Placement of OP Units, respectively, directly or indirectly hold 17,913,592 and 1,142,960 OP Units, representing 23.3% and 1.5% interests in the Operating Partnership, respectively, as of June 30, 2019. The OP Units held by EPRT Holdings and Eldridge are presented as non-controlling interests in the Company’s consolidated financial statements. See Note 15—Subsequent Events for changes in OP Units held by the partners of the Operating Partnership subsequent to June 30, 2019.

A holder of OP Units has the right to distributions and has the right to redeem OP Units for cash or, at the Company’s election, to exchange OP Units for shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. During the three and six months ended June 30, 2019, the Company declared total cash dividends of $0.21 and $0.43 per share of common stock. Distributions to OP Unit holders were declared and paid concurrent with the Company’s cash dividends to common stockholders.

10. Equity Based Compensation

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

The following table presents information about the Company’s restricted stock awards for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized in general and administrative expense	$873	$45	$1,745	$45
Dividends declared and charged directly to distributions in excess of cumulative earnings	109	—	264	—
Fair value of shares vested during the period	3,293	—	3,293	—

The following table presents information about the Company’s restricted stock awards as of the dates presented:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Total unrecognized compensation cost	$6,675	$7,764
Weighted average period over which compensation cost will be recognized (in years)	2.1	2.5

Restricted Share Units

In January 2019, the Compensation Committee of the Company’s board of directors approved target grants of 119,085 performance-based RSUs to the Company’s executive officers under the Equity Incentive Plan.

Of these awards, 75% are awards of nonvested share units for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of 11 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021, divided by the average closing price for the 20-trading day period ended January 1, 2019. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.

The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

Volatility	18%
Risk free rate	2.57%

The remaining 25% of these performance-based RSUs vest based on the Compensation Committee’s subjective evaluation of the individual recipient’s achievement of certain strategic objectives. As of June 30, 2019, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three and six months ended June 30, 2019.

In June 2019, the Compensation Committee of the Company’s board of directors approved a grant of 11,500 RSUs to the Company’s independent directors. These awards vest in full on the earlier of one year from the grant date or the first annual meeting of stockholders that occurs after the grant date, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting date. The Company estimated the grant date fair value of these RSUs using the average market price of the Company’s common stock on the date of grant.

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized in general and administrative expense	$155	$—	$290	$—
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	2	—	2	—
Fair value of units vested during the period	—	—	—	—

The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Total unrecognized compensation cost	$2,008	$—
Weighted average period over which compensation cost will be recognized (in years)	2.8	—

The following table presents information about the Company’s restricted stock award and RSU activity during the six months ended June 30, 2019 and 2018:

	Restricted Stock Awards		Restricted Share Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2018	—	$—	—	$—
Granted	691,290	13.68	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested, June 30, 2018	691,290	$13.68	—	$—

Unvested, January 1, 2019	691,290	$13.68	—	$—
Granted	46,368	14.12	100,814	22.80
Vested	(240,753)	13.68	—	—
Forfeited	—	—	—	—
Unvested, June 30, 2019	496,905	$13.72	100,814	$22.80

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

The following table presents information about the Class B and Class D unit activity during the six months ended June 30, 2019 and 2018:

	Class B Units	Class D Units	Total
Unvested, January 1, 2018	6,940	2,400	9,340
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested, June 30, 2018	5,230	1,800	7,030

Unvested, January 1, 2019	5,230	1,800	7,030
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested, June 30, 2019	3,520	1,200	4,720

The Company estimated the grant date fair value of the unvested Class B and Class D awards granted to employees on January 31, 2017 and December 31, 2017 and the fair value of the Class D awards granted to non-employees as of June 30, 2018 using a Black-Scholes valuation model. Effective July 1, 2018, the Company adopted ASU 2018-07 (see Note 2—Summary of Significant Accounting Policies) and will not subsequently remeasure the value of the unvested Class D awards granted to non-employees after this date. The Company's assumptions for expected volatility were based on daily historical volatility data related to market trading of publicly traded companies that invest in similar types of real estate as the Company, plus an adjustment to account for differences in the Company’s leverage compared to the publicly traded companies. The risk-free interest rate assumptions were determined by using U.S. treasury rates of the same period as the expected vesting term of each award. The marketability discounts were calculated using a Finnerty Model.

The Company determined that the grant date per unit fair value of the unvested Class B and Class D units granted on January 31, 2017 was $323.65 and $152.16, respectively, and the grant date per unit fair value of the unvested Class B units granted on December 31, 2017 was $1,280.35. As of July 1, 2018, the Company determined that the per unit fair value of the Class D units granted to non-employees on January 31, 2017 was $79.09.

The following table presents information about the Class B and Class D units for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized in general and administrative expense	$219	$124	$438	$302
Fair value of units vested during the period	128	128	718	822

The following table presents information about the Class B and Class D units as of the dates presented:

	Class B Units		Class D Units
(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Total unrecognized compensation cost	$1,513	$1,899	$179	$231
Liability on units granted to non-employees	$—	$—	$28	$33
Weighted average period over which compensation cost will be recognized (in years)	1.8	2.3	1.8	2.3

The per unit fair value of unvested Class D units was estimated using the following assumptions as of June 30, 2018:

June 30, 2018
Volatility	20%
Risk free rate	2.33%
Marketability discount	25%

11. Leases

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

Under ASC 842, scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2019 are as follows:

(in thousands)	Future Minimum Base Rental Receipts
July 1, 2019 - December 31, 2019	$62,284
2020	125,161
2021	126,279
2022	128,009
2023	128,848
Thereafter	1,442,618
Total	$2,013,199

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

The fixed and variable components of lease revenues for the three and six months ended June 30, 2019 were as follows:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Fixed lease revenues	$31,968	$61,929
Variable lease revenues (1)	423	1,516
Total lease revenues (2)	$32,391	$63,445

(1)	Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)	Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.

As Lessee

The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of ROU assets and lease liabilities related to these operating leases. The Company’s ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of June 30, 2019, the Company’s ROU assets and lease liabilities were $3.5 million and $4.4 million, respectively.

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

The following table sets forth information related to the measurement of the Company’s lease liabilities as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	7.00%

The Company recognizes rent expense on its ground leases as a component of property expenses and rent expense on its office lease and other equipment leases as a component of general and administrative expense on its consolidated statements of operations. At five of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; under ASC 840, such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations for the three and six months ended June 30, 2018. Upon adoption of ASC 842 on January 1, 2019 (see Note 2—Summary of Significant Accounting Policies), these ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019.

The following table sets forth the details of rent expense for the three and six months ended June 30, 2019:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Fixed rent expense	$358	$721
Variable rent expense	—	—
Total rent expense	$358	$721

During the three and six months ended June 30, 2018, the Company recorded $0.1 million and $0.3 million of ground rent expense within property expenses and recorded $0.1 million and $0.1 million, respectively, of rent expense related to its office and equipment leases within general and administrative expense in the Company’s consolidated statements of operations.

As of June 30, 2019, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter are as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
July 1, 2019 - December 31, 2019	$429	$162	$591
2020	763	328	1,091
2021	680	331	1,011
2022	669	327	996
2023	656	26	682
Thereafter	1,093	—	1,093
Total	$4,290	$1,174	5,464
Present value discount			(1,057)
Lease liabilities			$4,407

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

12. Commitments and Contingencies

As of June 30, 2019, the Company has remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $25.8 million to its tenants for development, construction and renovation costs related to properties leased from the Company.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of June 30, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s results of operations.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the three months ended June 30, 2019 and 2018, the Company made matching contributions of $17,000 and $33,000, respectively. During the six months ended June 30, 2019 and 2018, the Company made matching contributions of $0.1 million.

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

13. Fair Value Measurements

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within prepaid expenses and other assets, dividends payable and accrued liabilities and other payables (excluding the Company’s lease liability recorded under ASC 842 and derivative financial instruments). Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

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

The estimated fair values of the Company’s borrowings under the 2018 Credit Facility and the Amended Credit Facility have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Amended Credit Facility as of June 30, 2019 and the 2018 Credit Facility as of December 31, 2018 approximate fair value.

The estimated fair values of the Company’s secured borrowings under the Master Trust Funding Program have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of June 30, 2019, the Company’s secured borrowings, net had an aggregate carrying value of $311.7 million (excluding net deferred financing costs of $5.2 million) and an estimated fair value of $320.3 million. As of December 31, 2018, the Company’s secured borrowings had an aggregate carrying value of $515.1 million (excluding net deferred financing costs of $9.0 million) and an estimated fair value of $520.6 million.

The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of June 30, 2019, the Company estimated the fair value of its interest rate swap contracts to be a $3.9 million liability.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Non-financial assets:
Long-lived assets	$5,766	$5,766	$—	$—	$5,766

December 31, 2018
Non-financial assets:
Long-lived assets	$3,238	$3,238	$—	$—	$3,238

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

Quantitative information about Level 3 fair value measurements as of June 30, 2019 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Medical / Dental–Fort Worth, TX	$5,716	Sales comparison approach	Non-binding sales contract	$5,716
Casual Dining–Lakewood, NY	50	Sales comparison approach	Non-binding sales contract	50

14. Related-Party Transactions

During the six months ended June 30, 2019 and 2018, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the three and six months ended June 30, 2019 and 2018, which is included in general and administrative expense in the Company’s consolidated statements of operations. The costs for the services provided by the affiliate of Eldridge would likely be different if such services were provided by unrelated parties.

During the three months ended June 30, 2018, the Company issued and repaid short-term notes to an affiliate of Eldridge. See Note 7—Notes Payable to Related Parties for additional information.

In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. See Note 6—Secured Borrowings for additional information.

15. Subsequent Events

The Company has evaluated all events and transactions that occurred after June 30, 2019 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below and as disclosed elsewhere in these notes to the consolidated financial statements.

On July 22, 2019, EPRT Holdings and Security Benefit Life Insurance Company (together, the “Selling Stockholders”), affiliates of Eldridge, completed an underwritten public offering (the “Secondary Offering”) of 26,288,316 shares of common stock, $0.01 par value per share, of the Company, including 3,428,910 shares related to an option to purchase additional shares. Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company’s common stock. To the Company’s knowledge, following the completion of the Secondary Offering, the Selling Stockholders no longer own any of the Company’s common stock or OP Units of the Operating Partnership.

Upon the completion of the Secondary Offering, the Selling Stockholders sold all of the shares of common stock that they owned and accordingly no longer own shares of common stock representing at least 5% of the outstanding voting power of all outstanding shares of common stock entitled to vote generally in the election of directors. As a result, the Stockholders Agreement, dated as of June 25, 2018 by and among the Company and the parties named therein, automatically terminated in accordance with its terms. As a result, the rights of Eldridge and its affiliates under the Company’s charter and bylaws to nominate directors of the Company and approve certain actions are terminated. In addition, upon completion of the Secondary Offering, the requirement that limited partners of the Operating Partnership approve certain fundamental transactions involving the Company and the waiver of certain limits on ownership of the Company’s stock, permitting Eldridge and its affiliates to own up to 19.0% of the outstanding shares of the Company’s common stock, terminated.

The Company did not receive any proceeds from the Secondary Offering.

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

Special Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately,” “plan,” and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

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

Overview

We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have a diversified portfolio that focuses on properties leased to tenants in businesses such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness. We generally acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

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

We generally lease each of our properties to a single tenant on a triple-net long-term lease basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent, we receive from the tenants that occupy our properties. As of June 30, 2019, we had a portfolio of 789 real estate investment properties (inclusive of one undeveloped land parcel and four properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry and geography, had annualized base rent of $126.2 million, and was 100.0% occupied.

Substantially all of our leases provide for periodic contractual rent escalations. As of June 30, 2019, leases contributing 98.1% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4%, with a weighted average annual escalation equal to 1.5% of base rent. As of June 30, 2019, leases contributing 92.4% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of June 30, 2019, the weighted average remaining term of our leases was 14.5 years (based on annualized base rent), excluding renewal options that have not been exercised, with 3.6% of our annualized base rent attributable to leases expiring prior to January 1, 2024. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of June 30, 2019, 62.8% of our annualized base rent was attributable to master leases, where we have acquired multiple properties from a seller and leased them back to the seller under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

Consistent with our intent to elect to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2018, we believe that we were organized and operated in a manner that will allow us to qualify as a REIT, and we intend to continue operating in such a manner.

Liquidity and Capital Resources

We seek to acquire real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. Prior to the IPO, equity capital needed for our real estate investments had been provided to us by Eldridge, our primary institutional capital provider. Through the IPO and the Follow-On Offering, we added public equity capital to our initial private institutional equity capital to facilitate our growth. Additionally, we used the net proceeds from the IPO and the Concurrent Private Placement to repay promissory notes issued to an affiliate of Eldridge, which had been our primary source of debt capital prior to the IPO. Historically, upon accumulating a sufficiently large and diverse pool of real estate, we generally refinanced this debt through the issuance of long-term, fixed-rate debt through our Master Trust Funding Program (the “Master Trust Funding Program”), as further described below.

In June 2018, we entered into a revolving credit facility (the “2018 Credit Facility”) to provide available funding for our short-term debt capital requirements, as further described below. In April 2019, we entered into a restated credit agreement (the “Amended Credit Facility”), restating the terms of the 2018 Credit Facility to increase the maximum aggregate revolving credit commitments available to us (the “Revolving Credit Facility”), and to permit the incurrence of long-term indebtedness through term loans (the “Term Loan Facility”).

Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Additionally, future sources of debt capital may include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at June 30, 2019, the Revolving Credit Facility and our access to potential additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term, fixed-rate debt, we seek to “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. We may use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally intend to target, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash held for the benefit of lenders) that is less than six times our annualized adjusted EBITDAre, as defined below.

As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. In May 2019, we fully borrowed on our variable-rate Term Loan Facility in the amount of $200.0 million and, in a subsequent transaction, repurchased $200.0 million of notes previously issued under our Master Trust Funding Program. We also entered into interest rate swap agreements to effectively fix the interest rate that we pay on borrowings under our Term Loan Facility. As of June 30, 2019, our nearest significant debt maturity was $70.8 million aggregate principal amount of notes issued under the Master Trust Funding Program, which mature in November 2046 but require monthly principal and interest payments through October 2021, with a balloon net principal payment of $68.5 million due in November 2021. Under the Revolving Credit Facility, we had $67.0 million in borrowings outstanding as of June 30, 2019, with $333.0 million of unused borrowing capacity, and we had $200.0 million of principal borrowings outstanding under the Term Loan Facility as of the same date.

As of June 30, 2019, we had $1.7 billion of net investments in our investment portfolio, consisting of investments in 789 properties (inclusive of one undeveloped land parcel and four properties which secure our investments in mortgage loans receivable), with annualized base rent of $126.2 million. Substantially all of our cash from operations is generated by our investment portfolio.

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal or re-leasing, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant. As of June 30, 2019, none of our property locations were vacant and all were subject to a lease (excluding one undeveloped land parcel), which represents a 100.0% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. From time to time, we may also sell properties that no longer meet our long-term investment objectives.

Our short-term liquidity requirements also include the funding needs associated with seven of our properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually-specified interest or rent that generally increases in proportion with our funding. As of June 30, 2019, we had agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $54.5 million and, as of the same date, we had funded $28.6 million of this commitment. We expect to fund the balance of such commitment by December 31, 2019. Additionally, as of August 5, 2019, we were under contract to acquire 29 properties with an aggregate purchase price of $41.1 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily from cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

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

An additional liquidity need is funding the distributions that are one of the requirements for qualification for taxation as a REIT. During the six months ended June 30, 2019, our board of directors declared total cash distributions of $0.43 per share of common stock. Holders of OP Units are entitled to distributions equivalent to those paid by us to common stockholders. During the six months ended June 30, 2019, we paid $29.3 million of distributions to common stockholders and OP Unit holders, and as of June 30, 2019, we recorded $16.9 million of distributions payable to common stockholders and OP Unit holders. To qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.

Description of Certain Debt

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate principal balance of $511.2 million as of June 30, 2019. In May 2019, we repurchased $200.0 million of the Notes and, as of June 30, 2019, we have $311.7 million of principal outstanding on the Notes. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).

Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), with a gross aggregate principal balance of $270.2 million and a net aggregate principal balance of $70.8 million (after giving effect to the Notes that we have repurchased) as of June 30, 2019, and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate principal balance of $241.0 million as of June 30, 2019. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of June 30, 2019, we had pledged 350 properties, with a net investment amount of $608.6 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

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

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended June 30, 2019, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $5.3 million on cash collections of $14.4 million, which represents a debt service coverage ratio (as defined in the program documents) of 1.53 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2016-1 Notes mature in November 2046 and have a weighted average annual interest rate of 4.69% as of June 30, 2019. However, the anticipated repayment date for the Series 2016-1 Notes is November 2021, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.17% as of June 30, 2019. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

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

An event of default will occur if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in compliance with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of June 30, 2019, we were in material compliance with all such covenants.

As of June 30, 2019, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for the remainder of 2019, net of amounts to be received on the Notes we have repurchased, are $2.3 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.

Unsecured Revolving Credit Facility and Term Loan Facility

On June 25, 2018, we entered into the 2018 Credit Facility with a group of lenders, which provided senior unsecured revolving credit in the maximum aggregate initial original principal amount of up to $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were the joint lead arrangers of the facility, with Barclays Bank PLC acting as administrative agent.

On April 12, 2019, we entered into the Amended Credit Facility with a group of lenders, restating the 2018 Credit Facility to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million through the Revolving Credit Facility and to permit the incurrence of an additional $200.0 million in term loans through the Term Loan Facility. Under the Revolving Credit Facility, as of June 30, 2019, we had $67.0 million in outstanding borrowings and had $333.0 million of unused borrowing capacity.  Additionally, as of June 30, 2019, we had $200.0 million of principal borrowings outstanding under the Term Loan Facility

The Revolving Credit Facility has a term of four years from the amendment date, with an extension option of up to 12-months exercisable by us, subject to certain conditions, and the Term Loan Facility has a term of five years from the effective date of the amended agreement. The loans under each of the Revolving Credit Facility and the Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the Term Loan Facility). The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At our election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P Global, Inc. (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. The Amended Credit Facility is freely pre-payable at any time and is mandatorily pre-payable by us if borrowings exceed the borrowing base or the facility limit. We may re-borrow amounts paid down on the Revolving Credit Facility, subject to customary borrowing conditions. We may not re-borrow amounts paid down on the Term Loan Facility. We are required to pay revolving credit fees throughout the term of the Amended Credit Facility based upon our usage of the Revolving Credit Facility, at a rate which depends on our usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. We were required to pay a ticking fee on the Term Loan Facility for the period from the effective date of the Amended Credit Facility until the date on which we drew upon the Term Loan Facility. The Amended Credit Facility has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility (either through increased revolving commitments or additional term loans) by up to $200.0 million.

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

Comparison of the six months ended June 30, 2019 and the six months ended June 30, 2018

As of June 30, 2019, we had $7.8 million of cash and cash equivalents and $10.1 million of restricted cash as compared to $131.4 million and $8.6 million, respectively, as of June 30, 2018.

Cash Flows for the six months ended June 30, 2019

During the six months ended June 30, 2019, net cash provided by operating activities was $35.8 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $39.2 million (net income of $19.3 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gains on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustments to rental revenue for tenant credit, of $19.9 million).These cash inflows were partially offset by an increase in prepaid expenses and other assets of $3.0 million and a decrease in accrued liabilities and other payables of $0.3 million.

Net cash used in investing activities during the six months ended June 30, 2019 was $265.2 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $272.4 million to fund investments in real estate, including capital expenditures, $5.8 million to fund construction in progress, $23.6 million of investments in loans receivable, and $2.0 million paid to tenants as lease incentives. These cash outflows were partially offset by $32.2 million of proceeds from sales of investments, net of disposition costs, $4.7 million of principal collections on our loans and direct financing lease receivables and a decrease of $1.6 million in deposits on prospective real estate investments.

Net cash provided by financing activities of $231.0 million during the six months ended June 30, 2019 related to cash inflows of $235.7 million from the issuance of common stock in the Follow-On Offering, $119.0 million of borrowings under the 2018 Credit Facility and the Revolving Credit Facility, $200.0 million of borrowings under the Term Loan Facility and $0.6 million of return of principal on our repurchased Master Trust Funding notes. These cash inflows were partially offset by a $201.4 million outflow to repurchase Master Trust Funding notes, payment of deferred financing costs of $2.5 million related to the Amended Credit Facility, $4.0 million of repayments of secured borrowing principal, $86.0 million of repayments on the 2018 Credit Facility and the payment of $29.3 million in dividends and $1.1 million of offering costs related to the Follow-On Offering.

Cash Flows for the six months ended June 30, 2018

During the six months ended June 30, 2018, net cash provided by operating activities was $13.6 million. Cash inflows related to net income adjusted for non-cash items of $16.1 million (net income of $4.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and other assets, provision for impairment of real estate, gains on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and allowance for doubtful accounts, of $11.5 million) and a decrease in prepaid expenses and other assets of $1.0 million. These cash inflows were partially offset by a $3.6 million decrease in accrued liabilities and other payables.

Net cash used in investing activities during the six months ended June 30, 2018 was $257.1 million. The cash used in investing activities included $266.6 million to fund our investments in real estate, including capital expenditures, $8.8 million to fund construction in progress and $3.6 million of investments in loans receivable. These cash outflows were partially offset by $21.5 million of proceeds from sales of investments, net of disposition costs, approximately $35,000 of principal collections on our direct financing lease receivables and a decrease of $0.3 million in deposits on prospective real estate investments.

Net cash provided by financing activities of $364.2 million during the six months ended June 30, 2018 related to cash inflows of $427.7 million from the issuance of common stock in the IPO, $109.0 million from the Concurrent Private Placement of common stock, $16.0 million from the Concurrent Private Placement of OP Units, $154.0 million from the issuance of notes payable to related parties and $50.0 million of capital contributions to the Predecessor. These cash inflows were partially offset by the payment of $1.3 million of IPO costs, $384.0 million of payments of principal on notes payable to related parties, $4.0 million of repayments of secured borrowing principal and the payment of $3.3 million of deferred financing costs related to the 2018 Credit Facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

The following table provides information with respect to our commitments as of June 30, 2019:

	Payment due by period
(in thousands)	Total	July 1 - December 31, 2019	2020 - 2021	2022 - 2023	Thereafter
Secured Borrowings—Principal	$311,729	$2,333	$78,263	$8,804	$222,329
Secured Borrowings—Fixed Interest (1)	82,639	16,651	42,441	18,930	4,617
Unsecured Term Loan (2)	200,000	—	—	—	200,000
Revolving Credit Facility (3)	67,000	—	—	67,000	—
Tenant Construction Financing and Reimbursement Obligations (4)	25,840	25,840	—	—	—
Operating Lease Obligations (5)	5,464	591	2,102	1,678	1,093
Total	$692,672	$45,415	$122,806	$96,412	$428,039

(1)	Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.

(2)    Borrowings under the Term Loan Facility bear interest at an annual rate of applicable LIBOR plus an applicable margin between 1.20% and 1.75%.

(3)    Balances on the Revolving Credit Facility bear interest at an annual rate of applicable LIBOR plus an applicable margin between 1.25% and 1.85%. We also pay a facility fee on the total unused commitment amount of 0.15% or 0.25%, depending on our current unused commitment.

(4)

Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually-specified rent that generally increases proportionally with our funding.

(5)	Includes $1.2 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report except as follows:

Derivative Instruments

In the normal course of business, we use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our floating-rate debt. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. We record all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings.

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

The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, we are also a lessee under several ground lease arrangements and under our corporate office and office equipment leases. We have completed our inventory and evaluation of these leases, have calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments and have recognized a $4.8 million right-of-use asset and lease liability upon adoption. For a portion of our ground lease arrangements, the sublessees, or our tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, is presented on a gross basis in the consolidated statements of operations. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

Substantially all of our lease contracts (under which we are the lessor) are “triple-net” leases, which means that our tenants are responsible for making payments to third parties for operating expenses such as property taxes and insurance costs associated with the properties we lease to them. Under the previous lease accounting guidance, these payments were excluded from rental revenue. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. This update requires us to exclude from variable lease payments, and therefore revenue and expense, costs paid by our tenants directly to third parties (a net presentation). Costs paid by us and reimbursed by our tenants are included in rental revenue and property expenses (a gross presentation) in our consolidated statements of operations.

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

Our Real Estate Investment Portfolio

As of June 30, 2019, we had a portfolio of 789 properties, including one undeveloped land parcel and four properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $126.2 million. Our 184 tenants operate 219 different concepts in 16 industries across 45 states. None of our tenants represented more than 4.0% of our portfolio at June 30, 2019, and our top ten largest tenants represented 27.8% of our annualized base rent as of that date.

Diversification by Tenant

As of June 30, 2019, our top ten tenants included ten different concepts: Captain D’s, Mister Car Wash, Art Van Furniture, Circle K, AMC Theatres, Zips Car Wash, Malvern School, R-Store, VASA Fitness and Boston Sports Club. Our 788 developed properties are operated by our 184 tenants. The following table details information about our tenants and the related concepts as of June 30, 2019 (dollars in thousands):

				% of
		Number of	Annualized	Annualized
Tenant(1)	Concept	Properties (2)	Base Rent	Base Rent
Captain D's, LLC	Captain D's	74	$5,094	4.0%
Car Wash Partners, Inc.	Mister Car Wash	13	4,194	3.3%
AVF Parent, LLC	Art Van Furniture	4	3,817	3.0%
Alimentation Couche Tard Inc. (3)	Circle K	34	3,686	2.9%
American Multi-Cinema, Inc. (4)	AMC Theatres	5	3,668	2.9%
Zips Car Wash, LLC	Zips Car Wash	14	3,627	2.9%
Malvern School Properties, LP	Malvern School	13	3,090	2.4%
Riiser Fuel Holdings, LLC	R-Store	25	2,817	2.2%
VASA Fitness, LLC	VASA Fitness	5	2,699	2.1%
Town Sports International Holdings, Inc.	Boston Sports Club	3	2668	2.1%
Top 10 Subtotal		190	35,360	27.8%
Other		598	90,797	72.2%
Total/Weighted Average		788	$126,157	100.0%

(1)	Represents tenant or guarantor.
(2)	Excludes one undeveloped land parcel. Includes four properties which secure our investments in mortgage loans receivable.
(3)	Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
(4)	Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.

As of June 30, 2019, our five largest tenants, who contributed 16.1% of our annualized base rent, had a rent coverage ratio of 3.11x, and our ten largest tenants, who contributed 27.8% of our annualized base rent, had a rent coverage ratio of 2.61x.

As of June 30, 2019, 92.4% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept

Our tenants operate their businesses across 219 concepts. The following table details those concepts as of June 30, 2019 (dollars in thousands):

		Annualized	% of
		Base	Annualized	Number of	Building
Concept	Type of Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)
Captain D's	Service	$5,745	4.6%	84	216,461
Mister Car Wash	Service	4,194	3.3%	13	54,621
Art Van Furniture	Retail	3,817	3.0%	4	240,591
Circle K	Service	3,686	2.9%	34	127,529
AMC	Experience	3,668	2.9%	5	240,672
Zips Car Wash	Service	3,627	2.9%	14	54,621
The Malvern School	Service	3,090	2.4%	13	149,781
Applebee's	Service	2,930	2.3%	17	87,989
R-Store	Service	2,817	2.2%	25	105,703
Vasa Fitness	Experience	2,699	2.1%	5	207,383
Top 10 Subtotal		36,273	28.8%	214	1,485,351
Other		89,884	71.2%	574	5,352,499
Total		$126,157	100.0%	788	6,837,850

(1)	Excludes one undeveloped land parcel. Includes four properties which secure our investments in mortgage loans receivable.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of June 30, 2019 (dollars in thousands):

		Annualized	% of
	Type of	Base	Annualized	Number of	Building	Rent Per
Tenant Industry	Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)	Sq. Ft. (2)
Quick Service	Service	$16,175	12.8%	205	557,318	$29.81
Early Childhood Education	Service	14,816	11.7%	65	751,529	19.45
Convenience Stores	Service	13,660	10.8%	118	457,466	29.86
Car Washes	Service	13,542	10.7%	52	246,301	54.98
Medical / Dental	Service	11,884	9.4%	84	465,714	24.62
Casual Dining	Service	9,236	7.3%	66	395,089	23.38
Automotive Service	Service	6,855	5.4%	54	358,036	19.15
Family Dining	Service	5,319	4.2%	31	196,229	27.10
Pet Care Services	Service	3,376	2.8%	24	144,969	20.27
Other Services	Service	2,545	2.1%	16	134,753	18.88
Service Subtotal		97,408	77.2%	715	3,707,404	26.09
Health and Fitness	Experience	8,706	6.9%	21	841,833	10.64
Entertainment	Experience	7,050	5.6%	18	647,483	10.89
Movie Theatres	Experience	4,299	3.4%	6	293,206	14.66
Experience Subtotal		20,055	15.9%	45	1,782,522	11.42
Home Furnishings	Retail	5,839	4.6%	8	418,778	13.94
Grocery	Retail	212	0.2%	1	32,190	6.58
Retail Subtotal		6,051	4.8%	9	450,968	13.42
Building Materials	Other	2,643	2.1%	19	896,956	2.95
Total		$126,157	100.0%	788	6,837,850	$18.45

(1)	Excludes one undeveloped land parcel. Includes four properties which secure our investments in mortgage loans receivable.
(2)	Excludes properties with no annualized base rent and properties under construction.

As of June 30, 2019, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.8x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.3x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.1x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 7.8x.

Diversification by Geography

Our 789 property locations are spread across 45 states. The following table details the geographical locations of our properties as of June 30, 2019 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)
Texas	$14,442	11.4%	83	869,555
Georgia	12,879	10.2%	87	504,887
Florida	8,047	6.4%	46	362,473
Michigan	7,378	5.8%	35	421,850
Alabama	6,727	5.3%	46	481,818
Ohio	6,030	4.8%	44	521,688
Minnesota	5,433	4.3%	30	437,558
Arkansas	5,138	4.1%	38	172,468
Wisconsin	4,649	3.7%	33	195,851
Tennessee	3,875	3.1%	33	173,387
North Carolina	3,834	3.0%	14	265,097
Pennsylvania	3,715	2.9%	19	184,922
Arizona	3,257	2.6%	14	94,883
New York	3,207	2.5%	32	79,929
South Carolina	3,018	2.4%	16	160,163
Massachusetts	2,714	2.2%	4	247,875
New Mexico	2,708	2.1%	18	83,651
Iowa	2,458	1.9%	19	106,770
Colorado	2,422	1.9%	16	154,671
Kentucky	2,273	1.8%	21	134,081
Louisiana	1,983	1.7%	11	72,930
Indiana	1,889	1.6%	15	81,069
Missouri	1,748	1.4%	12	70,908
Maryland	1,716	1.4%	7	56,214
Mississippi	1,571	1.2%	11	76,190
Kansas	1,385	1.1%	5	96,153
Illinois	1,322	1.0%	13	67,072
South Dakota	1,272	1.0%	6	34,192
Oklahoma	1,230	1.0%	10	109,065
Washington	1,078	0.9%	9	51,972
Virginia	1,066	0.8%	5	46,183
Connecticut	994	0.8%	6	51,551
Oregon	842	0.7%	4	110,725
Utah	540	0.4%	1	42,540
West Virginia	536	0.4%	7	50,146
New Jersey	414	0.3%	3	19,091
Nebraska	391	0.3%	4	13,342
Idaho	374	0.3%	1	35,433
California	351	0.3%	2	28,739
Alaska	301	0.2%	2	6,630
Wyoming	261	0.2%	1	10,001
North Dakota	255	0.2%	1	6,041
Nevada	222	0.2%	1	34,777
New Hampshire	140	0.1%	3	9,914
Maine	72	0.1%	1	3,395
Total	$126,157	100.0%	789	6,837,850

(1)	Includes four properties which secure our investments in mortgage loans receivable.

Lease Expirations

As of June 30, 2019, the weighted average remaining term of our leases was 14.5 years (based on annualized base rent), with only 3.6% of our annualized base rent attributable to leases expiring prior to January 1, 2024. The following table sets forth our lease expirations for leases in place as of June 30, 2019 (dollars in thousands):

				Weighted
	Annualized	% of Annualized	Number of	Average Rent
Lease Expiration Year (1)	Base Rent	Base Rent	Properties (2)	Coverage Ratio (3)
2019	$253	0.2%	5	4.6	x
2020	738	0.6%	8	2.6	x
2021	510	0.4%	5	2.3	x
2022	764	0.6%	5	3.8	x
2023	2,252	1.8%	13	2.9	x
2024	5,714	4.5%	49	3.4	x
2025	894	0.7%	9	3.6	x
2026	1,770	1.4%	9	2.0	x
2027	7,330	5.8%	41	2.7	x
2028	2,847	2.3%	17	3.0	x
2029	4,230	3.4%	66	4.1	x
2030	4,407	3.5%	42	3.6	x
2031	5,228	4.1%	33	3.5	x
2032	10,875	8.6%	70	3.0	x
2033	9,618	7.6%	44	2.2	x
2034	12,978	10.3%	84	3.3	x
2035	550	0.4%	4	2.0	x
2036	2,638	2.1%	22	2.3	x
2037	21,900	17.4%	95	3.0	x
2038	18,615	14.8%	96	2.1	x
2039	10,492	8.3%	64	2.7	x
2040	1,139	0.9%	7	2.7	x
2059	415	0.3%	0	3.7	x
Total/Weighted Average	$126,157	100.0%	788	2.9	x

(1)	Expiration year of contracts in place as of June 30, 2019, excluding any tenant option renewal periods that have not been exercised.
(2)	Excludes one undeveloped land parcel. Includes four properties which secure our investments in mortgage loans receivable.
(3)	Weighted by annualized base rent.

Results of Operations

The following discussion includes the results of the Company’s and the Predecessor’s operations collectively for the periods presented.

Comparison of the three months ended June 30, 2019 and the three months ended June 30, 2018

	Three months ended June 30,
(dollar amounts in thousands)	2019	2018	Change	%
Revenues:
Rental revenue	$32,111	$21,554	$10,557	49.0%
Interest on loans and direct financing lease receivables	403	89	314	352.8%
Other revenue, net	241	22	219	995.5%
Total revenues	32,755	21,665	11,090

Expenses:
Interest	5,779	8,634	(2,855)	-33.1%
General and administrative	4,737	2,987	1,750	58.6%
Property expenses	645	380	265	69.7%
Depreciation and amortization	10,105	7,611	2,494	32.8%
Provision for impairment of real estate	481	907	(426)	-47.0%
Total expenses	21,747	20,519	1,228
Other operating income:
Gain on dispositions of real estate, net	3,474	2,412	1,062	44.0%
Income from operations	14,482	3,558	10,924
Other (loss)/income:
Loss on repurchase of secured borrowings	(4,353)	—	(4,353)
Interest	518	28	490	1750.0%
Income before income tax expense	10,647	3,586	7,061
Income tax expense	76	87	(11)	-12.6%
Net income	10,571	3,499	7,072
Net income attributable to non-controlling interests	(2,620)	(99)	(2,521)
Net income attributable to stockholders and members	$7,951	$3,400	$4,551
Rental revenue. Rental revenue increased by $10.6 million to $32.1 million for the three months ended June 30, 2019 as compared to $21.6 million for the three months ended June 30, 2018. The increase in rental revenue was primarily due to our acquisition of properties during the period from April 1, 2018 to June 30, 2019, which provided $11.4 million of additional rental revenue between the comparison periods. This increase in revenue was offset by a decrease in rental revenue of $1.1 million due to sale of properties acquired prior to January 1, 2018. Additionally, there was an increase in reimbursable revenue of $0.2 million.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to our investments in loans receivable beginning in the second quarter of 2018 and a higher average daily balance of the loans receivable during the three months ended June 30, 2019.

Other revenue. An increase of approximately $0.2 million for the three months ended June 30, 2019 as compared to three months ended June 30, 2018 was primarily due to the receipt of lease termination fees from former tenants during the three months ended June 30, 2019. No lease termination income was recorded during the three months ended June 30, 2018.

Interest expense. Interest expense decreased by $2.9 million to $5.8 million for the three months ended June 30, 2019 as compared to $8.6 million for the three months ended June 30, 2018. In May 2019, the Company borrowed the entire amount available under its Term Loan Facility and used the proceeds to repurchase Master Trust Funding notes with a face value of $200 million. Repurchase of the Master Trust Funding notes resulted in a decrease in interest expense of $1.7 million for the three months ended June 30, 2019 as compared to three months ended June 30, 2018. Repayment of notes payable to related parties in June 2018 resulted in a decrease in interest expense of $2.5 million for the three months ended June 30, 2019 as compared to three months ended June 30, 2018. Borrowings under the Term Loan Facility resulted in additional interest of $0.9 million during the three months ended June 30, 2019. Additional borrowings under the Revolving Credit Facility, unused facility fee related to the Revolving Credit Facility and amortization of deferred financing costs incurred for obtaining the Amended Credit Facility resulted in additional interest expense of $0.1 million, $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

General and administrative expenses. General and administrative expenses increased $1.8 million to $4.7 million for the three months ended June 30, 2019 as compared to $3.0 million for the three months ended June 30, 2018. This increase in general and administrative expenses was primarily due to the increased costs of operating as a public company in 2019 and a larger real estate portfolio, including increased equity-based compensation expense, legal fees, directors’ fees, accounting fees and consulting fees.

Property expenses. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Property expenses increased by $0.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in property expenses was primarily due to an increase in reimbursable costs and insurance expenses during the three months ended June 30, 2019.

Depreciation and amortization expense. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of related lease intangibles. Depreciation and amortization expense increased by $2.5 million to $10.1 million for the three months ended June 30, 2019 as compared to $7.6 million for the three months ended June 30, 2018. The increase in depreciation and amortization expense during the three months ended June 30, 2019 was primarily due to the inclusion of depreciation and amortization expense for properties acquired during the period from April 1, 2018 to June 30, 2019, which added $3.4 million of additional depreciation and amortization expense. This increase was partially offset by a reduction in depreciation and amortization expense of $1.0 million on properties that were disposed during the period from January 1, 2018 to June 30, 2019.

Provision for impairment of real estate. Impairment charges on real estate investments were $0.5 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, we recorded a provision for impairment of real estate at two and eight of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $1.1 million to $3.5 million for the three months ended June 30, 2019 as compared to $2.4 million for the three months ended June 30, 2018. We disposed of 11 real estate properties during the three months ended June 30, 2019 compared to 12 real estate properties during the three months ended June 30, 2018.

Loss on repurchase of secured borrowings. Loss on repurchase of secured borrowings of $4.4 million during the three months ended June 30, 2019 relates to the repurchase by the Company of its Class A Series 2016-1 Notes with a face value of $200.0 million for $201.4 million. The repurchase was accounted for as a debt extinguishment and accordingly, the Company recorded a loss on extinguishment of $4.4 million, which includes the premium paid on the repurchase, the write-off of unamortized deferred financing charges and other associated legal expenses.

Interest income. Interest income increased by $0.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the three months ended June 30, 2019 because of funds raised through the Follow-On Offering.

Income tax expense. Income tax expense decreased by approximately $11,000 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.

Comparison of the six months ended June 30, 2019 and the six months ended June 30, 2018

	Six months ended June 30,
(dollar amounts in thousands)	2019	2018	Change	%
Revenues:
Rental revenue	$62,884	$41,647	$21,237	51.0%
Interest income on loans and direct financing lease receivables	729	159	570	358.5%
Other revenue, net	248	25	223	892.0%
Total revenues	63,861	41,831	22,030

Expenses:
Interest	12,867	16,911	(4,044)	-23.9%
General and administrative	8,925	6,343	2,582	40.7%
Property expenses	1,892	727	1,165	160.2%
Depreciation and amortization	19,225	14,079	5,146	36.6%
Provision for impairment of real estate	1,921	2,756	(835)	-30.3%
Total expenses	44,830	40,816	4,014
Other operating income:
Gain on dispositions of real estate, net	4,150	3,645	505	13.9%
Income from operations	23,181	4,660	18,521
Other (loss)/income:
Loss on repurchase of secured borrowings	(4,353)	—	(4,353)
Interest	609	64	545	851.6%
Income (loss) before income tax expense (benefit)	19,437	4,724	14,713
Income tax expense (benefit)	143	117	26	22.2%
Net income	19,294	4,607	14,687
Net income attributable to non-controlling interests	(5,214)	(99)	(5,115)
Net income attributable to stockholders and members	$14,080	$4,508	$9,572

Rental revenue. Rental revenue increased by $21.2 million to $62.9 million for the six months ended June 30, 2019 as compared to $41.6 million for the six months ended June 30, 2018. The increase in rental revenue was primarily due to our acquisition of properties during the period from January 1, 2018 to June 30, 2019, which provided $22.4 million of additional rental revenue between the comparison periods. This increase in revenue was offset by a decrease in rental revenue of $2.1 million due to sale of properties acquired prior to January 1, 2018. Additionally, there was an increase in reimbursable revenue of $0.9 million.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing receivables increased by $0.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to our investments in loans receivable beginning in the second quarter of 2018 and a higher average daily balance of the loans receivable during the six months ended June 30, 2019.

Other revenue. An increase of $0.2 million for the six months ended June 30, 2019 as compared to six months ended June 30, 2018 was primarily due to the receipt of lease termination fees from former tenants during the six months ended June 30, 2019. No lease termination income was recorded during the six months ended June 30, 2018.

Interest expense. Interest expense decreased by $4.0 million to $12.9 million for the six months ended June 30, 2019 as compared to $16.9 million for the six months ended June 30, 2018. In May 2019, the Company borrowed the entire amount available under its Term Loan Facility and used the proceeds to repurchase Master Trust Funding notes with a face value of $200 million. Repurchase of the Master Trust Funding notes resulted in a decrease in interest expense of $1.8 million for the six months ended June 30, 2019 as compared to six months ended June 30, 2018. Repayment of notes payable to related parties in June 2018 resulted in a decrease in interest expense of $4.6 million for the six months ended June 30, 2019 as compared to six months ended June 30, 2018. Borrowing of funds under the Term Loan Facility resulted in additional interest of $1.0 million during the six months ended June 30, 2019. Additional borrowings under the 2018 Credit Facility and the Revolving Credit Facility, unused facility fees related to the 2018 Credit Facility and the Revolving Credit Facility and amortization of deferred financing costs incurred for obtaining the 2018 Credit Facility and the Amended Credit Facility resulted in additional interest expense of $0.6 million, $0.4 million and $0.4 million, respectively, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 .

General and administrative expenses. General and administrative expenses increased $2.6 million to $8.9 million for the six months ended June 30, 2019 as compared to $6.3 million for the six months ended June 30, 2018. This increase in general and administrative expenses was primarily due to the increased costs of operating as a public company in 2019 and a larger real estate portfolio, including increased equity-based compensation expense, legal fees and directors’ fees.

Property expenses. Our leases are generally triple-net and provide that the tenant is responsible for the payment of all property-level expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Therefore, we are generally not responsible for operating costs related to the properties, unless a property is not subject to a triple-net lease or is vacant. Property expenses increased by $1.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in property expenses was primarily due to an increase in reimbursable costs of $0.9 million and insurance expense of $0.2 million during the six months ended June 30, 2019.

Depreciation and amortization expense. Depreciation and amortization expense relates primarily to depreciation on the properties and improvements we own and to amortization of related lease intangibles. Depreciation and amortization expense increased by $5.1 million to $19.2 million for the six months ended June 30, 2019 as compared to $14.1 million for the six months ended June 30, 2018. The increase in depreciation and amortization expense during the six months ended June 30, 2019 was primarily due to the inclusion of depreciation and amortization expense for properties acquired during the period from January 1, 2018 to June 30, 2019, which added $6.7 million of additional depreciation and amortization expense. This increase was partially offset by a reduction in depreciation and amortization expense of $1.7 million on properties that were disposed during the six months ended June 30, 2019.

Provision for impairment of real estate. Impairment charges on real estate investments were $1.9 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, we recorded a provision for impairment of real estate at six and 13 of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $0.5 million to $4.2 million for the six months ended June 30, 2019 as compared to $3.6 million for the six months ended June 30, 2018. We disposed of 18 real estate properties during the six months ended June 30, 2019 compared to 18 real estate properties during the six months ended June 30, 2018.

Loss on repurchase of secured borrowings. Loss on repurchase of secured borrowings of $4.4 million during the six months ended June 30, 2019 relates to the repurchase by the Company of its Class A Series 2016-1 Notes with a face value of $200.0 million for $201.4 million. The repurchase was accounted for as a debt extinguishment and accordingly, the Company recorded a loss on extinguishment of $4.4 million, which includes the premium paid on the repurchase, the write-off of unamortized deferred financing charges and other associated legal expenses.

Interest income. Interest income increased by $0.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the six months ended June 30, 2019 because of funds raised through the Follow-On Offering.

Income tax expense. Income tax expense increased by approximately $26,000 for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. As we are organized and operate with the intention of qualifying as a REIT, we are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: funds from operations (“FFO”), core funds from operations (“Core FFO”), adjusted funds from operations (“AFFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), adjusted EBITDAre, annualized adjusted EBITDAre, net debt, net operating income (“NOI”) and cash NOI (“Cash NOI”). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO is used by management, and may be useful to investors and analysts, to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains and losses on sales (which are dependent on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions).

We compute Core FFO by excluding from NAREIT defined FFO certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and/or not related to our core real estate operations. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis. Core FFO is used by management in evaluating the performance of our core business operations. Items included in calculating FFO that may be excluded in calculating Core FFO include items like certain transaction related gains, losses, income or expense or other non-core amounts as they occur.

To derive AFFO, we modify our computation of Core FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our operating performance, including straight-line rental revenue, non-cash interest expense, non-cash compensation expense, other amortization and non-cash charges, capitalized interest expense and transaction costs. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider to assess our operating performance without the distortions created by non-cash and certain other revenues and expenses.

FFO, Core FFO and AFFO do not include all items of revenue and expense included in net income, nor do they represent cash generated from operating activities, and they are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures. Additionally, our computation of FFO, Core FFO and AFFO may differ from the methodology for calculating these metrics used by other equity REITs and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$10,571	$3,499	$19,294	$4,607
Depreciation and amortization of real estate	10,081	7,610	19,178	14,077
Provision for impairment of real estate	481	907	1,921	2,756
Gain on dispositions of real estate, net	(3,474)	(2,412)	(4,150)	(3,645)
FFO attributable to stockholders and members and non-controlling interests	17,659	9,604	36,243	17,795
Loss on repurchase of secured borrowings	4,353	—	4,353	—
Core FFO attributable to stockholders and members and non-controlling interests	22,012	9,604	40,596	17,795
Adjustments:
Straight-line rental revenue, net	(2,994)	(1,867)	(5,897)	(3,517)
Non-cash interest	709	589	1,525	1,165
Non-cash compensation expense	1,247	169	2,473	347
Other amortization and non-cash charges	216	31	447	207
Capitalized interest expense	(45)	(83)	(70)	(136)
Transaction costs	—	18	—	26
AFFO attributable to stockholders and members and non-controlling interests	$21,145	$8,461	$39,074	$15,887

We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and real estate impairment losses. We present EBITDA and EBITDAre as they are measures commonly used in our industry and we believe that these measures are useful to investors and analysts because they provide important supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. We use EBITDA and EBITDAre as measures of our operating performance and not as measures of liquidity.

EBITDA and EBITDAre are not measures of financial performance under GAAP. You should not consider EBITDA and EBITDAre as alternatives to net income or cash flows from operating activities determined in accordance with GAAP. Additionally, our computation of EBITDA and EBITDAre may differ from the methodology for calculating these metrics used by other equity REITs and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$10,571	$3,499	$19,294	$4,607
Depreciation and amortization	10,105	7,611	19,225	14,079
Interest expense	5,779	8,634	12,867	16,911
Interest income	(518)	(28)	(609)	(64)
Income tax expense	76	87	143	117
EBITDA attributable to stockholders and members and non-controlling interests	26,013	19,803	50,920	35,650
Provision for impairment of real estate	481	907	1,921	2,756
Gain on dispositions of real estate, net	(3,474)	(2,412)	(4,150)	(3,645)
EBITDAre attributable to stockholders and members and non-controlling interests	$23,020	$18,298	$48,691	$34,761

We further adjust EBITDAre i) based on an estimate calculated as if all acquisition and disposition activity that took place during the quarter had been made on the first day of the quarter, ii) to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature, such as our loss on repurchase of secured borrowings and iii) to eliminate the impact of contingent rental revenue from our tenants which is subject to sales thresholds specified in the lease (“Adjusted EBITDAre”). We then annualize Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”), which we believe provides a meaningful estimate of our current run rate for all properties owned as of the date of this report. You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre.

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended June 30, 2019:

(in thousands)	Three months ended June 30, 2019
Net income	$10,571
Depreciation and amortization	10,105
Interest expense	5,779
Interest income	(518)
Income tax expense	76
EBITDA attributable to stockholders and non-controlling interests	26,013
Provision for impairment of real estate	481
Gain on dispositions of real estate, net	(3,474)
EBITDAre attributable to stockholders and non-controlling interests	23,020
Adjustment for current quarter acquisition and disposition activity (1)	2,608
Adjustment to exclude loss on repurchase of secured borrowings	4,353
Adjustment to exclude certain percentage rent (2)	(116)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$29,865

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$119,460

(1)	Adjustment assumes all acquisitions and dispositions of real estate investments made during the three months ended June 30, 2019 had occurred on April 1, 2019.
(2)	Adjustment excludes contingent rent (based on a percentage of the tenant’s gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease.

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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	June 30, 2019	December 31, 2018
Secured borrowings, net of deferred financing costs	$306,553	$506,116
Unsecured term loan, net of deferred financing costs	199,097	—
Revolving credit facility	67,000	34,000
Total debt	572,650	540,116
Deferred financing costs, net	6,080	9,004
Gross debt	578,730	549,120
Cash and cash equivalents	(7,816)	(4,236)
Restricted cash deposits held for the benefit of lenders	(10,128)	(12,003)
Net debt	$560,786	$532,881

We compute NOI as total revenues less property expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net income or loss. Cash NOI further excludes non-cash items included in total revenues and property expenses, such as straight-line rental revenue and other amortization and non-cash charges. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those revenue and expense items that are incurred at the property level and present such items on an unlevered basis.

NOI and Cash NOI are not measures of financial performance under GAAP. You should not consider our NOI and Cash NOI as alternatives to net income or cash flows from operating activities determined in accordance with GAAP. Additionally, our computation of NOI and Cash NOI may differ from the methodology for calculating these metrics used by other equity REITs, and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$10,571	$3,499	$19,294	$4,607
Interest expense	5,779	8,634	12,867	16,911
General and administrative expense	4,737	2,987	8,925	6,343
Depreciation and amortization	10,105	7,611	19,225	14,079
Provision for impairment of real estate	481	907	1,921	2,756
Loss on repurchase of secured borrowings	4,353	—	4,353	—
Interest income	(518)	(28)	(609)	(64)
Income tax expense	76	87	143	117
Gain on dispositions of real estate, net	(3,474)	(2,412)	(4,150)	(3,645)
NOI attributable to stockholders and members and non-controlling interests	32,110	21,285	61,969	41,104
Straight-line rental revenue, net	(2,994)	(1,867)	(5,897)	(3,517)
Other amortization and non-cash charges	214	31	443	207
Cash NOI attributable to stockholders and members and non-controlling interests	$29,330	$19,449	$56,515	$37,794

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we primarily borrow on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding acquisitions, and the Term Loan Facility. We have fixed the floating rates on the Term Loan Facility by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the Term Loan Facility. As of June 30, 2019, we had $311.7 million of principal outstanding under our Master Trust Funding Program, net of repurchased notes, which bears interest at a weighted average fixed rate of 4.28% per annum as of such date, and had $200.0 million of principal outstanding on the Term Loan Facility, which bears interest at a fixed rate of 3.26% after giving effect to our interest rate swap agreements. Additionally, as of June 30, 2019, we had $67.0 million in borrowings outstanding under the Revolving Credit Facility, which bear interest at an annual rate equal to LIBOR plus a leverage-based credit spread of 1.25% as of such date. Therefore, an increase or decrease in interest rates would only result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $0.7 million as of June 30, 2019.

We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction or acquire a leased property and the time we finance the related real estate with long-term fixed-rate debt. In addition, when our long-term debt matures, we may have to refinance the debt at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control. Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows. Additionally, our long-term debt under our Master Trust Funding Program generally provides for some amortization of the principal balance over the term of the debt, which serves to reduce the amount of refinancing risk at debt maturity. While we have not done so to date, we may, in the future, use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not intend to use derivative instruments for trading or speculative purposes.

In addition to amounts that we borrow under the Revolving Credit Facility, we may incur variable-rate debt in the future. Additionally, decreases in interest rates may lead to increased competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

If interest rates rise significantly or there is an economic downturn, tenant defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results.

Fair Value of Fixed-Rate Indebtedness

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of June 30, 2019:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$311,730	$320,324

(1)	Excludes net deferred financing costs of $5.2 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the SEC on February 28, 2019. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Effective December 31, 2019, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” will no longer apply, which will increase our costs as a result of, among other things, compliance requirements with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”)  and increased demands on management.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). On the last business day of our second quarter in fiscal year 2019 the aggregate worldwide market value of common stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2019, we will be considered a large accelerated filer and will as a consequence lose our status as an emerging growth company. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. Once we are no longer an “emerging growth company,” the cost of compliance with Section 404 will require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting as material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all. In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: August 7, 2019	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Hillary P. Hai
Hillary P. Hai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)