Form 10-Q
period 2019-09-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2019-11-07
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 81,032,709 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$547,549	$420,848
Building and improvements	1,117,702	885,656
Lease incentives	4,831	2,794
Construction in progress	10,229	1,325
Intangible lease assets	74,973	66,421
Total real estate investments, at cost	1,755,284	1,377,044
Less: accumulated depreciation and amortization	(79,482)	(51,855)
Total real estate investments, net	1,675,802	1,325,189
Loans and direct financing lease receivables, net	62,505	17,505
Net investments	1,738,307	1,342,694
Cash and cash equivalents	23,446	4,236
Restricted cash	2,776	12,003
Straight-line rent receivable, net	22,592	14,255
Prepaid expenses and other assets, net	18,357	7,712
Total assets (1)	$1,805,478	$1,380,900

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$305,702	$506,116
Unsecured term loan, net of deferred financing costs	199,144	—
Revolving credit facility	155,000	34,000
Intangible lease liabilities, net	9,635	11,616
Dividend payable	17,652	13,189
Accrued liabilities and other payables	17,316	4,938
Total liabilities (1)	704,449	569,859
Commitments and contingencies (see Note 12)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 79,672,970 and 43,749,092 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	796	431
Additional paid-in capital	1,120,300	569,407
Distributions in excess of cumulative earnings	(22,733)	(7,659)
Accumulated other comprehensive loss	(5,001)	—
Total stockholders' equity	1,093,362	562,179
Non-controlling interests	7,667	248,862
Total equity	1,101,029	811,041
Total liabilities and equity	$1,805,478	$1,380,900

(1)

The consolidated balance sheets of Essential Properties Realty Trust, Inc. include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 6. As of September 30, 2019 and December 31, 2018, with the exception of $17.5 million and $9.2 million, respectively, of dividends payable, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE.

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenue	$34,958	$25,496	$97,842	$67,119
Interest on loans and direct financing lease receivables	940	220	1,669	379
Other revenue, net	393	26	641	75
Total revenues	36,291	25,742	100,152	67,573

Expenses:
Interest (including $4,603 to related parties during the nine months ended September 30, 2018)	7,207	6,563	20,074	23,474
General and administrative	7,530	3,529	16,455	9,872
Property expenses	442	494	2,334	1,221
Depreciation and amortization	11,141	8,763	30,367	22,842
Provision for impairment of real estate	—	770	1,921	3,526
Total expenses	26,320	20,119	71,151	60,935
Other operating income:
Gain on dispositions of real estate, net	4,087	1,455	8,237	5,100
Income from operations	14,058	7,078	37,238	11,738
Other (loss)/income:
Loss on repurchase of secured borrowings	—	—	(4,353)	—
Interest	114	655	723	719
Income before income tax expense	14,172	7,733	33,608	12,457
Income tax expense	66	26	209	143
Net income	14,106	7,707	33,399	12,314
Net income attributable to non-controlling interests	(861)	(2,383)	(6,076)	(2,482)
Net income attributable to stockholders and members	$13,245	$5,324	$27,323	$9,832

	Three months ended September 30,		Nine months ended September	Period from June 25, 2018 to September
	2019	2018	30, 2019	30, 2018
Basic weighted average shares outstanding	72,483,932	42,364,754	58,375,745	42,237,460
Basic net income per share	$0.18	$0.12	$0.46	$0.13

Diluted weighted average shares outstanding	77,612,949	61,472,675	73,021,273	61,342,278
Diluted net income per share	$0.18	$0.12	$0.45	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$14,106	$7,707	$33,399	$12,314
Other comprehensive loss:
Unrealized loss on cash flow hedges	(2,010)	—	(5,784)	—
Cash flow hedge gains reclassified to interest expense	(94)	—	(193)	—
Total other comprehensive loss	(2,104)	—	(5,977)	—
Comprehensive income	12,002	7,707	27,422	12,314
Net income attributable to non-controlling interests	(861)	(2,383)	(6,076)	(2,482)
Adjustment for cash flow hedge losses attributable to non-controlling interests	15	—	975	—
Comprehensive income attributable to stockholders and members	$11,156	$5,324	$22,321	$9,832

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/ Members’ Equity

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-controlling interests	Total Equity

Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$—	$—	$—	$—	$—	$562,179	$248,862	$811,041
Common stock issuance	14,030,000	140	245,385	—	—	—	—	—	—	245,525	—	245,525
Costs related to issuance of common stock	—	—	(10,887)	—	—	—	—	—	—	(10,887)	—	(10,887)
Share-based compensation expense	46,368	—	1,007	—	—	—	—	—	—	1,007	—	1,007
Unit-based compensation expense	—	—	227	—	—	—	—	—	—	227	—	227
Dividends declared on common stock and OP Units	—	—	—	(12,143)	—	—	—	—	—	(12,143)	(4,002)	(16,145)
Net income	—	—	—	6,129	—	—	—	—	—	6,129	2,594	8,723
Balance at March 31, 2019	57,825,460	571	805,139	(13,673)	—	—	—	—	—	792,037	247,454	1,039,491
Unrealized losses on cash flow hedges	—	—	—	—	(2,838)	—	—	—	—	(2,838)	(935)	(3,773)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(74)	—	—	—	—	(74)	(25)	(99)
Share-based compensation expense	—	7	1,021	—	—	—	—	—	—	1,028	—	1,028
Unit-based compensation expense	—	—	216	—	—	—	—	—	—	216	—	216
Dividends declared on common stock and OP Units	—	—	—	(12,725)	—	—	—	—	—	(12,725)	(4,192)	(16,917)
Net income	—	—	—	7,951	—	—	—	—	—	7,951	2,620	10,571
Balance at June 30, 2019	57,825,460	578	806,376	(18,447)	(2,912)	—	—	—	—	785,595	244,922	1,030,517
Common stock issuances	3,344,805	33	74,967	—	—	—	—	—	—	75,000	—	75,000
Costs related to issuances of common stock	—	—	(1,607)	—	—	—	—	—	—	(1,607)	—	(1,607)
Conversion of equity in Secondary Offering	18,502,705	185	237,795	—	—	—	—	—	—	237,980	(237,980)	—
Unrealized losses on cash flow hedges	—	—	—	—	(1,996)	—	—	—	—	(1,996)	(14)	(2,010)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(93)	—	—	—	—	(93)	(1)	(94)
Share-based compensation expense		—	1,050	—	—	—	—	—	—	1,050	—	1,050
Unit-based compensation expense	—	—	1,719	—	—	—	—	—	—	1,719	—	1,719
Dividends declared on common stock and OP Units	—	—	—	(17,531)	—	—	—	—	—	(17,531)	(121)	(17,652)
Net income	—	—	—	13,245	—	—	—	—	—	13,245	861	14,106
Balance at September 30, 2019	79,672,970	$796	$1,120,300	$(22,733)	$(5,001)	$—	$—	$—	$—	$1,093,362	$7,667	$1,101,029

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/ Members’ Equity - Continued

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non-controlling interests	Total Equity

Balance at December 31, 2017	—	$—	$—	$—	$—	$86,668	$574	$94,064	$96	$181,402	$—	$181,402
Contributions	—	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit-based compensation expense	—	—	—	—	—	—	193	—	49	242	—	242
Net income	—	—	—	—	—	528	—	581	—	1,109	—	1,109
Balance at March 31, 2018	—	—	—	—	—	137,196	767	94,645	145	232,753	—	232,753
Unit-based compensation expense	—	—	—	—	—	—	180	—	21	201	—	201
Net income	—	—	—	—	—	1,886	—	1,290	—	3,176	—	3,176
Balance at June 24, 2018	—	—	—	—	—	139,082	947	95,935	166	236,130	—	236,130
Contribution of Predecessor equity in exchange for OP Units	—	—	—	—	—	(139,082)	(947)	(95,935)	(166)	(236,130)	236,130	—
Initial public offering	32,500,000	325	454,675	—	—	—	—	—	—	455,000	—	455,000
Concurrent private placement of common stock	7,785,611	78	108,921	—	—	—	—	—	—	108,999	—	108,999
Concurrent private placement of OP Units	—	—	—	—	—	—	—	—	—	—	16,001	16,001
Costs related to initial public offering	—	—	(32,053)	—	—	—	—	—	—	(32,053)	—	(32,053)
Share-based compensation expense	691,290	—	46	—	—	—	—	—	—	46	—	46
Net income				222	—	—	—	—	—	222	99	321
Balance at June 30, 2018	40,976,901	403	531,589	222		—	—	—	—	532,214	252,230	784,444
Initial public offering	2,772,191	28	38,783	—	—	—	—	—	—	38,811	—	38,811
Costs related to initial public offering	—	—	(3,054)	—	—	—	—	—	—	(3,054)	—	(3,054)
Share-based compensation expense	—	—	823	—	—	—	—	—	—	823	—	823
Unit-based compensation expense	—	—	228	—	—	—	—	—	—	228	—	228
Dividends declared on common stock and OP units	—	—	—	(9,800)	—	—	—	—	—	(9,800)	(4,268)	(14,068)
Net income	—	—	—	5,325	—	—	—	—	—	5,325	2,383	7,708
Balance at September 30, 2018	43,749,092	$431	$568,369	$(4,253)	$—	$—	$—	$—	$—	$564,547	$250,345	$814,892

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$33,399	$12,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,367	22,843
Amortization of lease incentive	206	116
Amortization of above/below market leases and right of use assets, net	529	283
Amortization of deferred financing costs and other assets	2,174	1,982
Loss on repurchase of secured borrowings	4,353	—
Provision for impairment of real estate	1,921	3,526
Gain on dispositions of real estate, net	(8,237)	(5,100)
Straight-line rent receivable	(8,880)	(5,770)
Equity-based compensation expense	5,216	1,398
Adjustment to rental revenue for tenant credit/allowance for doubtful accounts	25	311
Changes in other assets and liabilities:
Prepaid expenses and other assets	(1,649)	179
Accrued liabilities and other payables	1,487	(3,300)
Net cash provided by operating activities	60,911	28,782
Cash flows from investing activities:
Proceeds from sales of investments, net	51,712	40,906
Principal collections on loans and direct financing lease receivables	4,689	55
Investments in loans receivable	(58,865)	(10,379)
Deposits for prospective real estate investments	(3,991)	(150)
Investment in real estate, including capital expenditures	(404,540)	(387,595)
Investment in construction in progress	(12,378)	(14,307)
Lease incentives paid	(2,038)	(269)
Net cash used in investing activities	(425,411)	(371,739)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	—	154,000
Payments of principal on notes payable to related parties	—	(384,000)
Repayments of secured borrowings	(5,968)	(5,875)
Repurchase of secured borrowings	(201,400)	—
Principal received on repurchased secured borrowings	1,419	—
Borrowings under term loan facility	200,000	—
Borrowings under revolving credit facility	278,000	—
Repayments under revolving credit facility	(157,000)	—
Deferred financing costs	(2,472)	(3,305)
Capital contributions by members in Predecessor	—	50,000
Proceeds from issuance of common stock, net	309,768	464,182
Offering costs	(1,613)	(2,395)
Proceeds from concurrent private placement of OP Units	—	16,001
Proceeds from concurrent private placement of common stock	—	108,999
Dividends paid	(46,251)	—
Net cash provided by financing activities	374,483	397,607
Net increase (decrease) in cash and cash equivalents and restricted cash	9,983	54,650
Cash and cash equivalents and restricted cash, beginning of period	16,239	19,430
Cash and cash equivalents and restricted cash, end of period	$26,222	$74,080
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$23,446	$73,271
Restricted cash	2,776	809
Cash and cash equivalents and restricted cash, end of period	$26,222	$74,080

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$22,763	$22,093
Cash paid for income taxes	60	48
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$3,474	$14,451
Net settlement of proceeds on the purchase and sale of investments	4,960	—
Non-cash investments in real estate and loan receivable activity	9,176	—
Lease liabilities arising from the recognition of right of use assets	4,822	—
Unrealized losses on cash flow hedges	5,977	—
Contribution of Predecessor equity in exchange for OP Units	—	236,130
Conversion of equity in Secondary Offering	237,795	—
Payable and accrued offering costs	122	3,083
Discounts and fees on capital raised through issuance of common stock	10,758	29,629
Payable and accrued deferred financing costs	—	271
Dividends declared	17,652	14,068

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

September 30, 2019

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

EPRT Inc. was organized on January 12, 2018 as a Maryland corporation. It has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 2018, and it believes that its current organizational and operational status and intended distributions will allow it to continue to so qualify.

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

On March 18, 2019, EPRT Inc. completed a follow-on public offering (the “Follow-On Offering”) of 14,030,000 shares of common stock, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share, pursuant to registration statements on Form S-11 (File Nos. 333-230188 and 333-230252) filed with the SEC under the Securities Act. Net proceeds from the Follow-On Offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.

On July 22, 2019, EPRT Holdings and Security Benefit Life Insurance Company (together, the “Selling Stockholders”), affiliates of Eldridge, completed a secondary public offering (the “Secondary Offering”) of 26,288,316 shares of common stock, of the Company, including 3,428,910 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares. Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company’s common stock. To the Company’s knowledge, following the completion of the Secondary Offering, the Selling

Stockholders no longer own any of the Company’s common stock or OP Units of the Operating Partnership. As of September 30, 2019, there were 553,847 OP Units outstanding.

In August 2019, the Company established an “at the market” equity distribution program (“ATM Program”), through which the Company may, from time to time, publicly offer and sell shares of its common stock having an aggregate gross sales price of up to $200 million. Through September 30, 2019, the Company sold 3,344,805 shares of its common stock have under the ATM Program, at a weighted average price per share of $22.42, generating $75.0 million in gross proceeds.

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

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the SEC. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Reclassification

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation of gain on dispositions of real estate, net on the consolidated statements of operations for the three and nine months ended September 30, 2019. The Company has presented gain on dispositions of real estate, net as a component of income from operations in order to present gains and losses on dispositions of properties in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 360-10-45-5. This change in presentation was made for the prior periods as the SEC has eliminated Rule 3-15(a) of Regulation S-X, which previously had required the Company to present gains and losses on sale of properties outside of continuing operations in the Company’s consolidated statements of operations. Additionally, the Company changed the presentation of its consolidated statements of stockholders’/members’ equity for the nine months ended September 30, 2018, as the SEC extended the annual disclosure requirements for changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods, now requiring both the year-to-date information and subtotals for each interim period.

Additionally, certain amounts previously reported in the consolidated statements of operations have been reclassified to conform to the current period’s presentation of rental revenue (due to the adoption of the new lease accounting standard, as discussed further below), interest income and income tax expense.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2019 and December 31, 2018, the Company held a 98.3% and 69.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Equity for changes in the ownership interest in the Operating Partnership.

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

Real Estate Investments

Investments in real estate are carried at cost less accumulated depreciation and impairment losses. The cost of investments in real estate reflects their purchase price or development cost. The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

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

The Company incurs various costs in the leasing and development of its properties. Amounts paid to tenants that incentivize them to extend or otherwise amend an existing lease or to sign a new lease agreement are capitalized to lease incentives on the Company’s consolidated balance sheets. Tenant improvements are capitalized to building and improvements within the Company’s consolidated balance sheets. Costs incurred which are directly related to properties under development, which include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs and real estate taxes and insurance, are capitalized during the period of development as construction in progress. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that benefited. Determination of when a development project commences, and capitalization begins, and when a development project has reached substantial completion, and is available for occupancy and capitalization must cease, involves a degree of judgment. The Company does not engage in speculative real estate development. The Company does, however, opportunistically agree to reimburse certain of its tenants for development costs at its properties in exchange for contractually-specified rent that generally increases proportionally with its funding.

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

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate (e.g., location, size, demographics, value and comparative rental rates), tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.

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

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the three months ended September 30, 2019 and 2018, the Company recorded $9.4 million and $6.6 million, respectively, of depreciation on its real estate investments. During the nine months ended September 30, 2019 and 2018, the Company recorded $25.7 million and $17.6 million, respectively, of depreciation on its real estate investments.

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

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. As of September 30, 2019 and December 31, 2018, the Company had no allowance for loan losses recorded in its consolidated financial statements.

Direct Financing Lease Receivables

Certain of the Company’s real estate investment transactions are accounted for as direct financing leases. The Company records the direct financing lease receivables at their net investment, determined as the aggregate minimum lease payments and the estimated non-guaranteed residual value of the leased property less unearned income. The unearned income is recognized over the term of the related lease so as to produce a constant rate of return on the net investment in the asset. The Company’s investment in direct financing lease receivables is reduced over the applicable lease term to its non-guaranteed residual value by the portion of rent allocated to the direct financing lease receivables. Subsequent to the adoption of ASC 842, Leases (“ASC 842”), existing direct financing lease receivables will continue to be accounted for in the same manner, unless the underlying contracts are modified.

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 840, Leases (“ASC 840”) (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of September 30, 2019 and December 31, 2018, the Company determined that none of its direct financing lease receivables were impaired.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations. During the three months ended September 30, 2019, the Company recorded no provision for impairment of real estate and recorded a $0.8 million provision for impairment of real estate during the three months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, the Company recorded a provision for impairment of real estate of $1.9 million and $3.5 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of September 30, 2019 and December 31, 2018, the Company had deposits of $23.4 million and $4.2 million, respectively, of which $23.2 million and $4.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Restricted Cash

Restricted cash primarily consists of cash held with the trustee for the Company’s Master Trust Funding Program (as defined in Note 6—Secured Borrowings). This restricted cash is used to make principal and interest payments on the Company’s secured borrowings, to pay trust expenses and to acquire future real estate investments which will be pledged as collateral under the Master Trust Funding Program. See Note 6—Secured Borrowings for further discussion.

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

As of September 30, 2019 and December 31, 2018, the Company recorded an allowance for doubtful accounts of $0.1 million related to base rent receivable and recorded no allowance for doubtful accounts related to straight-line rent receivable. During the three months ended September 30, 2019, the Company recognized no adjustment to rental revenue and recognized an adjustment of approximately $25,000 to rental revenue during the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded an allowance for doubtful accounts as a part of property expenses of $0.2 million and $0.3 million, respectively.

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

Derivative Instruments

In the normal course of business, the Company uses derivative financial instruments, which may include interest rate swaps, caps, options, floors and other interest rate derivative contracts, to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may also enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the three months ended September 30, 2019 and 2018, the Company recorded contingent rent of $0.1 million and $0.2 million. During the nine months ended September 30, 2019 and 2018, the Company recorded contingent rent of $0.7 million and $0.9 million, respectively.

Organizational Costs

Costs related to the initial organization of the Company and its subsidiaries are expensed as they are incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations.

Offering Costs

In connection with the IPO, the Follow-On Offering, and its ATM Program, the Company incurred legal, accounting and other offering-related costs. Such costs have been deducted from the gross proceeds of each of the IPO, Follow-On Offering and ATM Program. As of September 30, 2019 and December 31, 2018, the Company had capitalized a total of $47.6 million and $35.1 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of September 30, 2019 and December 31, 2018.

Legal, accounting and other offering-related costs incurred in connection with the Secondary Offering were expensed as incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations.

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

Income Taxes

EPRT Inc. elected and qualified to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.

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

As of September 30, 2019 and December 31, 2018, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations. During the three and nine months ended September 30, 2019 and 2018, the Company did not record any interest or penalties, and there are no interest or penalties accrued at September 30, 2019 and December 31, 2018. The 2018, 2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

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

Following the completion of the Formation Transactions, the Company concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018.

As of December 31, 2018, the Company concluded that an entity which it had provided a $5.7 million mortgage loan receivable was a VIE because the terms of the loan agreement limited the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, the Company was not the primary beneficiary of the entity, because the Company did not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2018, the carrying amount of the Company’s loan receivable with this entity was $5.7 million, and the Company’s maximum exposure to loss in this entity is limited to the carrying amount of its investment. The Company had no liabilities associated with this investment as of December 31, 2018. In March 2019, the borrowing entity under this mortgage loan settled the principal amount in full and the Company had no loan receivable from this entity as of September 30, 2019.

As of September 30, 2019, the Company concluded that five entities to which it had provided mortgage loans were VIEs because the entities’ equity is not sufficient to finance the activities without additional subordinated financial support. However, the Company was not the primary beneficiary of the entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance. As of September 30, 2019, the carrying amount of the Company’s loans receivable with these entities was $30.7 million, and the Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of September 30, 2019.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended September 30,		Nine months ended September	Period from June 25, 2018 to September
(dollar amounts in thousands)	2019	2018	30, 2019	30, 2018
Numerator for basic and diluted earnings per share:
Net income	$14,106	$7,707	$33,399	$8,029
Less: net income attributable to non-controlling interests	(861)	(2,383)	(6,076)	(2,482)
Less: net income allocated to unvested restricted common stock and RSUs	(110)	(155)	(377)	(155)
Net income available for common stockholders: basic	13,135	5,169	26,946	5,392
Net income attributable to non-controlling interests	861	2,383	6,076	2,482
Net income available for common stockholders: diluted	$13,996	$7,552	$33,022	$7,874

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	72,979,558	43,056,044	59,025,313	42,928,750
Less: weighted average number of shares of unvested restricted common stock	(495,626)	(691,290)	(649,568)	(691,290)
Weighted average shares outstanding used in basic net income per share	72,483,932	42,364,754	58,375,745	42,237,460
Effects of dilutive securities: (1)
OP Units	4,777,291	19,056,552	14,244,493	19,056,552
Unvested restricted common stock and RSUs	351,726	51,369	401,035	48,266
Weighted average shares outstanding used in diluted net income per share	77,612,949	61,472,675	73,021,273	61,342,278

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

3. Investments

As of September 30, 2019, the Company had investments in 917 property locations, including six developments in progress and one undeveloped land parcel. Of these 917 property locations, 831 represented owned properties (of which seven were subject to leases accounted for as direct financing leases or loans), 11 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease) and 75 represented properties which secure the Company’s investments in five mortgage loans receivable. The Company’s gross investment portfolio totaled $1.8 billion as of September 30, 2019 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.8 billion, and loans and direct financing lease receivables, net, with an aggregate carrying amount of $62.5 million. As of September 30, 2019, 356 of these investments, comprising $611.9 million of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program (see Note 6—Secured Borrowings).

As of December 31, 2018, the Company had investments in 665 property locations, including four developments in progress and one undeveloped land parcel, and additionally had three mortgage loans receivable secured by 12 additional properties. Of these 665 property locations, 652 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 13 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $1.4 billion as of December 31, 2018 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.4 billion and loans and direct financing lease receivables, net, with an aggregate carrying amount of $17.5 million. As of December 31, 2018, 347 of these investments comprising $609.2 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program.

Acquisitions in 2019

During the nine months ended September 30, 2019, the Company did not have any acquisitions that represented more than 5% of the Company’s total investment activity as of September 30, 2019. The following table presents information about the Company’s acquisition activity during the nine months ended September 30, 2019:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	205

Allocation of Purchase Price:
Land and improvements	$145,889
Building and improvements	259,182
Construction in progress (1)	12,378
Intangible lease assets	11,896
Assets acquired	429,345

Intangible lease liabilities	(116)
Liabilities assumed	(116)
Purchase price (including acquisition costs)	$429,229

(1)	Represents amounts incurred at and subsequent to acquisition and includes approximately $0.2 million of capitalized interest expense.

Acquisitions in 2018

During the nine months ended September 30, 2018, the Company did not complete any acquisitions that represented more than 5% of the Company’s total investment activity as of September 30, 2018. The following table presents information about the Company’s acquisition activity during the nine months ended September 30, 2018:

(Dollar amounts in thousands)	Total Investments
Ownership type	(1)
Number of properties acquired	165

Allocation of Purchase Price:
Land and improvements	$125,519
Building and improvements	253,754
Construction in progress (2)	14,307
Intangible lease assets	8,609
Assets acquired	402,189

Intangible lease liabilities	(1,047)
Liabilities assumed	(1,047)
Purchase price (including acquisition costs)	$401,142

(1)	During the nine months ended September 30, 2018, the Company acquired the fee interest in 164 properties and acquired one property subject to a ground lease arrangement.
(2)	Represents amounts incurred at and subsequent to acquisition and includes $0.2 million of capitalized interest.

Gross Investment Activity

During the nine months ended September 30, 2019 and 2018, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2018	508	$939,072
Acquisitions of and additions to real estate investments	165	403,218
Sales of investments in real estate	(37)	(38,174)
Relinquishment of properties at end of ground lease term	(2)	(853)
Provisions for impairment of real estate (1)		(3,566)
Investments in loans receivable		10,379
Principal collections on direct financing lease receivables		(55)
Other		(2,772)
Gross investments, September 30, 2018		1,307,249
Less: Accumulated depreciation and amortization (2)		(43,630)
Net investments, September 30, 2018	634	$1,263,619

Gross investments, January 1, 2019	677	$1,394,549
Acquisitions of and additions to real estate investments	205	433,208
Sales of investments in real estate	(28)	(51,568)
Relinquishment of properties at end of ground lease term	(2)	(471)
Provisions for impairment of real estate (4)		(1,921)
Investments in loans receivable	76	58,865
Principal collections on and settlements of loans and direct financing lease receivables (3)	(11)	(13,865)
Other		(1,008)
Gross investments, September 30, 2019		1,817,789
Less: Accumulated depreciation and amortization (2)		(79,482)
Net investments, September 30, 2019	917	$1,738,307

(1)

During the nine months ended September 30, 2018, the Company identified and recorded provisions for impairment at 7 vacant and 9 tenanted properties. The amount in the table above excludes approximately $40,000 related to intangible lease liabilities for these assets.

(2)	Includes $62.0 million and $31.4 million of accumulated depreciation as of September 30, 2019 and 2018, respectively.
(3)

During the nine months ended September 30, 2019, the Company acquired 10 properties that had secured two of its loans receivable for an aggregate purchase price of $11.8 million. These loans receivable had a carrying value of $9.2 million prior to their settlement.

(4)	During the nine months ended September 30, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 5 tenanted properties.

Real Estate Investments

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 11—Leases for more information about the Company’s leases.

Loans and Direct Financing Lease Receivables

As of September 30, 2019 and December 31, 2018, the Company had six and four loans receivable outstanding with an aggregate carrying amount of $59.9 million and $14.9 million, respectively. During the nine months ended September 30, 2019, the borrowers under three of the Company’s loans receivable, with carrying values of $5.7 million, $3.5 million and $3.4 million, settled or repaid the loans in full. Additionally, the borrower under one of the Company’s loans receivable, with a maturity date in 2021, made a partial prepayment to the Company of $1.1 million. The Company also entered into five arrangements accounted for as loans receivable during the nine months ended September 30, 2019 with an aggregate carrying value of $58.7 million as of September 30, 2019.

During the nine months ended September 30, 2018, the Company entered into three loan receivable arrangements.

The Company’s loans receivable as of September 30, 2019 and December 31, 2018 are summarized as follows (dollar amounts in thousands):

					Principal Balance Outstanding
Loan Type	Monthly Payment	Number of Secured Properties	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Mortgage (1)(2)	Interest only	1	10.00%	2021	$1,263	$2,376
Mortgage (1)	Interest only		7.55%	2019	—	5,748
Mortgage (1)(2)	Interest only		5.25%	2019	—	3,500
Mortgage (1)	Interest only	3	8.80%	2039	16,800	—
Mortgage (2)	Principal + Interest	2	8.10%	2059	5,125	—
Mortgage (1)	Interest only	2	8.53%	2039	7,300	—
Mortgage (1)	Interest only	69	8.16%	2034	28,000	—
Development construction (2)(3)	Principal + Interest		8.00%	2058	—	3,230
Leasehold interest (4)	Principal + Interest	(4)	10.69%	2039	1,435	—
Net investment					$59,923	$14,854

(1)	Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)	Loan allows for prepayments in whole or in part without penalty.
(3)	Loan was secured by a mortgage on the building and improvements at the development property. The Company provided periodic funding to the borrower under this arrangement as construction progressed.
(4)	This leasehold interest transaction is accounted for as a loan receivable, as the lease for two land parcels contains an option for the lessee to repurchase the leased assets in 2024 or 2025.

Scheduled principal payments due under the Company’s loans receivable as of September 30, 2019 were as follows:

(in thousands)	Loans Receivable
October 1, 2019 - December 31, 2019	$—
2020	9
2021	1,283
2022	22
2023	24
Thereafter	58,585
Total	$59,923

As of September 30, 2019 and December 31, 2018, the Company had $2.6 million and $2.7 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Minimum lease payments receivable	$3,950	$4,198
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,638)	(1,817)
Net investment	$2,582	$2,651

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of September 30, 2019 were as follows:

(in thousands)	Future Minimum Base Rental Payments
October 1, 2019 - December 31, 2019	$84
2020	337
2021	340
2022	345
2023	347
Thereafter	2,497
Total	$3,950

Real Estate Investments Held for Sale

The Company continually evaluates its portfolio of real estate investments and may elect to dispose of investments considering criteria including, but not limited to, tenant concentration, tenant credit quality, tenant operation type (e.g., industry, sector or concept/brand), unit-level financial performance, local market conditions and lease rates, associated indebtedness and asset location. Real estate investments held for sale are expected to be sold within twelve months.

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the nine months ended September 30, 2019 and 2018.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2017	3	$4,173	$(129)	$4,044
Transfers to held for sale classification	12	14,487	(256)	14,231
Sales	(13)	(17,253)	385	(16,868)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2018	2	$1,407	$—	$1,407

Held for sale balance, December 31, 2018	—	$—	$—	$—
Transfers to held for sale classification	4	6,239	—	6,239
Sales	(4)	(6,239)	—	(6,239)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2019	—	$—	$—	$—

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the nine months ended September 30, 2019 or 2018 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
State	2019	2018	2019	2018
Texas	11.9%	11.6%	12.2%	12.6%
Georgia	10.5%	11.1%	10.9%	11.5%

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	September 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$60,150	$13,041	$47,109	$50,317	$9,498	$40,819
Intangible market lease assets	14,823	4,460	10,363	16,104	4,144	11,960
Total intangible assets	$74,973	$17,501	$57,472	$66,421	$13,642	$52,779

Intangible market lease liabilities	$11,982	$2,347	$9,635	$14,894	$3,278	$11,616

The remaining weighted average amortization periods for the Company’s intangible assets and liabilities as of September 30, 2019, by category and in total, were as follows:

Years Remaining
In-place leases	9.7
Intangible market lease assets	8.3
Total intangible assets	9.4

Intangible market lease liabilities	17.3

The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Amortization of in-place leases (1)	$1,739	$2,117	$4,622	$5,260
Amortization (accretion) of market lease intangibles, net (2)	302	245	746	642
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	—	(90)	—	(358)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense and net amortization of above- and below-market lease intangibles to rental revenue for the next five years:

(in thousands)	October 1 - December 31, 2019	2020	2021	2022	2023
In-place lease assets	$1,544	$5,417	$5,204	$5,052	$5,241
Adjustment to amortization expense	$1,544	$5,417	$5,204	$5,052	$5,241

Above-market lease assets	$(326)	$(1,266)	$(1,247)	$(1,246)	$(1,214)
Below-market lease liabilities	143	550	551	551	500
Net adjustment to rental revenue	$(183)	$(716)	$(696)	$(695)	$(714)

Subsequent to September 30, 2019, the Company invested in 32 real estate investment properties for an aggregate investment (including acquisition-related costs) of $69.3 million and invested $4.8 million through new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.

Subsequent to September 30, 2019, the Company sold its investment in 3 real estate properties for an aggregate gross sales price of $2.1 million and incurred $0.1 million of disposition costs related to these transactions.

4. Credit Facility

On June 25, 2018, the Company, through the Operating Partnership, entered into a revolving credit agreement with a group of lenders for a four-year, senior unsecured revolving credit facility (the “2018 Credit Facility”) with aggregate revolving credit commitments of $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were the joint lead arrangers of the 2018 Credit Facility, with Barclays Bank PLC acting as administrative agent.

The 2018 Credit Facility had a term of four years, with an extension option of up to 12-months exercisable by the Operating Partnership, subject to certain conditions, and initially bore interest at an annual rate of applicable LIBOR, as defined therein, plus an applicable margin between 1.45% and 2.15%; or (ii) the prime rate plus an applicable margin of between 0.45% and 1.15%. The 2018 Credit Facility provides an accordion feature to increase, subject to certain conditions, the maximum availability of the 2018 Credit Facility by up to an additional $200.0 million.

On April 12, 2019, the Company, through the Operating Partnership, entered into a restated credit agreement (the “Amended Credit Facility”) with a group of lenders, amending and restating the terms of the 2018 Credit Facility to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “Term Loan Facility”). Barclays Bank PLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated were the joint lead arrangers, with Barclays Bank PLC continuing to act as administrative agent for the Amended Credit Facility.

The Revolving Credit Facility has a term of four years from April 12, 2019, with an extension option of up to 12-months exercisable by the Operating Partnership, subject to certain conditions, and the Term Loan Facility has a term of five years from the effective date of the amended agreement. The loans under each of the Revolving Credit Facility and the Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the Term Loan Facility). The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin initially is a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from Standard & Poor’s (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to the Company’s corporate credit ratings by S&P and/or Moody’s. The Amended Credit Facility is freely pre-payable at any time and is mandatorily payable if borrowings exceed the borrowing base or the facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the Term Loan Facility. The Operating Partnership is required to pay revolving credit fees throughout the term of the Amended Credit Facility based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before the Company receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, the Company receives such a rating. The Operating Partnership was required to pay a ticking fee on the Term Loan Facility for the period from April 12, 2019 through May 14, 2019, the date the term loans were drawn. The Amended Credit Facility has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200 million.

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

The Amended Credit Facility restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended. The Amended Credit Facility contains certain additional covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Facility and the 2018 Credit Facility as of September 30, 2019 and December 31, 2018, respectively.

Revolving Credit Facility

The following table presents information about the Revolving Credit Facility and the 2018 Credit Facility in effect for the nine months ended September 30, 2019 and 2018:

(in thousands)	2019	2018
Balance on January 1,	$34,000	$—
Borrowings	278,000	—
Repayments	(157,000)	—
Balance on September 30,	$155,000	$—

Total deferred financing costs, net, of $3.8 million and $3.0 million related to the 2018 Credit Facility and the Revolving Credit Facility were included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The Company recorded $0.3 million and $0.2 million, respectively, to interest expense during the three months ended September 30, 2019 and 2018 related to amortization of these deferred financing costs. The Company recorded $0.8 million and $0.3 million, respectively, to interest expense during the nine months ended September 30, 2019 and 2018, related to amortization of these deferred financing costs.

Additionally, the Company recorded $1.1 million and $0.2 million of interest expense on borrowings and unused facility fees during the three months ended September 30, 2019 and 2018, respectively. The Company recorded interest expense on borrowings and unused facility fees of $2.1 million and $0.2 million during the nine months ended September 30, 2019 and 2018, respectively. The weighted average interest rate in effect on the Company’s borrowings under the Revolving Credit Facility and the 2018 Credit Facility as of September 30, 2019 and December 31, 2018 was 3.31% and 5.95%, respectively.

As of September 30, 2019 and December 31, 2018, the Company had $245.0 million and $266.0 million of unused borrowing capacity related to the Revolving Credit Facility and the 2018 Credit Facility, respectively.

Unsecured Term Loan

On May 14, 2019, the Company borrowed the entire $200.0 million available under its variable-rate Term Loan Facility and used the entire proceeds to repurchase, in part, notes previously issued under its Master Trust Funding Program. See Note 6—Secured Borrowings for additional information.

Total deferred financing costs, net, of $0.9 million related to the Term Loan Facility are included as a component of unsecured term loan, net of deferred financing costs on the Company’s consolidated balance sheets as of September 30, 2019. The Company recorded approximately $47,000 and $0.1 million, respectively, to interest expense during the three and nine months ended September 30, 2019 related to the amortization of these fees and direct costs of the Term Loan Facility.

During the three and nine months ended September 30, 2019, the Company recorded $1.8 million and $2.8 million of cash interest expense, respectively, including delayed draw ticking fees, related to the Term Loan Facility. The variable interest rate in effect on the Company’s borrowings under the Term Loan Facility as of September 30, 2019 was 3.40%, and the Company fixed the interest rate on this variable-rate debt at 3.26% through the use of interest rate swap agreements. See Note 5—Derivative and Hedging Activities for additional information.

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

These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statement of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its Term Loan Facility. During the next twelve months, the Company estimates that $0.8 million will be reclassified from other comprehensive income as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.

The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of September 30, 2019, there were no events of default related to the interest rate swaps.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of September 30, 2019 (dollar amounts in thousands).

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Variable Rate Paid by Bank	Effective Date	Maturity Date	Notional Value (1)	Fair Value of Asset/(Liability) (2)
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	$100,000	$(2,985)
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(1,493)
Interest Rate Swap	2.07%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(1,499)
					$200,000	$(5,977)

(1)	Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)	Derivatives in a liability position are included within accrued liabilities and other payables in the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2019, the Company recorded a loss on the change in the fair value of its interest rate swaps of $0.1 million and $0.2 million, which is included in interest expense in the Company’s consolidated statements of operations.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.1 million. As of September 30, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $6.1 million as of September 30, 2019.

6. Secured Borrowings

In the normal course of business, the Company transfers financial assets in various transactions with Special Purpose Entities (“SPE”) determined to be VIEs, which primarily consist of securitization trusts established for a limited purpose (the “Master Trust Funding Program”). These SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, the Company typically receives cash from the SPE as proceeds for the transferred assets and retains the rights and obligations to service the transferred assets in accordance with servicing guidelines. All debt obligations issued from the SPEs are non-recourse to the Company.

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

In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. The repurchase was accounted for as a debt extinguishment and accordingly, the Company recorded a loss on extinguishment of $4.4 million, including the write-off of unamortized deferred financing charges.

As of September 30, 2019 and December 31, 2018, the Company had issued notes with $509.2 million and $515.1 million, respectively, of combined gross principal through its Master Trust Funding Program and, as of September 30, 2019, had $310.6 million of combined net principal outstanding on these notes after giving effect to the Company’s repurchase of its Class A Series 2016-1 Notes in May 2019.

Total deferred financing costs, net, of $4.9 million and $9.0 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The Company recorded $0.3 million and $1.3 million to interest expense during the three and nine months ended September 30, 2019, respectively, related to amortization of these deferred financing costs. The Company recorded $0.6 million and $1.7 million to interest expense during the three and nine months ended September 30, 2018, respectively, related to amortization of these deferred financing costs.

During the three months ended September 30, 2019 and 2018, the Company recorded $3.8 million and $5.6 million, respectively, of interest expense on borrowings under the Master Trust Funding Program. During the nine months ended September 30, 2019 and 2018, the Company recorded $13.3 million and $16.9 million, respectively, of interest expense on borrowings under the Master Trust Funding Program. Interest on the Company’s secured borrowings issued under the Master Trust Funding Program bear interest at a weighted average interest rate of 4.28% as of September 30, 2019, after giving effect to the repurchase of Class A Series 2016-1 Notes in May 2019.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings as of September 30, 2019, net of the scheduled principal receipts on the repurchased Class A Series 2016-1 Notes:

(in thousands)	Future Principal Payments
October 1, 2019 - December 31, 2019	$1,175
2020	4,844
2021	73,419
2022	4,292
2023	4,512
Thereafter	222,329
Total	$310,571

The Company was not in default of any provisions under the Master Trust Funding Program as of September 30, 2019 or December 31, 2018.

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

The Company had no amounts outstanding related to the Warehouse Notes as of December 31, 2018 and there was no activity in Warehouse Notes balances during the three and nine months ended September 30, 2019.

 During the nine months ended September 30, 2018, the Company recorded $4.6 million of interest expense related to the Warehouse Notes. No interest expense related to the Warehouse Notes was incurred during the three months ended September 30, 2018 and the three and nine months ended September 30, 2019.

8. Equity

Stockholders’ Equity

On June 25, 2018, EPRT Inc. completed the IPO and issued 32,500,000 shares of its common stock at an initial public offering price of $14.00 per share. Concurrently with the completion of the IPO, EPRT Inc. completed the Concurrent Private Placement and issued 7,785,611 shares of its common stock and 1,142,960 OP Units at a price per share/unit of $14.00 to an affiliate of Eldridge. The issuance and sale of the shares and OP Units in the Concurrent Private Placement were made pursuant to private placement purchase agreements and there were no underwriting discounts or commissions associated with the sales. The OP Units issued to an affiliate of Eldridge were presented as a non-controlling interest in the Company’s consolidated financial statements through the completion of the Secondary Offering. See Note 9—Non-controlling Interests and below for additional information.

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

On July 22, 2019, the Selling Stockholders, affiliates of Eldridge, completed the Secondary Offering of 26,288,316 shares of common stock, including 3,428,910 shares related to an option to purchase additional shares. Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company’s common stock.

At the Market Program

In August 2019, the Company established the ATM Program pursuant to which it is authorized to sell shares of its common stock from time to time having an aggregate gross sales price of up to $200 million.

During the three and nine months ended September 30, 2019, the Company sold 3,344,805 shares of its common stock under the ATM Program, at a weighted average price per share of $22.42, raising $75.0 million in gross proceeds. Net proceeds from selling shares under the ATM Program during the three and nine months ended September 30, 2019, after deducting sales agent fees and other expenses associated with establishing and maintaining the ATM Program, were $73.5 million.

Dividends on Common Stock

During the nine months ended September 30, 2019, the Company’s board of directors declared the following quarterly cash dividends on common stock (dollars in thousands, except per share data):

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend
September 6, 2019	September 30, 2019	October 15, 2019	$0.22	$17,531
June 5, 2019	June 28, 2019	July 15, 2019	$0.22	$12,725
March 8, 2019	March 29, 2019	April 16, 2019	$0.21	$12,143

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

As part of the Formation Transactions, EPRT LLC converted from a Delaware LLC into a Delaware limited partnership, changed its name to Essential Properties, L.P. and became the Operating Partnership. In connection with EPRT LLC’s conversion into a Delaware limited partnership, EPRT Holdings interest in EPRT LLC was converted into 17,913,592 OP Units. The OP Units issued to EPRT Holdings were presented as a non-controlling interest in the Company’s consolidated financial statements through the completion of the Secondary Offering in July 2019. See Note 9—Non-controlling Interests for additional information.

9. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership. The Company contributed the net proceeds from issuing shares of common stock in the IPO, the Concurrent Private Placement of common stock to Eldridge, the Follow-On Offering and the ATM Program to the Operating Partnership in exchange for a number of OP Units equal to the number of shares of common stock issued in each transaction.

Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company’s common stock. Concurrently, EPRT Holdings, one of the Selling Stockholders, distributed the remaining 553,847 OP Units it held to former members of EPRT Holdings (the “Non-controlling OP Unit Holders”). The Selling Stockholders thereafter sold all of the shares of common stock that they owned through the Secondary Offering and accordingly no longer owned shares of the Company’s common stock or held OP Units following the completion of the Secondary Offering.

As of September 30, 2019, the Company held 79,672,970 OP Units, representing a 98.3% interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.7% interest in the Operating Partnership. The OP Units held by EPRT Holdings and Eldridge prior to the completion of the Secondary Offering and the OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.

A holder of OP Units has the right to distributions per unit equal to dividends per share paid on the Company’s common stock and has the right to redeem OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. During the three and nine months ended September 30, 2019, the Company declared total cash dividends of

$0.22 and $0.65 per share of common stock, respectively. Distributions to OP Unit holders were declared and paid concurrently with the Company’s cash dividends to common stockholders.

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

Restricted Stock Awards

On June 25, 2018, an aggregate of 691,290 shares of unvested restricted common stock were issued to the Company’s directors, executive officers and other employees under the Equity Incentive Plan. These awards vest over periods ranging from one to three years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

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

The following table presents information about the Company’s restricted stock awards for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized in general and administrative expense	$838	$823	$2,584	$869
Dividends declared and charged directly to distributions in excess of cumulative earnings	108	155	373	155
Fair value of shares vested during the period	60	—	3,354	—

The following table presents information about the Company’s restricted stock awards as of the dates presented:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Total unrecognized compensation cost	$5,836	$7,764
Weighted average period over which compensation cost will be recognized (in years)	1.9	2.5

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

The remaining 25% of these performance-based RSUs vest based on the Compensation Committee’s subjective evaluation of the individual recipient’s achievement of certain strategic objectives. As of September 30, 2019, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three and nine months ended September 30, 2019.

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

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized in general and administrative expense	$212	$—	$502	$—
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	2	—	5	—
Fair value of units vested during the period	—	—	—	—

The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Total unrecognized compensation cost	$1,796	$—
Weighted average period over which compensation cost will be recognized (in years)	2.6	—

The following table presents information about the Company’s restricted stock award and RSU activity during the nine months ended September 30, 2019 and 2018:

	Restricted Stock Awards		Restricted Share Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2018	—	$—	—	$—
Granted	691,290	13.68	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested, September 30, 2018	691,290	$13.68	—	$—

Unvested, January 1, 2019	691,290	$13.68	—	$—
Granted	46,368	14.12	100,814	22.80
Vested	(244,957)	13.69	—	—
Forfeited	—	—	—	—
Unvested, September 30, 2019	492,701	$13.72	100,814	$22.80

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

On July 22, 2019, in conjunction with the completion of the Secondary Offering, 3,520 previously unvested Class B units and 1,200 previously unvested Class D units in EPRT Holdings automatically vested in accordance with the terms of the grant agreements, which represented all of the remaining outstanding unvested Class B and Class D units. Due to this accelerated vesting, the Company recorded all remaining unrecognized compensation cost on the Class B and Class D units to general and administrative expenses in its consolidated statements of operations during the three months ended September 30, 2019.

The following table presents information about the Class B and Class D unit activity during the nine months ended September 30, 2019 and 2018:

	Class B Units	Class D Units	Total
Unvested, January 1, 2018	6,940	2,400	9,340
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested, September 30, 2018	5,230	1,800	7,030

Unvested, January 1, 2019	5,230	1,800	7,030
Granted	—	—	—
Vested	(5,230)	(1,800)	(7,030)
Forfeited	—	—	—
Unvested, September 30, 2019	—	—	—

The Company estimated the grant date fair value of the unvested Class B and Class D awards granted to employees on January 31, 2017 and December 31, 2017 and the fair value of the Class D awards granted to non-employees as of June 30, 2018 using a Black-Scholes valuation model. Effective July 1, 2018, the Company adopted ASU 2018-07 (see Note 2—Summary of Significant Accounting Policies) and did not subsequently remeasure the value of the unvested Class D awards granted to non-employees after this date. The Company's assumptions for expected volatility were based on daily historical volatility data related to market trading of publicly traded companies that invest in similar types of real estate as the Company, plus an adjustment to account for differences in the Company’s leverage compared to the publicly traded companies. The risk-free interest rate assumptions were determined by using U.S. treasury rates of the same period as the expected vesting term of each award. The marketability discounts were calculated using a Finnerty Model.

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

The following table presents information about the Class B and Class D units for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Compensation cost recognized in general and administrative expense	$1,692	$233	$2,130	$529
Fair value of units vested during the period	1,565	—	2,283	822

The following table presents information about the Class B and Class D units as of the dates presented:

	Class B Units		Class D Units
(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Total unrecognized compensation cost	$—	$1,899	$—	$231
Liability on units granted to non-employees	$—	$—	$—	$33
Weighted average period over which compensation cost will be recognized (in years)	—	2.3	—	2.3

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

Under ASC 842, scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2019 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
October 1, 2019 - December 31, 2019	$33,305
2020	133,653
2021	134,862
2022	136,697
2023	137,628
Thereafter	1,568,816
Total	$2,144,961

Under ASC 840, scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2018 were as follows:

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

The fixed and variable components of lease revenues for the three and nine months ended September 30, 2019 were as follows:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Fixed lease revenues	$34,758	$96,687
Variable lease revenues (1)	474	1,990
Total lease revenues (2)	$35,232	$98,677

(1)	Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)	Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.

As Lessee

The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of right of use (“ROU”) assets and lease liabilities related to these operating leases. The Company’s ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of September 30, 2019, the Company’s ROU assets and lease liabilities were $3.3 million and $4.2 million, respectively.

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

The following table sets forth information related to the measurement of the Company’s lease liabilities as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	7.00%

The Company recognizes rent expense on its ground leases as a component of property expenses and rent expense on its office lease and other equipment leases as a component of general and administrative expense on its consolidated statements of operations. At five of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; under ASC 840, such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018. Upon adoption of ASC 842 on January 1, 2019 (see Note 2—Summary of Significant Accounting Policies), these ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019.

The following table sets forth the details of rent expense for the three and nine months ended September 30, 2019:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Fixed rent expense	$347	$1,068
Variable rent expense	—	—
Total rent expense	$347	$1,068

During the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.4 million of ground rent expense within property expenses and recorded $0.1 million and $0.1 million, respectively, of rent expense related to its office and equipment leases within general and administrative expense in the Company’s consolidated statements of operations.

As of September 30, 2019, under ASC 842, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
October 1, 2019 - December 31, 2019	$215	$81	$296
2020	763	328	1,091
2021	680	331	1,011
2022	669	327	996
2023	656	26	682
Thereafter	1,093	—	1,093
Total	$4,076	$1,093	5,169
Present value discount			(971)
Lease liabilities			$4,198

The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on ground leases that expire before December 31, 2019. The total of such future obligations is approximately $33,000.

As of December 31, 2018, under ASC 840, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2019	$893	$492	$1,385
2020	759	328	1,087
2021	680	331	1,011
2022	669	327	996
2023	656	26	682
Thereafter	1,093	—	1,093
Total	$4,750	$1,504	$6,254

12. Commitments and Contingencies

As of September 30, 2019, the Company has remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $23.5 million to its tenants for development, construction and renovation costs related to properties leased from the Company.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership of real estate, the Company may potentially be liable for costs and damages related to environmental matters. As of September 30, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s results of operations.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the three months ended September 30, 2019 and 2018, the Company made matching contributions of approximately $21,000 and approximately $14,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company made matching contributions of $0.1 million.

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within prepaid expenses and other assets, net, dividend payable and accrued liabilities and other payables (excluding the Company’s lease liability recorded under ASC 842 and derivative financial instruments). Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

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

The estimated fair values of the Company’s borrowings under the 2018 Credit Facility and the Amended Credit Facility have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Amended Credit Facility as of September 30, 2019 and the 2018 Credit Facility as of December 31, 2018 approximate fair value.

The estimated fair values of the Company’s secured borrowings under the Master Trust Funding Program have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of September 30, 2019, the Company’s secured borrowings, net had an aggregate carrying value of $310.6 million (excluding net deferred financing costs of $4.9 million) and an estimated fair value of $321.2 million. As of December 31, 2018, the Company’s secured borrowings had an aggregate carrying value of $515.1 million (excluding net deferred financing costs of $9.0 million) and an estimated fair value of $520.6 million.

The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of September 30, 2019, the Company estimated the fair value of its interest rate swap contracts to be a $6.0 million liability.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the date presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Non-financial assets:
Long-lived assets	$3,238	$3,238	$—	$—	$3,238

14. Related-Party Transactions

During the nine months ended September 30, 2019 and 2018, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the three and nine months ended September 30, 2019 and 2018, which is included in general and administrative expense in the Company’s consolidated statements of operations. The costs for the services provided by the affiliate of Eldridge would likely be different if such services were provided by unrelated parties.

During the nine months ended September 30, 2018, the Company issued and repaid short-term notes to an affiliate of Eldridge. See Note 7—Notes Payable to Related Parties for additional information.

In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. See Note 6—Secured Borrowings for additional information.

15. Subsequent Events

The Company has evaluated all events and transactions that occurred after September 30, 2019 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below and as disclosed elsewhere in these notes to the consolidated financial statements.

At the Market Program

The Company sold an additional 1,359,739 shares of its common stock under the ATM Program, at a weighted average price per share of $24.05, raising $32.7 million in gross proceeds.

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

We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 2018, and we believe that our current organizational and operational status and intended distributions will allow it to continue to so qualify.

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

On March 18, 2019, we completed a follow-on public offering (the “Follow-On Offering”) of 14,030,000 shares of common stock, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share, pursuant to registration statements on Form S-11 (File Nos. 333-230188 and 333-230252) filed with the SEC under the Securities Act. Net proceeds from the Follow-On Offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.

On July 22, 2019, EPRT Holdings and Security Benefit Life Insurance Company (together, the “Selling Stockholders”), affiliates of Eldridge, completed a secondary public offering (the “Secondary Offering”) of 26,288,316 shares of common stock, including 3,428,910 shares related to an option to purchase additional shares. Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of our common stock. To the Company’s knowledge, following the completion of the Secondary Offering, the Selling Stockholders no longer own any of the Company’s common stock or OP Units of the Operating Partnership. As of September 30, 2019, there were 553,847 OP Units outstanding.

In August 2019, we established an “at the market” equity distribution program (“ATM Program”), through which we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $200 million. Through September 30, 2019, we sold 3,344,805 shares of our common stock have under the ATM Program, at a weighted average price per share of $22.42, generating $75.0 million in gross proceeds.

We generally lease each of our properties to a single tenant on a triple-net long-term lease basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent, we receive from the tenants that occupy our properties. As of September 30, 2019, we had a portfolio of 917 real estate investment properties (inclusive of one undeveloped land parcel and five properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry and geography, had annualized base rent of $138.5 million and was 100.0% occupied.

Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2019, leases contributing 98.3% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4%, with a weighted average annual escalation equal to 1.6% of base rent. As of September 30, 2019, leases contributing 93.0% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of September 30, 2019, the weighted average remaining term of our leases was 14.4 years (based on annualized base rent), excluding renewal options that have not been exercised, with 3.1% of our annualized base rent attributable to leases expiring prior to January 1, 2024. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of September 30, 2019, 61.7% of our annualized base rent was attributable to master leases, where we have acquired multiple properties from a seller and leased them back to the seller under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

Liquidity and Capital Resources

We seek to acquire real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. Prior to the IPO, equity capital needed for our real estate investments had been provided to us by Eldridge, our primary institutional capital provider. Through the IPO, the Follow-On Offering and the ATM Program, we added public equity capital to our initial private institutional equity capital to facilitate our growth. Additionally, we used the net proceeds from the IPO and the Concurrent Private Placement to repay promissory notes issued to an affiliate of Eldridge, which had been our primary source of debt capital prior to the IPO. Historically, upon accumulating a sufficiently large and diverse pool of real estate, we generally refinanced this debt through the issuance of long-term, fixed-rate debt through our Master Trust Funding Program (the “Master Trust Funding Program”), as further described below.

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

Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Additionally, future sources of debt capital may include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at September 30, 2019, the Revolving Credit Facility and our access to potential additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

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

As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future. In May 2019, we fully borrowed on our variable-rate Term Loan Facility in the amount of $200.0 million and, in a subsequent transaction, repurchased $200.0 million of notes previously issued under our Master Trust Funding Program. We also entered into interest rate swap agreements to effectively fix the interest rate that we pay on borrowings under our Term Loan Facility. As of September 30, 2019, our nearest significant debt maturity was $70.5 million aggregate principal amount of notes issued under the Master Trust Funding Program, which mature in November 2046 but require monthly principal and interest payments through October 2021, with a balloon net principal payment of $68.5 million due in November 2021. Under the Revolving Credit Facility, we had $155.0 million in borrowings outstanding as of September 30, 2019, with $245.0 million of unused borrowing capacity, and we had $200.0 million of principal borrowings outstanding under the Term Loan Facility as of the same date.

As of September 30, 2019, we had $1.8 billion of net investments in our investment portfolio, consisting of investments in 917 properties (inclusive of one undeveloped land parcel and five properties which secure our investments in mortgage loans receivable), with annualized base rent of $138.6 million Substantially all of our cash from operations is generated by our investment portfolio.

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal or re-leasing, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant. As of September 30, 2019, none of our property locations were vacant and all were subject to a lease (excluding one undeveloped land parcel), which represents a 100.0% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not anticipate that such costs will be significant to our operations. From time to time, we may also sell properties that no longer meet our long-term investment objectives.

Our short-term liquidity requirements also include the funding needs associated with 12 of our properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually-specified interest or rent that generally increases in proportion with our funding. As of September 30, 2019, we had agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $64.5 million and, as of the same date, we had funded $41.0 million of this commitment. We expect to fund the balance of such commitment by December 31, 2020.

Additionally, as of November 1, 2019, we were under contract to acquire 35 properties with an aggregate purchase price of $59.4 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily from cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under the Revolving Credit Facility, future financings, sale of common stock under our ATM Program, proceeds from select sales of our properties and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.

An additional liquidity need is funding the distributions that are one of the requirements for qualification for taxation as a REIT. During the nine months ended September 30, 2019, our board of directors declared total cash distributions of $0.65 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the nine months ended September 30, 2019, we paid $46.3 million of distributions to common stockholders and OP Unit holders, and as of September 30, 2019, we recorded $17.7 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.

Description of Certain Debt

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate gross principal balance of $509.2 million as of September 30, 2019. In May 2019, we repurchased $200.0 million of the Notes and, as of September 30, 2019, we have $310.6 million of net principal outstanding on the Notes. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).

Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), with a gross aggregate principal balance of $269.1 million and a net aggregate principal balance of $70.5 million (after giving effect to the Notes that we have repurchased) as of September 30, 2019, and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate principal balance of $240.0 million as of September 30, 2019. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of September 30, 2019, we had pledged 356 properties, with a net investment amount of $611.9 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

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

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended September 30, 2019, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $5.3 million on cash collections of $14.5 million, which represents a debt service coverage ratio (as defined in the program documents) of 1.52 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2016-1 Notes mature in November 2046 and have a weighted average annual interest rate of 4.69% as of September 30, 2019. However, the anticipated repayment date for the Series 2016-1 Notes is November 2021, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.17% as of September 30, 2019. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

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

An event of default will occur if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in compliance with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of September 30, 2019, we were in material compliance with all such covenants.

As of September 30, 2019, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for the remainder of 2019, net of amounts to be received on the Notes we have repurchased, are $1.2 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.

Unsecured Revolving Credit Facility and Term Loan Facility

On June 25, 2018, we, through our Operating Partnership, entered into the 2018 Credit Facility with a group of lenders, which provided senior unsecured revolving credit in the maximum aggregate initial original principal amount of up to $300.0 million. Barclays Bank PLC, Citigroup Global Markets Inc. and Goldman Sachs Bank USA were the joint lead arrangers of the facility, with Barclays Bank PLC acting as administrative agent.

On April 12, 2019, we, through our Operating Partnership, entered into the Amended Credit Facility with a group of lenders, amending and restating the 2018 Credit Facility to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million through the Revolving Credit Facility and to permit the incurrence of an additional $200.0 million in term loans through the Term Loan Facility. Under the Revolving Credit Facility, as of September 30, 2019, we had $155.0 million in outstanding borrowings and had $245.0 million of unused borrowing capacity.  Additionally, as of September 30, 2019, we had $200.0 million of principal borrowings outstanding under the Term Loan Facility.

The Revolving Credit Facility has a term of four years from the amendment date, with an extension option of up to 12-months exercisable by the Operating Partnership, subject to certain conditions, and the Term Loan Facility has a term of five years from the effective date of the amended agreement. The loans under each of the Revolving Credit Facility and the Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the Term Loan Facility). The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P Global, Inc. (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. The Amended Credit Facility is freely pre-payable at any time and is mandatorily payable if borrowings exceed the borrowing base or the facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the Term Loan Facility. The Operating Partnership is required to pay revolving credit fees throughout the term of the Amended Credit Facility based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. The Operating Partnership was required to pay a ticking fee on the Term Loan Facility for the period from April 12, 2019 through May 14, 2019, the date the term loans were drawn. The Amended Credit Facility has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility (either through increased revolving commitments or additional term loans) by up to $200.0 million.

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

The Amended Credit Facility restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended. The Amended Credit Facility contains certain additional covenants that, subject to exceptions, limit or restrict our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

Cash Flows

The following discussion of changes in cash flows includes the results of the Company and the Predecessor collectively for the periods presented.

Comparison of the nine months ended September 30, 2019 and the nine months ended September 30, 2018

As of September 30, 2019, we had $23.4 million of cash and cash equivalents and $2.8 million of restricted cash as compared to $73.3 million and $0.8 million, respectively, as of September 30, 2018.

Cash Flows for the nine months ended September 30, 2019

During the nine months ended September 30, 2019, net cash provided by operating activities was $60.9 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $61.1 million (net income of $33.4 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gain on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, of $27.7 million) and an increase in accrued liabilities and other payables of $1.5 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $1.6 million.

Net cash used in investing activities during the nine months ended September 30, 2019 was $425.4 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $404.5 million to fund investments in real estate, including capital expenditures, $12.4 million to fund construction in progress, $58.9 million of investments in loans receivable, $2.0 million paid to tenants as lease incentives and an increase of $4.0 million in deposits on prospective real estate investments. These cash outflows were partially offset by $51.7 million of proceeds from sales of investments, net of disposition costs and $4.7 million of principal collections on our loans and direct financing lease receivables.

Net cash provided by financing activities of $374.5 million during the nine months ended September 30, 2019 related to cash inflows of $309.8 million from the issuance of common stock in the Follow-On Offering and through our ATM Program, $278.0 million of borrowings under the 2018 Credit Facility and the Revolving Credit Facility, $200.0 million of borrowings under the Term Loan Facility and $1.4 million of return of principal on our repurchased Master Trust Funding notes. These cash inflows were partially offset by a $201.4 million outflow to repurchase Master Trust Funding notes, payment of deferred financing costs of $2.5 million related to the Amended Credit Facility, $6.0 million of repayments of secured borrowing principal, $157.0 million of repayments on the 2018 Credit Facility and the Revolving Credit Facility, the payment of $46.3 million in dividends and $1.6 million of offering costs related to the Follow-On Offering and the ATM Program.

Cash Flows for the nine months ended September 30, 2018

During the nine months ended September 30, 2018, net cash provided by operating activities was $28.8 million. Cash inflows related to net income adjusted for non-cash items of $31.9 million (net income of $12.3 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and other assets, provision for impairment of real estate, gains on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and allowance for doubtful accounts, of $19.6 million) and a decrease in prepaid expenses and other assets of $0.2 million. These cash inflows were partially offset by a $3.3 million decrease in accrued liabilities and other payables.

Net cash used in investing activities during the nine months ended September 30, 2018 was $371.7 million. The cash used in investing activities included $387.6 million to fund our investments in real estate, including capital expenditures, $14.3 million to fund construction in progress and $10.4 million of investments in loans receivable, $0.3 million for lease incentives and an increase of $0.2 million in deposits on prospective real estate investments. These cash outflows were partially offset by $40.9 million of proceeds from sales of investments, net of disposition costs, and $0.1 million in principal collections on loans and direct financing lease receivables.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

The following table provides information with respect to our commitments as of September 30, 2019:

	Payment due by period
(in thousands)	Total	October 1 - December 31, 2019	2020 - 2021	2022 - 2023	Thereafter
Secured Borrowings—Principal	$310,571	$1,175	$78,263	$8,804	$222,329
Secured Borrowings—Fixed Interest (1)	71,517	5,529	42,441	18,930	4,617
Unsecured Term Loan (2)	200,000	—	—	—	200,000
Revolving Credit Facility (3)	155,000	—	—	155,000	—
Tenant Construction Financing and Reimbursement Obligations (4)	23,484	23,484	—	—	—
Operating Lease Obligations (5)	5,169	296	2,102	1,678	1,093
Total	$765,741	$30,484	$122,806	$184,412	$428,039

(1)	Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.
(2)	Borrowings under the Term Loan Facility bear interest at an annual rate of applicable LIBOR plus an applicable margin between 1.20% and 1.75%.
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

(5)	Includes $1.1 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax, provided we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.

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

Derivative Instruments

In the normal course of business, we use derivative financial instruments, which may include interest rate swaps, caps, options, floors and other interest rate derivative contracts, to protect us against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of our floating-rate debt. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. We record all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may also enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

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

Our Real Estate Investment Portfolio

As of September 30, 2019, we had a portfolio of 917 properties, including one undeveloped land parcel and 75 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $138.6 million. Our 199 tenants operate 233 different concepts in 16 industries across 45 states. None of our tenants represented more than 3.7% of our portfolio at September 30, 2019, and our top ten largest tenants represented 25.5% of our annualized base rent as of that date.

Diversification by Tenant

As of September 30, 2019, our top ten tenants included ten different concepts: Captain D’s, Mister Car Wash, Art Van Furniture, AMC Theatres, Circle K, Zips Car Wash, The Malvern School, VASA Fitness, R-Store, and Ladybird Academy. Our 916 developed properties are operated by our 199 tenants. The following table details information about our tenants and the related concepts as of September 30, 2019 (dollars in thousands):

				% of
		Number of	Annualized	Annualized
Tenant(1)	Concept	Properties (2)	Base Rent	Base Rent
Captain D's, LLC	Captain D's	74	$5,094	3.7%
Car Wash Partners, Inc.	Mister Car Wash	13	4,223	3.0%
AVF Parent, LLC	Art Van Furniture	4	3,817	2.8%
American Multi-Cinema Inc. (3)	AMC Theatres	5	3,708	2.7%
Alimentation Couche Tard Inc. (4)	Circle K	34	3,686	2.7%
Zips Car Wash LLC	Zips Car Wash	12	3,180	2.3%
Malvern School Properties, LP	The Malvern School	13	3,145	2.3%
Vasa Fitness LLC	Vasa Fitness	5	2,862	2.1%
Riiser Fuel Holdings LLC	R-Store	25	2,858	2.1%
Ladybird Enterprises, Inc. & Affiliates	Ladybird Academy	7	2,780	2.0%
Top 10 Subtotal		192	35,353	25.5%
Other		724	103,201	74.5%
Total/Weighted Average		916	$138,554	100.0%

(1)	Represents tenant or guarantor.
(2)	Excludes one undeveloped land parcel.
(3)	Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
(4)	Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.

As of September 30, 2019, our five largest tenants, who contributed 14.8% of our annualized base rent, had a rent coverage ratio of 3.2x, and our ten largest tenants, who contributed 25.5% of our annualized base rent, had a rent coverage ratio of 2.7x.

As of September 30, 2019, 93.0% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept

Our tenants operate their businesses across 233 concepts. The following table details those concepts as of September 30, 2019 (dollars in thousands):

		Annualized	% of
		Base	Annualized	Number of	Building
Concept	Type of Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)
Captain D's	Service	$5,937	4.3%	84	216,461
Mister Car Wash	Service	4,223	3.0%	13	54,621
Circle K	Service	3,912	2.8%	35	133,575
Art Van Furniture	Retail	3,817	2.8%	4	240,591
AMC Theatres	Experience	3,708	2.7%	5	240,672
Zips Car Wash	Service	3,180	2.3%	12	46,596
The Malvern School	Service	3,145	2.3%	13	149,781
Applebee's	Service	2,932	2.1%	17	87,989
Vasa Fitness	Experience	2,862	2.1%	5	207,383
R-Store	Service	2,858	2.1%	25	105,703
Top 10 Subtotal		36,574	26.4%	213	1,483,371
Other		101,980	73.6%	703	5,980,859
Total		$138,554	100.0%	916	7,464,230

(1)	Excludes one undeveloped land parcel.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of September 30, 2019 (dollars in thousands):

		Annualized	% of
	Type of	Base	Annualized	Number of	Building	Rent Per
Tenant Industry	Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)	Sq. Ft. (2)
Quick Service	Service	$19,912	14.4%	290	763,979	$26.30
Early Childhood Education	Service	16,000	11.5%	71	793,793	19.66
Convenience Stores	Service	15,984	11.5%	143	560,716	28.51
Car Washes	Service	14,074	10.2%	55	260,627	54.00
Medical / Dental	Service	12,519	9.0%	85	487,702	24.74
Casual Dining	Service	8,803	6.4%	62	374,865	23.48
Automotive Service	Service	6,832	4.9%	53	350,499	19.49
Family Dining	Service	5,477	4.0%	32	200,229	27.36
Other Services	Service	4,095	3.0%	20	208,095	19.68
Pet Care Services	Service	3,838	2.8%	26	156,853	20.74
Service Subtotal		107,534	77.6%	837	4,157,356	25.57
Health and Fitness	Experience	10,624	7.7%	26	979,828	10.22
Entertainment	Experience	7,055	5.1%	18	647,483	10.90
Movie Theatres	Experience	4,338	3.1%	6	293,206	14.80
Experience Subtotal		22,017	15.9%	50	1,920,517	11.15
Home Furnishings	Retail	5,839	4.2%	8	418,778	13.94
Grocery	Retail	467	0.3%	2	70,623	6.61
Retail Subtotal		6,306	4.6%	10	489,401	12.89
Building Materials	Industrial	2,696	1.9%	19	896,956	3.01
Total		$138,554	100.0%	916	7,464,230	$18.31

(1)	Excludes one undeveloped land parcel.
(2)	Excludes properties with no annualized base rent and properties under construction.

As of September 30, 2019, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.9x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.2x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.0x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 7.5x.

Diversification by Geography

Our 917 property locations are spread across 45 states. The following table details the geographical locations of our properties as of September 30, 2019 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$16,273	11.7%	111	956,824
Georgia	13,404	9.7%	90	527,934
Florida	9,032	6.5%	49	427,090
Arkansas	7,998	5.8%	66	292,389
Michigan	7,875	5.7%	41	447,993
Alabama	6,601	4.8%	45	474,281
Ohio	6,461	4.7%	53	547,483
Minnesota	5,471	3.9%	30	437,558
Wisconsin	4,790	3.5%	34	204,951
Pennsylvania	3,982	2.9%	26	202,626
Tennessee	3,977	2.9%	33	185,149
Arizona	3,688	2.7%	14	94,883
South Carolina	3,684	2.7%	23	230,500
North Carolina	3,606	2.6%	13	251,538
New York	3,238	2.3%	32	79,929
Colorado	3,195	2.3%	21	177,022
Massachusetts	2,754	2.0%	4	247,875
New Mexico	2,674	1.9%	18	83,651
Kentucky	2,595	1.9%	24	145,291
Iowa	2,443	1.8%	19	106,770
Missouri	2,183	1.6%	18	88,524
Louisiana	1,925	1.4%	11	72,930
Indiana	1,871	1.4%	15	78,512
Oklahoma	1,870	1.3%	11	147,498
Mississippi	1,863	1.3%	17	86,133
Illinois	1,716	1.2%	15	103,922
Maryland	1,694	1.2%	7	55,147
Kansas	1,552	1.1%	6	102,299
Washington	1,540	1.1%	10	77,293
South Dakota	1,272	0.9%	6	34,192
Virginia	1,101	0.8%	6	46,183
Connecticut	1,004	0.7%	6	51,551
Oregon	842	0.6%	4	110,725
West Virginia	785	0.6%	15	67,117
Utah	551	0.4%	1	42,540
Nebraska	452	0.3%	6	17,776
New Jersey	420	0.3%	3	19,091
Wyoming	420	0.3%	2	14,001
California	386	0.3%	3	30,870
Idaho	374	0.3%	1	35,433
Alaska	301	0.2%	2	6,630
North Dakota	259	0.2%	1	6,041
Nevada	222	0.2%	1	34,777
New Hampshire	140	0.1%	3	9,914
Maine	72	0.1%	1	3,395
Total	$138,554	100.0%	917	7,464,230

  Lease Expirations

As of September 30, 2019, the weighted average remaining term of our leases was 14.4 years (based on annualized base rent), with only 3.1% of our annualized base rent attributable to leases expiring prior to January 1, 2024. The following table sets forth our lease expirations for leases in place as of September 30, 2019 (dollars in thousands):

				Weighted
	Annualized	% of Annualized	Number of	Average Rent
Lease Expiration Year (1)	Base Rent	Base Rent	Properties (2)	Coverage Ratio (3)
2019	$100	0.1%	2	6.9	x
2020	703	0.5%	7	2.2	x
2021	510	0.4%	5	2.2	x
2022	773	0.6%	5	3.7	x
2023	2,222	1.6%	13	2.9	x
2024	6,259	4.5%	61	3.5	x
2025	939	0.7%	10	4.0	x
2026	2,392	1.7%	14	2.5	x
2027	7,337	5.3%	41	2.7	x
2028	2,866	2.1%	17	3.0	x
2029	4,255	3.1%	67	4.1	x
2030	4,419	3.2%	42	3.5	x
2031	5,818	4.2%	34	3.8	x
2032	10,500	7.6%	59	3.0	x
2033	9,424	6.8%	43	2.2	x
2034	19,606	14.2%	172	3.2	x
2035	637	0.5%	5	2.0	x
2036	2,638	1.9%	22	2.3	x
2037	20,916	15.1%	87	3.0	x
2038	18,660	13.5%	97	2.2	x
2039	15,879	11.5%	106	2.7	x
2040	1,286	0.9%	7	2.2	x
2059	415	0.3%	0	3.4	x
Total/Weighted Average	$138,554	100.0%	916	2.9	x

(1)	Expiration year of contracts in place as of September 30, 2019, excluding any tenant option renewal periods that have not been exercised.
(2)	Excludes one undeveloped land parcel.
(3)	Weighted by annualized base rent.

Results of Operations

The following discussion includes the results of the Company’s and the Predecessor’s operations collectively for the periods presented.

Comparison of the three months ended September 30, 2019 and the three months ended September 30, 2018

	Three months ended September 30,
(dollar amounts in thousands)	2019	2018	Change	%
Revenues:
Rental revenue	$34,958	$25,496	$9,462	37.1%
Interest on loans and direct financing lease receivables	940	220	720	327.3%
Other revenue, net	393	26	367	1411.5%
Total revenues	36,291	25,742	10,549

Expenses:
Interest	7,207	6,563	644	9.8%
General and administrative	7,530	3,529	4,001	113.4%
Property expenses	442	494	(52)	-10.5%
Depreciation and amortization	11,141	8,763	2,378	27.1%
Provision for impairment of real estate	—	770	(770)	-100.0%
Total expenses	26,320	20,119	6,201
Other operating income:
Gain on dispositions of real estate, net	4,087	1,455	2,632	180.9%
Income from operations	14,058	7,078	6,980
Other (loss)/income:
Loss on repurchase of secured borrowings	—	—	—
Interest	114	655	(541)	-82.6%
Income before income tax expense	14,172	7,733	6,439
Income tax expense	66	26	40	153.8%
Net income	14,106	7,707	6,399
Net income attributable to non-controlling interests	(861)	(2,383)	1,522
Net income attributable to stockholders and members	$13,245	$5,324	$7,921

Rental revenue. Rental revenue increased by $9.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 602 properties, representing $1.2 billion in net investments in real estate, as of June 30, 2018 to 917 properties, representing $1.7 billion in net investments in real estate, as of September 30, 2019. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to our investments in loans receivable beginning in 2018 and additional investments in loans receivable during 2019, which led to a higher average daily balance of loans receivable outstanding during the three months ended September 30, 2019.

Other revenue. Other revenue increased $0.4 million during the three months ended September 30, 2019 as compared to three months ended September 30, 2018, primarily due to the receipt of lease termination fees from former tenants during the three months ended September 30, 2019. No lease termination fee revenue was recorded during the three months ended September 30, 2018.

Interest expense. Interest expense increased by $0.6 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. In May 2019, the Company borrowed the entire amount available under its Term Loan Facility and used the proceeds to repurchase Master Trust Funding notes with a face value of $200 million. The repurchase of the Master Trust Funding notes resulted in a decrease in cash interest expense of $1.7 million and a decrease of $0.3 million in amortization of deferred financing costs for the three months ended September 30, 2019 as compared to three months ended September 30, 2018. Borrowings under the Term Loan Facility resulted in additional cash interest expense of $1.8 million during the three months ended September 30, 2019. Additional borrowings under the Revolving Credit Facility and amortization of deferred financing costs incurred for obtaining the Amended Credit Facility resulted in additional interest expense of $0.9 million, and approximately $47,000, respectively, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

General and administrative expenses. General and administrative expenses increased $4.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase in general and administrative expenses was primarily related to the increased costs of operating as a public company in 2019 and operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees, and directors’ fees.

Property expenses. Property expenses decreased by approximately $52,000 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease in property expenses was primarily due to a decrease in personal property expenses, partially offset by an increase in reimbursable property expense during the three months ended September 30, 2019.

Depreciation and amortization expense. Depreciation and amortization expense increased by $2.4 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio.

 Provision for impairment of real estate. Impairment charges on real estate investments were $0.8 million for the three months ended September 30, 2018 and no impairment charges on real estate investments were recorded for the three months ended September 30, 2019. During the three months ended September 30, 2018, we recorded a provision for impairment of real estate at three of our real estate investments. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $2.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. We disposed of 11 real estate properties during the three months ended September 30, 2019, compared to our disposition of 21 real estate properties during the three months ended September 30, 2018.

Interest income. Interest income decreased by $0.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the three months ended September 30, 2018 because of funds we had on hand following our IPO in June 2018.

Income tax expense. Income tax expense increased by approximately $40,000 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.

Comparison of the nine months ended September 30, 2019 and the nine months ended September 30, 2018

	Nine months ended September 30,
(dollar amounts in thousands)	2019	2018	Change	%
Revenues:
Rental revenue	$97,842	$67,119	$30,723	45.8%
Interest income on loans and direct financing lease receivables	1,669	379	1,290	340.4%
Other revenue, net	641	75	566	754.7%
Total revenues	100,152	67,573	32,579

Expenses:
Interest	20,074	23,474	(3,400)	-14.5%
General and administrative	16,455	9,872	6,583	66.7%
Property expenses	2,334	1,221	1,113	91.2%
Depreciation and amortization	30,367	22,842	7,525	32.9%
Provision for impairment of real estate	1,921	3,526	(1,605)	-45.5%
Total expenses	71,151	60,935	10,216
Other operating income:
Gain on dispositions of real estate, net	8,237	5,100	3,137	61.5%
Income from operations	37,238	11,738	25,500
Other (loss)/income:
Loss on repurchase of secured borrowings	(4,353)	—	(4,353)
Interest	723	719	4	0.6%
Income (loss) before income tax expense (benefit)	33,608	12,457	21,151
Income tax expense (benefit)	209	143	66	46.2%
Net income	33,399	12,314	21,085
Net income attributable to non-controlling interests	(6,076)	(2,482)	(3,594)
Net income attributable to stockholders and members	$27,323	$9,832	$17,491

Rental revenue. Rental revenue increased by $30.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 508 properties, representing $914.2 million in net investments in real estate, as of December 31, 2017 to 917 properties, representing $1.7 billion in net investments in real estate, as of September 30, 2019. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing receivables increased by $1.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to our investments in loans receivable beginning in 2018 and additional investments in loans receivable in 2019 which led to a higher average daily balance of the loans receivable outstanding during the nine months ended September 30, 2019.

Other revenue. Other revenue for the nine months ended September 30, 2019 increased $0.6 million as compared to nine months ended September 30, 2018, primarily due to the receipt of lease termination fees from former tenants during the nine months ended September 30, 2019. No lease termination income was recorded during the nine months ended September 30, 2018.

Interest expense. Interest expense decreased by $3.4 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. In May 2019, the Company borrowed the entire amount available under its Term Loan Facility and used the proceeds to repurchase Master Trust Funding notes with a face value of $200 million. The repurchase of the Master Trust Funding notes resulted in a decrease in cash interest expense of $3.2 million and a decrease of $0.4 million in amortization of deferred financing costs for the nine months ended

September 30, 2019 as compared to nine months ended September 30, 2018. Repayment of notes payable to related parties in September 2018 resulted in a decrease in cash interest expense of $4.6 million for the nine months ended September 30, 2019 as compared to nine months ended September 30, 2018. Borrowing of funds under the Term Loan Facility resulted in additional cash interest of $2.8 million during the nine months ended September 30, 2019. Additional borrowings under the 2018 Credit Facility and the Revolving Credit Facility, unused facility fees related to the 2018 Credit Facility and the Revolving Credit Facility and amortization of deferred financing costs incurred for obtaining the 2018 Credit Facility and the Amended Credit Facility resulted in additional interest expense of $2.0 million, $1.9 million and $0.1 million, respectively, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

General and administrative expenses. General and administrative expenses increased $6.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase in general and administrative expenses was primarily due to the increased costs of operating as a public company in 2019 and operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees and directors’ fees.

Property expenses. Property expenses increased by $1.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in property expenses was primarily due to an increase in reimbursable costs, insurance expenses and operational costs, during the nine months ended September 30, 2019.

Depreciation and amortization expense. Depreciation and amortization expense increased by $7.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio.

Provision for impairment of real estate. Impairment charges on real estate investments were $1.9 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, we recorded a provision for impairment of real estate at 6 and 16 of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $3.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. We disposed of 30 real estate properties during the nine months ended September 30, 2019, compared to 35 real estate properties during the nine months ended September 30, 2018.

Loss on repurchase of secured borrowings. Loss on repurchase of secured borrowings of $4.4 million during the three months ended September 30, 2019 relates to the repurchase by the Company of its Class A Series 2016-1 Notes with a face value of $200.0 million for $201.4 million. The repurchase was accounted for as a debt extinguishment and, accordingly, the Company recorded a loss on extinguishment of $4.4 million, which includes the premium paid on the repurchase, the write-off of unamortized deferred financing charges and other associated legal expenses.

Interest income. Interest income increased by approximately $4,000 for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the nine months ended September 30, 2019.

Income tax expense. Income tax expense increased by $0.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$14,106	$7,707	$33,399	$12,314
Depreciation and amortization of real estate	11,117	8,762	30,295	22,839
Provision for impairment of real estate	—	770	1,921	3,526
Gain on dispositions of real estate, net	(4,087)	(1,455)	(8,237)	(5,100)
FFO attributable to stockholders and members and non-controlling interests	21,136	15,784	57,378	33,579
Other non-recurring expenses	2,748	—	7,101	—
Core FFO attributable to stockholders and members and non-controlling interests	23,884	15,784	64,479	33,579
Adjustments:
Straight-line rental revenue, net	(2,982)	(2,198)	(8,879)	(5,715)
Non-cash interest	610	817	2,135	1,982
Non-cash compensation expense	1,051	1,051	3,524	1,398
Other amortization and non-cash charges	296	193	743	400
Capitalized interest expense	(95)	(78)	(165)	(214)
Transaction costs	—	32	—	58
AFFO attributable to stockholders and members and non-controlling interests	$22,764	$15,601	$61,837	$31,488

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$14,106	$7,707	$33,399	$12,314
Depreciation and amortization	11,141	8,763	30,367	22,842
Interest expense	7,207	6,563	20,074	23,474
Interest income	(114)	(655)	(723)	(719)
Income tax expense	66	26	209	143
EBITDA attributable to stockholders and members and non-controlling interests	32,406	22,404	83,326	58,054
Provision for impairment of real estate	—	770	1,921	3,526
Gain on dispositions of real estate, net	(4,087)	(1,455)	(8,237)	(5,100)
EBITDAre attributable to stockholders and members and non-controlling interests	$28,319	$21,719	$77,010	$56,480

We further adjust EBITDAre for the most recently completed quarter i) based on an estimate calculated as if all investment and disposition activity that took place during the quarter had been made on the first day of the quarter, ii) to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and iii) to eliminate the impact of lease termination fees and contingent rental revenue from certain of our tenants, which is subject to sales thresholds specified in the applicable leases (“Adjusted EBITDAre”). We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”), which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter. You should not unduly rely on this measure as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre.

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended September 30, 2019:

(in thousands)	Three months ended September 30, 2019
Net income	$14,106
Depreciation and amortization	11,141
Interest expense	7,207
Interest income	(114)
Income tax expense	66
EBITDA attributable to stockholders and non-controlling interests	32,406
Provision for impairment of real estate	—
Gain on dispositions of real estate, net	(4,087)
EBITDAre attributable to stockholders and non-controlling interests	28,319
Adjustment for current quarter investment and disposition activity (1)	2,355
Adjustment to exclude other non-recurring expenses	2,748
Adjustment to exclude lease termination fees and certain percentage rent (2)	(388)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$33,034

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$132,136

(1)	Adjustment assumes all investments in and dispositions of real estate made during the three months ended September 30, 2019 had occurred on July 1, 2019.
(2)	Adjustment excludes contingent rent (based on a percentage of the tenant’s gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease.

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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	September 30, 2019	December 31, 2018
Secured borrowings, net of deferred financing costs	$305,702	$506,116
Unsecured term loan, net of deferred financing costs	199,144	—
Revolving credit facility	155,000	34,000
Total debt	659,846	540,116
Deferred financing costs, net	5,724	9,004
Gross debt	665,570	549,120
Cash and cash equivalents	(23,446)	(4,236)
Restricted cash deposits held for the benefit of lenders	(2,776)	(12,003)
Net debt	$639,348	$532,881

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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$14,106	$7,707	$33,399	$12,314
Interest expense	7,207	6,563	20,074	23,474
General and administrative expense	7,530	3,529	16,455	9,872
Depreciation and amortization	11,141	8,763	30,367	22,842
Provision for impairment of real estate	—	770	1,921	3,526
Loss on repurchase of secured borrowings	—	—	4,353	—
Interest income	(114)	(655)	(723)	(719)
Income tax expense	66	26	209	143
Gain on dispositions of real estate, net	(4,087)	(1,455)	(8,237)	(5,100)
NOI attributable to stockholders and members and non-controlling interests	35,849	25,248	97,818	66,352
Straight-line rental revenue, net	(2,982)	(2,198)	(8,879)	(5,715)
Other amortization and non-cash charges	292	193	736	400
Cash NOI attributable to stockholders and members and non-controlling interests	$33,159	$23,243	$89,675	$61,037

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we primarily borrow on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding acquisitions, and the Term Loan Facility. We have fixed the floating rates on the Term Loan Facility by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the Term Loan Facility. As of September 30, 2019, we had $310.6 million of principal outstanding under our Master Trust Funding Program, net of repurchased notes, which bears interest at a weighted average fixed rate of 4.28% per annum as of such date, and had $200.0 million of principal outstanding on the Term Loan Facility, which bears interest at a fixed rate of 3.26% after giving effect to our interest rate swap agreements. Additionally, as of September 30, 2019, we had $155.0 million in borrowings outstanding under the Revolving Credit Facility, which bear interest at an annual rate equal to LIBOR plus a leverage-based credit spread of 1.25% as of such date. Therefore, an increase or decrease in interest rates would only result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $1.6 million as of September 30, 2019.

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

Fair Value of Fixed-Rate Indebtedness

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of September 30, 2019:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$310,570	$321,166

(1)	Excludes net deferred financing costs of $4.9 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 8, 2019)

10.1

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Anthony K. Dobkin, dated as of September 3, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: November 6, 2019	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Hillary P. Hai
Hillary P. Hai
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)