Form 10-K
period 2019-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2020-03-02
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, “and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant's shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $985.8 million based on the last reported sale price of $20.04 per share on the New York Stock Exchange on June 28, 2019.

The number of shares of registrant’s Common Stock outstanding as of March 2, 2020 was 91,949,849.

Documents Incorporated by Reference

Portions the Definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

i

PART I

In this Annual Report on Form 10-K, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including, Essential Properties, L.P., a Delaware limited partnership and its operating partnership (the “Operating Partnership”), as “we,” “us,” “our” or “the Company” unless we specifically state otherwise or the context otherwise requires.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this annual report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” and “plan,” and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans, beliefs or intentions of management.

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
•

risks inherent in the real estate business, including tenant defaults or bankruptcies, illiquidity of real estate investments, fluctuations in real estate values and the general economic climate in local markets, competition for tenants in such markets, potential liability relating to environmental matters and potential damages from natural disasters;

•	the performance and financial condition of our tenants;
•	the availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;
•	our ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•	volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the Consumer Price Index (“CPI”);
•	the degree and nature of our competition;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital on attractive terms;
•	fluctuating interest rates;
•	availability of qualified personnel and our ability to retain our key management personnel;
•	changes in, or the failure or inability to comply with, applicable law or regulation;
•	our failure to continue to qualify for taxation as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•	additional factors discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future events or of our performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Because we operate in a highly competitive and rapidly changing environment, new risks emerge from time to time, and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual events or results.

Item 1. Business.

We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have assembled a diversified portfolio using an investment strategy that focuses on properties leased to tenants in businesses such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness. We believe that, in general, properties leased to tenants in these businesses are essential to the generation of the tenants’ sales and profits, that these businesses have favorable growth potential and that they are more insulated from e-commerce pressure than many others.

We were organized on January 12, 2018 as a Maryland corporation and qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2019, 94.4% of our $151.2 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. “Annualized base rent” means annualized contractually specified cash base rent in effect on December 31, 2019 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.

Our objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown strategically since commencing investment activities in June 2016. As of December 31, 2019, we had a portfolio of 1,000 properties, 897 of which were owned properties (eight being accounted for as direct financing leases or loans), 12 of which were ground lease interests (one building being accounted for as a direct financing lease), and 91 of which were collateral securing our investments in six loans receivable built on the following core attributes:

Diversified Portfolio.    Our portfolio was 100% occupied by 205 tenants operating 265 different concepts (i.e., generally brands), in 16 industries across 44 states, with none of our tenants contributing more than 3.4% of our annualized base rent. Our goal is that, over time, no more than 5.0% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.

Remaining Lease Term of 14.6 Years.    Our leases had a weighted average remaining lease term of 14.6 years (based on annualized base rent), with only 6.8% of our annualized base rent attributable to leases expiring prior to January 1, 2025. Our properties are subject to, long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.

Significant Use of Master Leases.   60.3% of our annualized base rent was attributable to master leases.

Healthy Rent Coverage Ratio and Extensive Tenant Financial Reporting.    Our portfolio’s weighted average rent coverage ratio was 2.9x, and 98.2% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. “Rent coverage ratio” means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management’s estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.

Contractual Base Rent Escalation.  98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.5%  per year.

Differentiated Investment Approach.    Our average investment per property was $2.0 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at December 31, 2019), and we believe investments of similar size should allow us to grow our portfolio without concentrating a large amount of capital in individual properties and should allow us to limit our exposure to events that may adversely affect a particular property.

2019 Financial and Operating Highlights

•

During the year ended December 31, 2019, we had total investments of $686.8 million, including $592.2 million invested through 281 property acquisitions and $94.6 million invested in loans receivable secured by 94 properties.

•	As of December 31, 2019, our total gross investment in real estate totaled $2.0 billion, and we had total debt of $726.9 million.
•	For the year ended December 31, 2019, we made distributions totaling $0.88 per share of common stock.
•

In March 2019, we completed a follow-on primary public offering (the “Follow-On Offering”) of 14,030,000 shares of common stock, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $17.50 per share.

•

In April 2019, we entered into a restated credit agreement (the “Amended Credit Agreement”), restating the terms of our existing revolving credit facility to increase the maximum aggregate revolving credit commitments available to us to $400.0 million (the “Revolving Credit Facility”), and to permit the incurrence of $200.0 million of variable-rate long-term indebtedness through term loans (the “April 2019 Term Loan”).

•

In May 2019, we borrowed the entire $200.0 million available under our April 2019 Term Loan and used the proceeds to repurchase, in part, Series 2016-1 notes previously issued under our private conduit program (the “Master Trust Funding Program”). In November 2019, we cancelled the repurchased Series 2016-1 notes and voluntarily prepaid the remaining $70.4 million of Series 2016-1 notes (consisting of $53.2 million of Class A notes and $17.2 million of Class B notes) using borrowings under our Revolving Credit Facility.

•

In July 2019, affiliates of Eldridge Industries, LLC completed a secondary public offering of 26,288,316 shares of our common stock, including 3,428,910 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares. This resulted in a complete divestiture of their remaining equity investment in our Company.

•

In August 2019, we established an “at the market” common equity distribution program (“ATM Program”), through which we may, from time to time, publicly offer and sell shares of our common stock having an aggregate gross sales price of up to $200 million. Through December 31, 2019, we sold a total of 7,432,986 shares of our common stock under the ATM program for aggregate gross proceeds of $178.2 million.

•

In November 2019, we entered into a new term loan credit facility (the “November 2019 Term Loan”) which permits the incurrence of up to $430.0 million of variable-rate long-term indebtedness through term loans. In December 2019, we borrowed $250.0 million under the November 2019 Term Loan.

Our Target Market

We are an active investor in single-tenant, net leased real estate. Our target properties are generally freestanding commercial real estate facilities where a middle-market tenant conducts activities that are essential to the generation of its sales and profits. We believe that this market is underserved from a capital perspective and offers attractive investment opportunities.

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

We also focus on properties leased to middle-market companies, which we define as regional and national operators with between 10 and 250 locations and $20 million to $500 million in annual revenue, and we opportunistically invest in properties leased to smaller companies, which we define as regional operators with fewer than 10 locations and less than $20 million in annual revenue. Although it is not our primary investment focus, we will opportunistically consider investments leased to large companies. While most of our targeted tenants are not rated by a nationally recognized statistical rating organization, we primarily seek to invest in properties leased to companies that we determine have attractive credit characteristics and stable operating histories.

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

Accordingly, while we believe our net-lease financing solutions may be attractive to a wide variety of companies, we believe our most attractive opportunity is owning properties net leased to middle-market and small companies that are generally unrated and have less access to efficient sources of long-term capital than larger, rated companies.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:

•

Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants.     We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio. As of December 31, 2019, we had a portfolio of 1,000 properties, with annualized base rent of $151.2 million, which was selected by our management team in accordance with our focused investment strategy. Our portfolio is diversified with 205 tenants operating 265 different concepts across 44 states and 16 industries. None of our tenants contributed more than 3.4% of our annualized base rent as of December 31, 2019, and our strategy targets a scaled portfolio that, over time, derives no more than 5.0% of its annualized base rent from any single tenant or more than 1% from any single property.

We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses, such as restaurants (including quick service and casual and family dining), car washes, automotive services, medical services, convenience stores, entertainment, early childhood education and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of December 31, 2019, 94.4% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.

We believe that our portfolio’s diversity and recent underwriting decreases the impact on us of an adverse event affecting a specific tenant, industry or region, and our focus on leasing to tenants in industries that we believe are well-positioned to withstand competition from e-commerce increases the stability of our rental revenue.

•	Experienced and Proven Net Lease Management Team. Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale.

Our senior management team has been responsible for our refined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management functions, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of December 31, 2019, 81.4% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 86.4% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources), exclusive of our investment in the GE Seed Portfolio. The “GE Seed Portfolio” refers to a portfolio of 262 net leased properties that we acquired on June 16, 2016 in our first investment from General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

•

Growth Oriented Balance Sheet Supporting Scalable Infrastructure.    As of December 31, 2019, we had $735.1 million of gross debt outstanding, with a weighted average maturity of 5.2 years, and net debt of $713.8 million. For the three months ended December 31, 2019, our net income was $14.6 million, our Adjusted EBITDAre was $35.8 million, our Annualized Adjusted EBITDAre was $143.3 million and our ratio of net debt to Annualized Adjusted EBITDAre was 5.0x.

Net debt and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable financial measures calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

In April 2019, we entered into the Revolving Credit Facility, which is a four-year, senior unsecured revolving credit facility that allows for up to $400.0 million in principal borrowings and is available for general corporate purposes, including funding future acquisitions. As of December 31, 2019, we had borrowed $46.0 million under the Revolving Credit Facility and had an available borrowing capacity of $354.0 million. Our borrowings under the Revolving Credit Facility bear interest at an annual rate of (i) applicable LIBOR plus an applicable margin between 1.25% and 1.85%; or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.5% or LIBOR plus 1.0%) plus an applicable margin of between 0.25% and 0.85%.

Our $200 million April 2019 Term Loan has been fully funded and matures on April 12, 2024. Our borrowings under the April 2019 Term Loan bear interest at an annual rate of (i) applicable LIBOR plus an applicable margin between 1.20% and 1.75%; or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.5% or LIBOR plus 1.0%) plus an applicable margin of between 0.20% and 0.75%.

Our November 2019 Term Loan provides for a loan of up to $430 million, and, as of December 31, 2019, we had borrowed $250 million of this amount. The November 2019 Term Loan matures on November 26, 2026. Our borrowings under the November 2019 Term Loan bear interest at an annual rate of (i) applicable LIBOR plus an applicable margin between 1.50% and 2.20%; or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.5% or LIBOR plus 1.0%) plus an applicable margin of between 0.50% and 1.20%.

Our Master Trust Funding Program, under which we may, subject to applicable covenants, issue multiple series and classes of notes from time to time to institutional investors in the asset-backed securities market, has provided us with a significant amount of debt financing. As of December 31, 2019, we had Class A Notes and Class B Notes outstanding under our Master Trust Funding Program with an aggregate outstanding principal balance of $239.1 million and a weighted average annual interest rate of 4.17%. These notes were secured by a pool of 355 properties and the related leases as of December 31, 2019.

We are the property manager and servicer for the leases that are the collateral for the notes under our Master Trust Funding Program and, in that capacity, have discretion in managing the collateral pool. We believe that this discretion enhances our operational flexibility by enabling us to: issue additional notes in future series that reflect the increase in the value of properties or the entire collateral pool; substitute assets in the collateral pool (subject to meeting certain prescribed conditions and criteria); and sell underperforming assets and reinvest the proceeds in better performing properties, subject, in the case of substitutions and sales, to certain limitations unless the substitution or sale is credit- or risk-based. We also have the ability to add properties to the collateral pool between series issuances, thereby further increasing the pool’s size and diversity. By issuing investment grade-rated debt through the Master Trust Funding Program, we seek to lower our borrowing costs and, in turn, to be in a position to deliver more competitive financial terms to our tenants and attractive returns to our stockholders.

We also have 645 unencumbered properties that contribute $102.3 million of annualized base rent as of December 31, 2019. We seek to manage our balance sheet so that we have access to multiple sources of debt capital in the future, such as term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, that may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital.

•

Differentiated Investment Strategy.    We seek to acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to unrated middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions and enter into leases that provide us with attractive risk-adjusted returns. Furthermore, many net lease transactions with middle-market companies involve properties that are individually relatively small, which allows us to avoid concentrating a large amount of capital in individual properties. We maintain close relationships with our tenants, which we believe allows us to source additional investments and become the capital provider of choice as our tenants’ businesses grow and their real estate needs increase.

•

Asset Base Allows for Significant Growth.    Building on our senior leadership team’s experience of more than 20 years in net lease real estate investing, we have developed leading origination, underwriting, financing, and property management capabilities. Our platform is scalable, and we seek to leverage these capabilities to improve our efficiency and processes to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses will continue to rise as our portfolio grows, we expect that such expenses as a percentage of our portfolio will decrease over time due to efficiencies and economies of scale. During the years ended December 31, 2019, 2018 and 2017, we invested in properties with aggregate investment value of $686.6 million, $521.8 million and $535.4 million, respectively. With our smaller asset base relative to other institutional investors that focus on acquiring net leased real estate, we believe that superior growth can be achieved through manageable acquisition volume.

•

Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to execute transactions with an aggregate purchase price of $3 million to $50 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks. As of December 31, 2019:

•

Our leases had a weighted average remaining lease term (based on annualized base rent) of 14.6 years, with only 6.8% of our annualized base rent attributable to leases expiring prior to January 1, 2025;

•	Master leases contributed 60.3% of our annualized base rent;
•

Our portfolio’s weighted average rent coverage ratio was 2.9x, with leases contributing 72.6% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);

•	Our portfolio was 100% occupied;

•

Leases contributing 98.6% of our annualized base rent provided for increases in future annual base rent, ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.5% of base rent; and

•	Leases contributing 93.5% of annualized base rent were triple-net.
•

Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into leases that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, negotiate through lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2019, leases contributing 98.2% of our annualized base rent required tenants to provide us with specified unit-level financial information.

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

Diversification.    We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a scaled portfolio that, over time, will (i) derive no more than 5% of its annualized base from any single tenant or more than 1% of its annualized base rent from any single property, (ii) be primarily leased to tenants operating in service-oriented or experience-based businesses and (iii) avoid significant geographic concentration. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.

Asset Management.    We are an active asset manager and regularly review each of our properties for changes in the business performance at the property, credit of the tenant and local real estate market conditions. Among other things, we use Moody’s Analytics RiskCalc (“RiskCalc”) to proactively detect credit deterioration. RiskCalc is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database. Additionally, we monitor market rents relative to in-place rents and the amount of tenant capital expenditures in order to refine our tenant retention and alternative use assumptions. Our management team utilizes our internal credit diligence to monitor the credit profile of each of our tenants on an ongoing basis. We believe that this proactive approach enables us to identify and address issues expeditiously and to determine whether there are properties in our portfolio that are appropriate for disposition.

In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2019, we sold 37 properties for net sales proceeds of $66.8 million. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.

•

Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of December 31, 2019, exclusive of the GE Seed Portfolio, 81.4% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 86.4% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of December 31, 2019, exclusive of the GE Seed Portfolio, approximately 43.0% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team, and approximately 43.4% were sourced from participants in the net lease industry, such as brokers, intermediaries or financing sources, who had previously been involved with a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.

As of February 28, 2020, we have entered into purchase and sale agreements for 29 properties with an aggregate purchase price of $65.5 million.

•

Focus on Middle-Market Companies in Service-Oriented or Experience-Based Businesses.    We primarily focus on investing in properties that we lease on a long-term, triple-net basis to unrated middle-market companies that we determine have attractive credit characteristics and stable operating histories. Properties leased to middle-market companies may offer us the opportunity to achieve superior risk-adjusted returns, as a result of our intensive credit and real estate analysis, lease structuring and portfolio construction. We believe our capital solutions are attractive to middle-market companies due to their more limited financing options, as compared to larger, rated organizations. We also believe that, in many cases, smaller transactions with middle-market companies will allow us to maintain and grow our portfolio’s diversification. Middle-market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and believe contribute to the stability of our rental revenue.

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

•

Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2019, our leases had a weighted average remaining lease term of 14.6 years (based on annualized base rent), with only 6.8% of our annualized base rent attributable to leases expiring prior to January 1, 2025, and 98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.5% per year.

•

Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2019, we had $735.1 million of gross debt outstanding and $713.8 million of net debt outstanding. Our net income for the three months ended December 31, 2019 was $14.6 million, our Adjusted EBITDAre was $35.8 million, our Annualized Adjusted EBITDAre was $143.3 million and our ratio of net debt to Annualized Adjusted EBITDAre was 5.0x. We target a level of net debt that, over time, is generally less than six times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including the investment grade-rated, asset-backed bond market, through our Master Trust Funding Program, and bank debt, through our revolving credit and term loan facilities.

Net debt and Annualized Adjusted EBITDAre are non-GAAP financial measures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Competition

We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater economies of scale, lower costs of capital, access to more resources and greater name recognition than we do, and the ability to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses. This competition may increase the demand for the types of properties in which we typically invest and, therefore, may reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, lower costs of capital, access to more resources and greater name recognition than we do, and the ability to accept more risk. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants, and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.

Employees

As of December 31, 2019, we had 27 full-time employees. Our staff is mostly comprised of professional employees engaged in origination, underwriting, closing, portfolio management, accounting, financial reporting and capital markets activities essential to our business.

Insurance

Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See “Item 1A. Risk Factors—Risks Related to Our Business and Properties—Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.”

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

About Us and Available Information

We were incorporated under the laws of Maryland on January 12, 2018. Since our June 2018 IPO, shares of our common stock have been listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPRT”. Our offices are located at 902 Carnegie Center Blvd., Suite 520, Princeton, New Jersey, 08540. We lease approximately 13,453 square feet of office space from an unaffiliated third party. Our telephone number is (609) 436-0619 and our website is www.essentialproperties.com.

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

Item 1A. Risk Factors.

There are many factors that affect our business and the results of our operation, some of which are beyond our control. Set forth below are the risks that we believe are material. You should carefully consider the following risks in evaluating us and our business. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows and liquidity, the market price of our common stock, and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Our core business is the ownership of real estate that is net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;
•	changes in local real estate conditions in the markets in which we operate, including the availability and demand for single-tenant restaurant and retail space;
•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;
•	inability to re-lease or sell properties upon expiration or termination of existing leases;
•	environmental risks, including the potential presence of hazardous or toxic substances on our properties;
•	the subjectivity of real estate valuations and changes in such valuations over time;
•	the illiquid nature of real estate compared to most other financial assets;
•	changes in laws and governmental regulations, including those governing real estate usage and zoning;
•	changes in interest rates and the availability of financing; and
•	changes in the general economic and business climate, including any changes resulting from potential global health emergencies, such as COVID-19 (coronavirus).

The occurrence of any of the risks described above may cause our cash flows and the value of our real estate to decline, which could materially and adversely affect us.

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

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.

Generally, each of our properties is operated and occupied by a single tenant. Therefore, the success of our investments is materially dependent on the financial stability of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors over which neither they nor we have control. Our portfolio consists primarily of properties leased to single tenants that operate in multiple locations, which means we own numerous properties operated by the same tenant. To the extent we own, or finance numerous properties operated by and leased to one company, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases generally depends, to a significant degree, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.

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

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our business includes substantial holdings in the following states as of December 31, 2019 (based on annualized base rent):  Texas (13.2%), Georgia (9.9%), Florida (6.6%), Arkansas (5.8%) and Michigan (5.3%). In addition, a significant portion of our holdings as of that date (based on annualized rent) were located in the South (56.0%) and Midwest (25.7%) regions of the United States (as defined by the U.S. Census Bureau). This geographic concentration could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot guarantee that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of service-oriented or experience-based properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states, impair their ability to pay rent to us and materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

As of December 31, 2019, Captain D’s (Captain D’s, LLC), our largest tenant, contributed 3.4% of our annualized base rent. Additionally, we derived 2.8%, 2.5% and 2.5% of our annualized base rent as of December 31, 2019 from Mister Car Wash (Car Wash Partners, Inc.), Art Van Furniture (AVF Parent, LLC), and AMC (American Multi-Cinema, Inc.), respectively. As a result, our financial performance depends significantly on the revenues generated from these tenants and, in turn, the financial condition of these tenants. Additionally, as of December 31, 2019, our five largest tenants contributed 13.6% of our annualized base rent, and our ten largest tenants contributed 23.4% of our annualized base rent. Our strategy targets a scaled portfolio that generally, over time, derives no more than 5.0% of its annualized base from any single tenant or more than 1% from any single property. In the future, we may experience additional tenant and property concentrations. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations or liquidity.

The vast majority of our properties are leased to unrated tenants whom we determine are creditworthy via our internal underwriting and credit analysis procedures. However, the tools we use to measure credit quality, such as property-level rent coverage ratio, may not be accurate.

The vast majority of our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be creditworthy. Substantially all of our tenants are required to provide corporate-level financial information to us periodically or, in some instances, at our request. This financial information generally includes balance sheet, income statement and cash flow statement data, or other financial and operating data, on an annual basis. Additionally, as of December 31, 2019, leases contributing 98.2% of our annualized base rent required tenants to provide us with specified unit-level financial information and leases contributing 98.6% of our annualized base rent required tenants to provide us with corporate-financial information. To assist us in determining a tenant’s credit quality, we utilize RiskCalc. RiskCalc is a model for predicting private company defaults, based on Moody’s Analytics Credit Research Database. RiskCalc provides an estimated default frequency (“EDF”) and a “shadow rating” that we use, together with a lease’s property-level rent coverage ratio, to evaluate credit.

Our methods may not adequately assess the risk of an investment. An EDF score and shadow rating from RiskCalc are not the same as a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, an EDF score or a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s Investors Services, Inc. (“Moody’s”), S&P Global Ratings, a division of S&P Global, Inc. (“S&P”), or another nationally recognized statistical rating organization. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. Our calculations of EDFs, shadow ratings and rent coverage ratios are unaudited and are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and our cash flows may be less stable. The ability of an unrated tenant to meet its obligations to us may be more speculative than that of a rated tenant.

Decreases in demand for restaurant and retail space or other industries may materially and adversely affect us.

As of December 31, 2019, leases representing approximately 23.4% and 3.9% of our annualized base rent were with tenants in the restaurant and retail industries, respectively. In the future we may acquire additional restaurant and retail properties. Accordingly, decreases in the demand for restaurant and/or retail spaces may have a greater adverse effect on us than if we had fewer investments in these industries. The market for restaurant and retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large restaurant and retail companies, the ongoing consolidation in the restaurant and retail industries, the excess amount of restaurant and retail space in a number of markets and, in the case of the retail industry, increasing consumer purchases through the internet. To the extent that these conditions continue, they are likely to negatively affect market rents for restaurant and retail space and could materially and adversely affect us. Similarly, while our portfolio is diversified by industry, it is possible that adverse trends could affect multiple industries simultaneously and reduce or eliminate the benefits our industry diversification is intended to achieve.

As leases expire, we may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all.

Our results of operations depend on our ability to continue to strategically lease space in our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, optimizing our tenant mix or leasing properties on more economically favorable terms. As of December 31, 2019, leases representing approximately 0.5% of our annualized base rent will expire during 2020. As of December 31, 2019, exclusive of one vacant land parcel that we own, our occupancy was 100%. Current tenants may decline, or may not have the financial resources available, to renew current leases, and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to attract new tenants. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

As we continue to acquire properties, we may decrease or fail to increase the diversity of our portfolio.

While we seek to maintain or increase our portfolio’s tenant, geographic and industry diversification with future acquisitions, it is possible that we may determine to consummate one or more acquisitions that actually decrease our portfolio’s diversity. If our portfolio becomes less diverse, our business will be more sensitive to the bankruptcy or insolvency of fewer tenants, to changes in trends affecting a particular industry and to a general economic downturn in a particular geographic area.

We have investments in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could reduce the demand for our properties.

Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. Restaurants (including quick service and casual and family dining), car washes, medical services, home furnishings, convenience stores, automotive services, entertainment (including movie theaters), early childhood education and health and fitness represent the largest industries in our portfolio. Captain D’s, Mister Car Wash, Art Van Furniture, AMC Theaters, Circle K, Zips Car Wash, The Malvern School, R-Store, Vasa Fitness, and Boston Sports Club, represent the largest concepts in our portfolio. The success of most of these businesses depends on the willingness of consumers to use discretionary income to purchase their products or services. A downturn in the economy could cause consumers to reduce their discretionary spending, which may have a material adverse effect on our business, financial condition, results of operations or liquidity.

Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.

Our leases often provide for periodic contractual rent escalations. As of December 31, 2019, leases contributing 98.6% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.5% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 5.5% of our rent escalators relate to an increase in the CPI over a specified period.

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

Some of our tenants operate under franchise or license agreements, and, if they are terminated or not renewed prior to the expiration of their leases with us, that would likely impair their ability to pay us rent.

As of December 31, 2019, tenants contributing 18.1% of our annualized base rent operated under franchise or license agreements. Generally, franchise agreements have terms that end earlier than the respective expiration dates of the related leases. In addition, a tenant’s rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

The bankruptcy or insolvency of a tenant could result in the termination or modification of such tenant’s lease.

The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases or force us to “take back” a property as a result of a default or a rejection of a lease by a tenant in bankruptcy. If a tenant becomes bankrupt, the automatic stay created by the bankruptcy will prohibit us from collecting pre-bankruptcy debts from that tenant, or from its property, or evicting such tenant based solely upon such bankruptcy or insolvency, unless we obtain an order permitting us to do so from the bankruptcy court. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, a significant number of tenant bankruptcies may materially and adversely affect us.

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

Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

•

we face competition from other real estate investors, including REITs and institutional investment funds, some of which have greater economies of scale, lower costs of capital, access to more resources and greater name recognition than we do, and the ability to accept more risk than we can, including risks associated with paying higher acquisition prices;

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

We generally maintain a pipeline of investment opportunities. Transactions may fail to close for a variety of reasons, including the discovery of previously unknown liabilities or other items uncovered during our diligence process. Similarly, we may never execute binding purchase agreements with respect to properties that are currently subject to non-binding letters of intent, and properties with respect to which we are negotiating may never lead to the execution of any letter of intent. For many other reasons, we may not ultimately acquire the properties currently in our pipeline. Accordingly, you should not place undue reliance on the concept of a pipeline as we have referred to in this Annual Report.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Our investments are relatively difficult to sell quickly. As a result of this illiquidity, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of the jurisdiction in which the property is located.

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

Our growth depends on third-party sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

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

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify as a REIT. Periods of volatility in the credit and capital markets negatively affect the amounts, sources and cost of capital available to us. If sufficient sources of third-party financing are not available to us on cost effective terms, we could be forced to limit our acquisition activity and/or to take other actions to fund our business activities and repayment of debt, such as selling assets. To the extent that we access capital at a higher cost (reflected in higher interest rates for debt financing or lower stock price for equity financing), our investment returns, earnings per share and cash flow could be adversely affected.

We have engaged in hedging transactions and may engage in additional hedging transactions in the future; such transactions may materially and adversely affect our results of operations and cash flows.

We use hedging strategies, in a manner consistent with the REIT qualification requirements, in an effort to reduce our exposure to changes in interest rates. As of December 31, 2019, we were party to six interest rate swap agreements with third party financial institutions having an aggregate notional amount of $450.0 million that are designated as cash flow hedges and designed to effectively fix the LIBOR component of the interest rate on a portion of the debt outstanding under our term loans. While these transactions are designed to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. Interest rate hedging may fail to protect or could adversely affect us, because, among other things, it may not fully eliminate interest rate risk, it exposes us to counterparty and default risk that may result in greater losses or the loss of unrealized profits, and it creates additional expense, while any income it generates to offset losses may be limited by federal tax provisions applicable to REITs. Thus, hedging activity, while intended to limit losses, may materially and adversely affect our business, financial condition, liquidity, results of operations and ability to pay dividends to our stockholders.

A significant portion of our assets have been pledged to secure the borrowings of our subsidiaries.

A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long-term borrowings of those subsidiaries. As of December 31, 2019, we had 355 properties comprising $601.3 million of net investments pledged as collateral under our Master Trust Funding Program. We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities. If our subsidiaries fail to make the required payments on this indebtedness, distributions of excess cash flow to us may be reduced or eliminated and the indebtedness may become immediately due and payable. If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flow to us may be suspended or terminated. In that case, our ability to make distributions to our stockholders could be materially and adversely affected.

Loss of senior executives with long-standing business relationships could materially impair our ability to operate successfully.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of certain of our senior executives, including our President and Chief Executive Officer, Peter M. Mavoides, and Gregg A. Seibert, our Executive Vice President and Chief Operating Officer. Messrs. Mavoides and Seibert have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that Messrs. Mavoides and Seibert are important to our success is that each has a national or regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel.

Many of our other executive personnel also have extensive experience and strong reputations in the real estate industry and have been important in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is important to the success of our business.

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

We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, such as in the event of cyber-attacks, could adversely affect us.  Although we make efforts to maintain the security and integrity of our information systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the best-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our information systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.

In addition, we implemented a new enterprise resource planning system in 2019. We may experience difficulties with this system, which could result in disruptions to our accounting procedures or adversely affect our internal control over financial reporting. For example, inaccuracies in importing our electronic data into the new system and difficulties integrating the various components and processes of the system could occur and disrupt our financial reporting process or other business processes. Additionally, we may incur significant additional costs as we continue to refine the system’s functionality.

We are subject to litigation, which could materially and adversely affect us.

We are party to various lawsuits, claims and other legal proceedings. These matters may involve significant expense and may result in judgments or settlements, which may be significant. There can be no assurance that insurance will be available to cover losses related to legal proceedings or that our tenants will meet any indemnification obligations that they have to us. In the future, we may become subject to additional litigation. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our business, financial condition, results of operations or liquidity. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

Material weaknesses or a failure to maintain an effective system of internal control over financial reporting could prevent us from accurately reporting our financial results in a timely manner, which could materially and adversely affect us.

As a publicly traded company, we are required to report annual audited financial statements and quarterly unaudited interim financial statements prepared in accordance with GAAP. We rely on our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. More broadly, effective internal control over financial reporting is a necessary component of our program to seek to prevent, and detect any, fraud and to operate successfully as a public company. There can be no guarantee that we will not identify material weaknesses in the future or that our internal control over financial reporting will be effective in accomplishing all of its objectives. Furthermore, as we grow, our business, and hence our internal control over financial reporting, will likely become more complex, and we may require significantly more resources to develop and maintain effective controls. Designing and implementing an effective system of internal control over financial reporting is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team.

In connection with our ongoing monitoring of our internal control over financial reporting or audits of our financial statements, we or our auditors may identify deficiencies in our internal control over financial reporting that may be significant or rise to the level of material weaknesses. Any failure to maintain effective internal control over financial reporting or to timely effect any necessary improvements to such controls could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, ineffective internal control over financial reporting could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

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

We incur, and will continue to incur, significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC and the NYSE, have required changes in corporate governance practices of public companies. As of December 31, 2019, we ceased to qualify as an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act of 2012, and as a result of the additional regulatory and other requirements, we will experience an increase in legal, accounting, insurance and certain other expenses. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified directors and officers.

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

There may be environmental liabilities associated with our properties of which we are unaware. We obtain Phase I environmental site assessments on all properties we finance or acquire. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain asbestos-containing materials (“ACM”). Environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines, penalties, or other obligations for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Environmental laws also apply to other activities that can occur on a property, such as storage of petroleum products or other hazardous toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines and penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities.

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

In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.

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

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which could require significant unanticipated expenditures by us.

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

In the future, we may acquire properties through transactions where a party contributes such properties to our Operating Partnership in exchange for interests therein that are exchangeable for shares of our common stock, which could result in stockholder dilution and limit our ability to sell such properties.

In the future we may acquire properties through tax deferred contribution transactions in exchange for interests in our Operating Partnership that are exchangeable for shares of our common stock, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Risks Related to Our Indebtedness

As of December 31, 2019, we had $735.1 million principal balance of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.

As of December 31, 2019, we had $735.1 million of indebtedness outstanding. This indebtedness consisted of $239.1 million aggregate principal amount of Class A Notes and Class B Notes issued under our Master Trust Funding Program, which allows us to issue multiple series of rated notes from time to time to institutional investors in the asset-backed securities market, $46.0 million of borrowings under our Revolving Credit Facility and $450.0 million of combined borrowings under the April 2019 Term Loan and the November 2019 Term Loan. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders currently contemplated or necessary to continue to qualify as a REIT. Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•

we may default on our obligations, and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

•

foreclosure on collateral securing indebtedness could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirement necessary to qualify for taxation as a REIT under the Code;

•	we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds;
•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•	our default under any loan with cross-default provisions could result in a default on other indebtedness.

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

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan.

We pay interest under our Revolving Credit Facility, our April 2019 Term Loan and our November 2019 Term Loan based on LIBOR.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

It is likely that, over time, LIBOR will be replaced by SOFR. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. Market participants are still considering how various types of financial instruments should react to a discontinuation of LIBOR. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process.

Our debt financing agreements contain restrictions and covenants which may limit our ability to enter into, or obtain funding for, certain transactions, operate our business or make distributions to our common stockholders.

Our debt financing agreements contain financial and other covenants with which we are required to comply and that limit our ability to operate our business. The agreements that include these covenants govern, among other things, the Revolving Credit Facility, the April 2019 Term Loan, the November 2019 Term Loan and the Master Trust Funding Program. These covenants, as well as any additional covenants to which we may be subject in the future because of additional or replacement debt financing, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. The covenants impose limitations on, among other things, our ability to pay distributions to our stockholders under certain circumstances, subject to certain exceptions relating to our qualification as a REIT under the Code. In addition, these agreements have cross-default provisions that generally result in an event of default if we default under other material indebtedness.

The covenants and other restrictions under our debt agreements may affect, among other things, our ability to:

•	incur indebtedness;
•	create liens on assets;
•

cause our subsidiaries to distribute cash to us to fund distributions to stockholders or to otherwise use in our business; (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt”);

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

Through our Master Trust Funding Program, certain of our Operating Partnership’s indirect wholly owned subsidiaries have issued net-lease mortgage notes payable with an aggregate outstanding principal balance of $239.1 million as of December 31, 2019. As of December 31, 2019, we had pledged 355 properties, with a net investment amount of $601.3 million, as collateral under this program. As the equity owner of the subsidiaries included in our Master Trust Funding Program, we are only entitled to the excess cash flows from such subsidiaries after debt service and all other required payments are made on the notes. If, at any time, the monthly debt service coverage ratio (as defined) generated by the collateral pool is less than or equal to 1.25x, excess cash flow (as defined) from the subsidiaries included in our Master Trust Funding Program will be deposited into a reserve account to be used for payments on the net-lease mortgage notes in the event there is a shortfall in cash at such subsidiaries to make required payments on the notes. Additionally, if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15x, excess cash flow from the subsidiaries included in our Master Trust Funding Program will be applied to an early amortization of the notes. For the year ended December 31, 2019, the debt service coverage ratio was approximately 2.33x. If we fail to maintain the required debt service coverage ratios, the excess cash flows we receive from these subsidiaries would be reduced or eliminated. This could materially and adversely affect us, including by reducing our ability to pay cash distributions on our common stock and possibly prevent us from maintaining our qualification for taxation as a REIT. In addition, if the subsidiaries included in our Master Trust Funding Program are unable to repay the notes, including in connection with any acceleration of maturity, the pledged assets could be foreclosed upon and our equity in such assets eliminated.

Risks Related to Our Organizational Structure

Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in your interest, and as a result may depress the market price of our common stock. Our charter contains certain restrictions on ownership and transfer of our stock.

Our charter contains various provisions that are intended to, among other things, assist us in maintaining our qualification for taxation as a REIT and, subject to certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to cause us to continue to qualify as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock.

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

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required by our organizational documents to maintain a particular leverage ratio and may not be able to do so, we generally intend to target a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents) that, over time, is less than six times our Annualized Adjusted EBITDAre. However, from time to time, our ratio of net debt to our Annualized Adjusted EBITDAre may equal or exceed six times. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.

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

Under the terms of the partnership agreement of our Operating Partnership, if there is a conflict between the interests of our stockholders, on one hand, and any limited partners, on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any limited partners; provided, however, that so long as we own a controlling economic interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any limited partners shall be resolved in favor of our stockholders.

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

As of December 31, 2019, we are no longer an “emerging growth company,” and, as a result, the reduced disclosure requirements applicable to “emerging growth companies” no longer apply, which will increase our costs as a result of, among other things, compliance requirements with Section 404 of the Sarbanes-Oxley Act and increased demands on management.

Because the aggregate worldwide market value of common stock held by our non-affiliate stockholders exceeded $700 million on June 28, 2019, we became a large accelerated filer as of December 31, 2019, and, accordingly, we no longer qualify as an emerging growth company. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. The cost of compliance with Section 404 requires us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting as material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all. In addition, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to Our Status as a REIT

Failure to continue to qualify as a REIT would materially and adversely affect us and the value of our common stock, and even if we continue to qualify as a REIT, we may be subject to certain additional taxes.

We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018, and we believe that our current organization and operations have allowed and will continue to allow us to qualify as a REIT. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we will remain qualified as a REIT in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because:

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to remain qualified as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to remain qualified as a REIT also could impair our ability to expand our business and raise capital and could materially and adversely affect the trading price of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In order to continue to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to continue to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, any taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions in which they operate.

If our Operating Partnership fails to qualify as a partnership for federal income tax purposes, we will cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership will be treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership will generally not be subject to federal income tax on its income. Instead, for federal income tax purposes, if our Operating Partnership is treated as a partnership, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, such partner’s share of its income. Our Operating Partnership will generally be required to determine and pay an imputed underpayment of tax (plus interest and penalties) resulting from an adjustment of the Operating Partnership’s items of income, gain, loss, deduction or credit at the partnership level. We cannot assure you that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court will not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we will fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we will likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a disregarded entity or partnership could cause it to become subject to federal and state corporate income tax, which will reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us and the per share trading price of our common stock.

To continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends-paid deduction and excluding any net capital gains, and we will be subject to corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if market conditions are not favorable for these borrowings.  These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our debt level and creditworthiness, the market price of our common stock, and our then current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the per share trading price of our common stock.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.

A significant portion of our investments were obtained through sale-leaseback transactions, where we purchase owner-occupied real estate and lease it back to the seller. We expect that a majority of our future investments will be obtained this way. The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for federal income tax purposes but, instead, should be re-characterized as financing arrangements or loans.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate applicable to “qualified dividends” except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself. However, for non-corporate U.S. stockholders, dividends payable by REITs that are not designated as capital gain dividends or otherwise treated as “qualified dividends” generally are eligible for a deduction of 20% of the amount of such dividends, for taxable years beginning before January 1, 2026. More favorable rates will nevertheless continue to apply for regular corporate “qualified dividends.”  Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, if the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from “prohibited transactions” is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales are prohibited transactions.

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the TCJA that could affect us and our stockholders include:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate was reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

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

The market price of our common stock may be volatile. In addition, the NYSE, on which our common stock is listed, and other equity markets, have experienced significant price and volume fluctuations.  The market price of our common stock will fluctuate, and such fluctuations could be significant and frequent; accordingly, our common stockholders may experience a decrease in the value of their shares, including decreases that may be related to technical market factors and may be unrelated to our operating performance or prospects. Similarly, the trading volume of our common stock may decline, and our common stockholders could experience a decrease in liquidity. A number of factors could negatively affect the price per share of our common stock, including:

•	general market and economic conditions;
•	actual or anticipated variations in our quarterly operating results or distributions or our payment of distributions in shares of our common stock;
•	changes in our funds from operations (“FFO”), core FFO (“Core FFO”), adjusted FFO (“AFFO”) or earnings estimates;
•	difficulties or inability to access capital or extend or refinance existing debt;
•	changes in market valuations of similar companies;
•	publication of research reports about us or the real estate industry;
•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities;
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
•

the issuance of additional shares of our common stock or securities convertible into or exercisable or exchangeable therefor (such as units of limited partnership in our Operating Partnership (“OP Units”) that are exchangeable for our common stock), or the perception that such issuances might occur.

Many of the factors listed above are beyond our control. These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or our prospects.

Furthermore, in recent years, the stock markets have experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us in particular, and these fluctuations could materially reduce the price of our common stock.

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

The decision to declare and pay distributions on our common stock, as well as the form, timing and amount of any such future distributions, is at the sole discretion of our board of directors and depends on upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could have a material adverse effect on the market price of our common stock.

The incurrence of additional debt, which would be senior to shares of our common stock upon liquidation, and/or preferred equity securities that may be senior to shares of our common stock for purposes of distributions or upon liquidation, may materially and adversely affect the market price of shares of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including by causing our Operating Partnership or its subsidiaries to issue additional debt securities, or by otherwise incurring additional indebtedness. Upon liquidation, holders of our debt securities, other lenders and creditors, and any holders of preferred stock with a liquidation preference will receive distributions of our available assets prior to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing per share trading price of our common stock.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor (such as OP Units”), or the perception that such sales might occur, could adversely affect the market price of our common stock. Additionally, such sales would dilute the voting power and ownership interest of existing common stockholders. Our charter provides that we may issue up to 500,000,000 shares of common stock, and a majority of our entire board of directors has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2019, we had 83,761,151 shares of common stock outstanding and 553,847 OP Units outstanding (excluding OP Units held directly or indirectly by us). The currently outstanding OP Units are primarily held by members of our management team. OP Units are generally redeemable for cash or, at our election, shares of common stock on a one-for-one basis.

Additionally, we have an effective registration statement relating to up to 3,550,000 shares of our common stock or securities convertible into or exchangeable for shares of our common stock that may be issued pursuant to our 2018 Incentive Plan. As of December 31, 2019, 2,800,842 shares remain available for issuance under such plan.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Real Estate Investment Portfolio

As of December 31, 2019, we had a portfolio of 1,000 properties, including one undeveloped land parcel and 91 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $151.2 million Our 205 tenants operate 265 different concepts in 16 industries across 44 states. None of our tenants represented more than 3.4% of our annualized base rent at December 31, 2019, and our top ten largest tenants represented 23.4% of our annualized base rent as of that date.

Diversification by Tenant

As of December 31, 2019, our top ten tenants included ten different concepts: Captain D’s, Mister Car Wash, Art Van Furniture, AMC Theatres, Circle K, Zips Car Wash, Malvern School, R-Store, Vasa Fitness, and Boston Sports Club. Our 1,000 properties are operated by our 205 tenants. The following table details information about our tenants and the related concepts they operate as of December 31, 2019 (dollars in thousands):

Tenant(1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Captain D's, LLC	Captain D's	74	$5,094	3.4%
Car Wash Partners, Inc.	Mister Car Wash	13	4,227	2.8%
Avf Parent LLC	Art Van Furniture	4	3,817	2.5%
American Multi-Cinema, Inc (3)	AMC	5	3,710	2.5%
Mac's Convenience Stores, LLC (4)	Circle K	34	3,686	2.4%
Zips Car Wash LLC	Zips Car Wash	12	3,220	2.1%
Malvern School Properties, LP	The Malvern School	13	3,145	2.1%
GPM Investments, LLC (5)	R-Store	26	2,956	2.0%
Vasa Fitness LLC	Vasa Fitness	5	2,862	1.9%
Town Sports International Holdings, Inc.	Boston Sports Clubs	3	2,708	1.8%
Top 10 Subtotal		189	35,425	23.4%
Other		810	115,802	76.6%
Total		999	$151,227	100.0%

(1)	Represents tenant or guarantor.

(2)	Excludes one undeveloped land parcel.
(3)	Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
(4)	Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
(5)	Includes one property leased to a subsidiary of GPM investments, LLC.

As of December 31, 2019, our five largest tenants, who contributed 13.6% of our annualized base rent, had a rent coverage ratio of 3.3x, and our ten largest tenants, who contributed 23.4% of our annualized base rent, had a rent coverage ratio of 2.7x.

As of December 31, 2019, 93.5% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept

Our tenants operate their businesses across 265 concepts (i.e., generally brands). The following table details those concepts as of December 31, 2019 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)
Captain D's	Service	$6,089	4.0%	85	220,365
Mister Car Wash	Service	4,227	2.8%	13	54,621
Circle K	Service	4,020	2.7%	36	139,799
Art Van Furniture	Retail	3,817	2.5%	4	240,591
AMC	Experience	3,710	2.5%	5	240,672
Zips Car Wash	Service	3,220	2.1%	12	46,596
The Malvern School	Service	3,145	2.1%	13	149,781
Applebee's	Service	2,932	1.9%	17	87,989
Vasa Fitness	Experience	2,862	1.9%	5	207,383
R-Store	Service	2,812	1.9%	25	105,703
Top 10 Subtotal		36,834	24.4%	215	1,493,500
Other		114,393	75.6%	784	6,373,803
Total		$151,227	100.0%	999	7,867,303

(1)	Excludes one undeveloped land parcel.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2019 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Quick Service	Service	$21,545	14.2%	304	810,104	$26.82
Car Washes	Service	18,946	12.5%	82	382,429	49.31
Convenience Stores	Service	16,942	11.2%	149	598,940	28.29
Early Childhood Education	Service	16,846	11.1%	82	830,575	19.70
Medical / Dental	Service	16,029	10.6%	95	594,299	26.11
Casual Dining	Service	8,785	5.8%	61	369,841	23.75
Automotive Service	Service	7,286	4.8%	62	382,394	19.05
Family Dining	Service	5,099	3.4%	31	194,188	26.26
Other Services	Service	4,975	3.3%	24	257,823	19.30
Pet Care Services	Service	4,861	3.2%	32	201,540	19.94
Service Subtotal		121,314	80.2%	922	4,622,133	25.87
Health and Fitness	Experience	9,971	6.6%	25	953,487	9.82
Entertainment	Experience	7,072	4.7%	18	647,483	10.92
Movie Theatres	Experience	4,341	2.9%	6	293,206	14.81
Experience Subtotal		21,384	14.1%	49	1,894,176	10.97
Home Furnishings	Retail	5,367	3.5%	7	383,415	14.00
Grocery	Retail	467	0.3%	2	70,623	6.61
Retail Subtotal		5,834	3.9%	9	454,038	12.85
Building Materials	Other	2,695	1.8%	19	896,956	3.01
Total		$151,227	100.0%	999	7,867,303	$18.92

(1)	Excludes one undeveloped land parcel.
(2)	Excludes properties with no annualized base rent and properties under construction.

As of December 31, 2019, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.9x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.1x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.0x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 7.6x.

Diversification by Geography

Our 1,000 property locations are spread across 44 states. The following table details the geographical locations of our properties as of December 31, 2019 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$20,009	13.2%	124	1,065,570
Georgia	14,914	9.9%	104	578,354
Florida	9,913	6.6%	51	440,778
Arkansas	8,732	5.8%	69	304,278
Michigan	8,058	5.3%	42	455,967
Alabama	6,504	4.3%	50	457,082
Ohio	7,299	4.8%	58	569,040
Minnesota	5,660	3.7%	31	442,872
Wisconsin	4,673	3.1%	34	204,951
Pennsylvania	4,003	2.6%	26	202,626
Tennessee	4,226	2.8%	37	201,019
Arizona	4,607	3.0%	23	138,856
South Carolina	3,726	2.5%	24	233,227
North Carolina	4,110	2.7%	15	263,697
New York	3,407	2.3%	32	77,817
Colorado	3,390	2.2%	22	182,461
Massachusetts	2,754	1.8%	4	247,875
New Mexico	2,762	1.8%	18	83,651
Kentucky	2,889	1.9%	26	150,592
Iowa	2,660	1.8%	21	119,173
Missouri	2,134	1.4%	18	99,406
Louisiana	1,936	1.3%	11	72,930
Indiana	2,294	1.5%	21	95,467
Oklahoma	1,870	1.2%	11	147,498
Mississippi	2,319	1.5%	22	98,731
Illinois	2,323	1.5%	18	134,573
Maryland	1,675	1.1%	7	55,147
Kansas	1,632	1.1%	7	103,977
Washington	1,515	1.0%	10	77,293
South Dakota	1,677	1.1%	7	41,472
Virginia	1,101	0.7%	6	48,471
Connecticut	1,050	0.7%	6	51,551
Oregon	890	0.6%	5	114,239
West Virginia	785	0.5%	15	67,117
Utah	911	0.6%	2	67,659
Nebraska	482	0.3%	7	17,776
New Jersey	420	0.3%	3	19,091
Wyoming	420	0.3%	2	14,001
California	386	0.3%	3	30,870
Idaho	374	0.2%	1	35,433
Alaska	306	0.2%	2	6,630
Nevada	222	0.1%	1	34,777
New Hampshire	140	0.1%	3	9,914
Maine	72	0.0%	1	3,395
Total	$151,227	100.0%	1,000	7,867,303

Lease Expirations

As of December 31, 2019, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), with only 6.8% of our annualized base rent attributable to leases expiring prior to January 1, 2025. The following table sets forth our lease expirations for leases in place as of December 31, 2019 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2020	$703	0.5%	7	2.1	x
2021	333	0.2%	3	2.3	x
2022	773	0.5%	5	3.7	x
2023	2,228	1.5%	13	2.9	x
2024	6,264	4.1%	61	3.6	x
2025	839	0.6%	8	4.3	x
2026	2,395	1.6%	14	2.6	x
2027	4,991	3.3%	32	3.1	x
2028	2,875	1.9%	17	2.9	x
2029	4,267	2.8%	68	4.2	x
2030	4,423	2.9%	42	3.7	x
2031	5,821	3.8%	34	3.9	x
2032	12,249	8.1%	67	3.2	x
2033	9,484	6.3%	43	2.5	x
2034	25,480	16.8%	208	3.1	x
2035	1,501	1.0%	14	3.4	x
2036	2,697	1.8%	22	2.2	x
2037	20,955	13.9%	87	3.0	x
2038	17,806	11.8%	95	2.1	x
2039	23,171	15.3%	152	2.5	x
Thereafter(4)	1,972	1.3%	7	2.3	x
Total/Weighted Average	$151,227	100.0%	999	2.9	x

(1)	Expiration year of contracts in place as of December 31, 2019, excluding any tenant option renewal periods that have not been exercised.
(2)	Excludes one undeveloped land parcel.
(3)	Weighted by annualized base rent.

Item 3. Legal Proceedings.

We are subject to various lawsuits, claims and other legal proceedings. Management does not believe that the resolution of any of these matters either individually or in the aggregate will have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, from time to time, we are party to various lawsuits, claims and other legal proceedings for which third parties, such as our tenants, are contractually obligated to indemnify, defend and hold us harmless. In some of these matters, the indemnitors have insurance for the potential damages. In other matters, we are being defended by tenants who may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us. The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors’ ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, financial condition, results of operations or liquidity. It is management’s opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect. Despite management’s view of the ultimate resolution of these legal proceedings, we may have significant legal expenses and costs associated with the defense of such matters. Further, management cannot predict the outcome of these legal proceedings and if management’s expectation regarding such matters is not correct, such proceedings could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the symbol “EPRT”. As of February 25, 2020, there were 144 holders of record of the 91,949,849 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Distributions

We intend to make quarterly distributions to our common stockholders. In particular, in order to maintain our qualification for taxation as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. However, any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under the Revolving Credit Facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends. Agreements relating to our indebtedness, including our Master Trust Funding Program and our revolving and term loan credit facilities, limit and, under certain circumstances, could eliminate our ability to make distributions.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt.”

We have determined that, for federal income tax purposes, approximately 58.8% of the distributions paid in 2019 represented taxable income and 41.2% represented a return of capital.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, the Company did not repurchase any of its equity securities.

Stock Performance Graph

The following performance graph and related table compare, for the period from June 21, 2018 (the first day our common stock was traded on the NYSE) through December 31, 2019, the cumulative total stockholder return on our common stock with that of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the FTSE NAREIT All Equity REITs index (“FNER”). The graph and related table assume $100.00 was invested on June 21, 2018 and assumes the reinvestment of all dividends. The historical stock price performance reflected in the graph and related table is not necessarily indicative of future stock price performance.

Essential Properties Realty Trust, Inc.

Ticker / Index	6/21/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
EPRT	100.00	99.27	104.03	103.16	147.65	153.26	177.16	193.63
S&P 500	100.00	98.86	105.97	92.65	106.48	112.12	115.15	126.83
FNER	100.00	101.35	101.22	94.04	109.18	110.07	117.51	116.57

The performance graph and the related table are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Equity Compensation Plan Information

The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial and other information of the Company as of and for the years ended December 31, 2019, 2018, and 2017 and for the period from March 30, 2016 (Commencement of Operations) to December 31, 2016. The tables should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Operating Data:
	Year ended December 31,			Period from March 30, 2016 (Commencement of Operations) to
(In thousands, except per share data)	2019	2018	2017	December 31, 2016
Revenues:
Rental revenue	$135,670	$94,944	$53,373	$15,271
Interest income on loans and direct financing lease receivables	3,024	656	293	161
Other revenue	663	623	783	88
Total revenues	139,357	96,223	54,449	15,520
Expenses:
Interest	27,037	30,192	22,574	987
General and administrative	21,745	13,762	8,775	4,321
Property expenses	3,070	1,980	1,547	533
Depreciation and amortization	42,745	31,352	19,516	5,428
Provision for impairment of real estate	2,918	4,503	2,377	1,298
Total expenses	97,515	81,789	54,789	12,567
Other operating income:
Gain on dispositions of real estate, net	10,932	5,445	6,748	871
Income from operations	52,774	19,879	6,408	3,824
Other (loss)/income:
Loss on repurchase and retirement of secured borrowings	(5,240)	—	—	—
Interest	794	930	49	3
Income before income tax expense	48,328	20,809	6,457	3,827
Income tax expense	303	195	161	77
Net income	48,025	20,614	6,296	3,750
Net income attributable to non-controlling interests	(6,181)	(5,001)	—	—
Net income attributable to stockholders	$41,844	$15,613	$6,296	$3,750

	Year ended December 31, 2019	Period from June 25, 2018 to December 31, 2018
Basic net income per share	$0.65	$0.26
Diluted net income per share	0.63	0.26
Cash dividends declared per share	0.88	0.43

Consolidated Balance Sheet Data:
	December 31,
(In thousands)	2019	2018	2017	2016
Total real estate investments, at cost	$1,908,919	$1,377,044	$932,174	$455,008
Total real estate investments, net	1,818,848	1,325,189	907,349	448,887
Net investments	1,912,243	1,342,694	914,247	452,546
Cash and cash equivalents	8,304	4,236	7,250	1,825
Restricted cash	13,015	12,003	12,180	10,097
Total assets	1,975,447	1,380,900	942,220	466,288
Secured borrowings, net of deferred financing costs	235,336	506,116	511,646	272,823
Unsecured term loans, net of deferred financing costs	445,586	—	—	—
Notes payable to related party	—	—	230,000	—
Revolving credit facility	46,000	34,000	—	—
Intangible lease liabilities, net	9,564	11,616	12,321	16,385
Total liabilities	773,334	569,859	760,818	291,638
Total stockholders'/members' equity	1,194,450	562,179	181,402	174,650
Non-controlling interests	7,663	248,862	—	—

Other Data:
	Year ended December 31,			Period from March 30, 2016 (Commencement of Operations) to
(In thousands)	2019	2018	2017	December 31, 2016
FFO (1)	$82,660	$51,007	$21,438	$9,605
Core FFO (1)	$90,648	$51,007	$21,438	$9,605
AFFO (1)	$86,251	$48,442	$20,337	$8,579
EBITDA (1)	$117,316	$81,423	$48,498	$10,239
EBITDAre (1)	$109,302	$80,481	$44,127	$10,666

	December 31,
(Dollar amounts in thousands)	2019	2018	2017	2016
Net debt (2)	$713,784	$532,881	$733,511	$278,609
Number of investment property locations	1,000	677	508	344
Occupancy	100.0%	100.0%	98.8%	96.8%

(1)

FFO, Core FFO, AFFO, EBITDA and EBITDAre are non-GAAP financial measures. For definitions of these measures and reconciliations of these measures to net income, the most directly comparable GAAP financial measure, and a statement of why our management believes the presentation of these measures provides useful information to investors and any additional purposes for which management uses these measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(2)

Net debt is a non-GAAP financial measure. For a definition of this measure and a reconciliation of this measure to total debt, the most directly comparable GAAP financial measure, and a statement of why our management believes the presentation of this measure provides useful information to investors and any additional purposes for which management uses this measure, see “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, as well as the “Selected Financial Data” and “Business” sections of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should read “Item 1A. Risk Factors” and the “Special Note Regarding Forward‑Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward‑looking statements.

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

We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions has allowed and will continue to allow us to continue to so qualify.

On June 25, 2018, we completed the initial public offering (“IPO”) of our common stock. Our common stock is listed on the New York Stock Exchange under the ticker symbol “EPRT”.

We generally lease each of our properties to a single tenant on a triple-net long-term lease basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent we receive from the tenants that occupy our properties. As of December 31, 2019, we had a portfolio of 1,000 properties (inclusive of one undeveloped land parcel and ninety-one properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $151.2 million and was 100.0% occupied.

Substantially all our leases provide for periodic contractual rent escalations. As of December 31, 2019, leases contributing 98.6% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4%, with a weighted average annual escalation equal to 1.5% of base rent. As of December 31, 2019, leases contributing 93.5% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required at such leased properties. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of December 31, 2019, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), excluding renewal options that have not been exercised, with 6.8% of our annualized base rent attributable to leases expiring prior to January 1, 2025. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of December 31, 2019, 60.3% of our annualized base rent was attributable to master leases, where we have leased multiple properties to a tenant under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

Liquidity and Capital Resources

As of December 31, 2019, we had $1.9 billion of net investments in our investment portfolio, consisting of investments in 1,000 properties (inclusive of one undeveloped land parcel and 91 properties which secure our investments in mortgage loans receivable), with annualized base rent of $151.2 million. Substantially all of our cash from operations is generated by our investment portfolio.

Our short-term liquidity requirements consist primarily of funds necessary to pay for our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal or re-leasing, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or to sell the property. As of December 31, 2019, none of our properties were vacant, and all were subject to a lease (excluding one undeveloped land parcel), which represents a 100.0% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations. From time to time, we may also sell properties that no longer meet our long-term investment objectives.

We intend to continue to grow through additional real estate investments. To accomplish this objective, we seek to acquire real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 23 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually-specified interest or rent that generally increases in proportion with our funding. As of December 31, 2019, we had agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $78.7 million, and, as of the same date, we had funded $47.9 million of this commitment. We expect to fund the balance of such commitment by December 31, 2021.

Additionally, as of February 28, 2020, we were under contract to acquire 29 properties with an aggregate purchase price of $65.5 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily with cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our revolving credit and term loan facilities, future financings, sale of common stock under our ATM Program, proceeds from select sales of our properties and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.

An additional liquidity need is funding the distributions that are among the requirements for us to continue to qualify for taxation as a REIT. During the year ended December 31, 2019, our board of directors declared total cash distributions of $0.88 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the year ended December 31, 2019, we paid $63.9 million of distributions to common stockholders and OP Unit holders, and as of December 31, 2019, we recorded $19.4 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.

Generally, our debt capital is initially provided on a short-term, temporary basis through our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on a secured or unsecured basis. By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term, we seek to “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally intend to target, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less unrestricted cash and cash held for the benefit of lenders) that is less than six times our annualized adjusted EBITDAre.

As of December 31, 2019, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 5.2 years. As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Future sources of debt capital may also include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at  December 31, 2019, our borrowing availability under the Revolving Credit Facility and the November 2019 Term Loan and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

Description of Certain Debt

Unsecured Revolving Credit Facility and April 2019 Term Loan

Through our Operating Partnership, we are party to an Amended Credit Agreement with a group of lenders, which provides for revolving loans of up to $400.0 million (the “Revolving Credit Facility”) and up to an additional $200.0 million in term loans (the “April 2019 Term Loan”). Under the Revolving Credit Facility, as of December 31, 2019, we had $46.0 million in outstanding borrowings and had $354.0 million of unused borrowing capacity.  Additionally, as of December 31, 2019, we had $200.0 million of principal borrowings outstanding under the April 2019 Term Loan.

The Revolving Credit Facility matures on April 12, 2023, with an extension option of up to one year exercisable by the Operating Partnership, subject to certain conditions, and the April 2019 Term Loan matures on April 12, 2024. The loans under each of the Revolving Credit Facility and the April 2019 Term Loan initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the April 2019 Term Loan). The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin initially is a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to the credit ratings provided by S&P and/or Moody’s. Each of the Revolving Credit Facility and the April 2019 Term Loan is freely pre-payable at any time and is mandatorily payable if borrowings exceed the borrowing base or the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the April 2019 Term Loan. The Operating Partnership is required to pay revolving credit fees throughout the term of the Revolving Credit Agreement based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200.0 million.

The Operating Partnership is the borrower under the Amended Credit Agreement, and we and each of the subsidiaries of the Operating Partnership that owns a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.

The Amended Credit Agreement restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Code. The Amended Credit Agreement contains certain additional covenants that, subject to exceptions, limit or restrict our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

November 2019 Term Loan

On November 26, 2019, we, through our Operating Partnership, entered into a $430.0 million term loan credit facility (the “November 2019 Term Loan”) with a group of lenders. The November 2019 Term Loan provides for term loans to be drawn up to an aggregate amount of $430.0 million with a maturity of November 26, 2026. The loans under the November 2019 Term Loan are available to be drawn in up to three draws during the six-month period beginning on November 26, 2019. On December 9, 2019, we borrowed $250.0 million under the November 2019 Term Loan.

Borrowings under the November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus the applicable margin. The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership’s irrevocable election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to our corporate credit ratings provided by S&P and/or Moody’s. The November 2019 Term Loan is pre-payable at any time by the Operating Partnership, provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2020, they are subject to a two percent prepayment premium, and if repaid thereafter but on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The Operating Partnership may not re-borrow amounts paid down on the November 2019 Term Loan. The Operating Partnership is required to pay a ticking fee on any undrawn portion of the November 2019 Term Loan for the period from and including the 91st day after November 26, 2019 until the earlier of the date the initial term loans are fully drawn or May 26, 2020. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.

The Operating Partnership is the borrower under the November 2019 Term Loan, and our Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the November 2019 Term Loan, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.

The November 2019 Term Loan restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Code. The November 2019 Term Loan contains certain additional covenants that, subject to exceptions, limit or restrict our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate outstanding gross principal balance of $239.1 million as of December 31, 2019. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties owned by the Master Trust Issuers and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).

Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), which were repaid in full in November 2019 and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $239.1 million as of December 31, 2019. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of December 31, 2019, we had pledged 355 properties, with a net investment amount of $601.3 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

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

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the year ended December 31, 2019, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $8.6 million on cash collections of $14.6 million, which represents a debt service coverage ratio (as defined in the program documents) of 2.33x. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25x, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15x, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.17% as of December 31, 2019. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount.

An event of default will occur under the Master Trust Funding Program if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in complying with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of December 31, 2019, we were in material compliance with all such covenants.

As of December 31, 2019, scheduled principal repayments on the Notes issued under the Master Trust Funding Program during 2020 were $3.9 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.

Cash Flows

The following discussion of changes in cash flows includes the results of the Company and the Predecessor collectively for the periods presented. The term Predecessor refers to Essential Properties Realty Trust LLC, the predecessor of our Operating Partnership, and EPRT Holdings LLC, its parent prior to a series of transactions that took place to facilitate the IPO.
Comparison of the years ended December 31, 2019 and 2018

As of December 31, 2019, we had $8.3 million of cash and cash equivalents and $13.0 million of restricted cash as compared to $4.2 million and $12.0 million, respectively, as of December 31, 2018.

Cash Flows for the year ended December 31, 2019

During the year ended December 31, 2019, net cash provided by operating activities was $88.6 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases, and the collectability of such rent and our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $86.1 million (net income of $48.0 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gain on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, of $38.1 million), an increase in accrued liabilities and other payables of $1.2 million and a decrease in prepaid expenses and other assets of $1.2 million.

Net cash used in investing activities during the year ended December 31, 2019 was $607.8 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $570.0 million to fund investments in real estate, including capital expenditures, $17.9 million to fund construction in progress, $94.6 million of investments in loans receivable and $2.1 million paid to tenants as lease incentives. These cash outflows were partially offset by $66.8 million of proceeds from sales of investments, net of disposition costs and $9.5 million of principal collections on our loans and direct financing lease receivables.

Net cash provided by financing activities of $524.4 million during the year ended December 31, 2019 related to cash inflows of $411.6 million from the issuance of common stock in the Follow-On Offering and through our ATM Program, $459.0 million of borrowings under the Revolving Credit Facility, $450.0 million of combined borrowings under the April 2019 Term Loan and November 2019 Term Loan and $1.7 million of principal collected on repurchased Master Trust Funding Notes. These cash inflows were partially offset by a net $277.4 million outflow related to principal payments and the repurchase and subsequent repayment of Master Trust Funding notes, payment of deferred financing costs of $6.1 million related to the Amended Credit Agreement, $447.0 million of repayments on the Revolving Credit Facility, the payment of $63.9 million in dividends and $1.8 million of offering costs related to the Follow-On Offering and the ATM Program.

Cash Flows for the year ended December 31, 2018

During the year ended December 31, 2018, net cash provided by operating activities was $45.9 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases, and the collectability of such rent and our operating expenses and other general and administrative costs. Cash inflows related to a net income adjusted for non-cash items of $48.3 million (net income of $20.6 million adjusted for non-cash items, including depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, provision for impairment of real estate, gains on dispositions of investments, net, straight-line rent receivable, equity-based compensation and allowance for doubtful accounts, of $27.7 million). These cash inflows were partially offset by a decrease of $1.6 million in accrued liabilities and other payables and an increase of $0.8 million in prepaid expenses and other assets.

Net cash used in investing activities during the year ended December 31, 2018 was $461.9 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $490.0 million to fund investments in real estate, including capital expenditures, $15.3 million to fund construction in progress, $14.9 million of investments in loans receivable, $1.7 million for capital expenditures subsequent to acquisition, $0.5 million paid to tenants as lease incentives and an increase of $1.7 million in deposits on prospective real estate investments. These cash outflows were partially offset by $60.4 million of proceeds from sales of investments, net of disposition costs, and $0.1 million of principal collections on our direct financing lease receivables.

Net cash provided by financing activities of $412.8 million during the year ended December 31, 2018 related to cash inflows of $464.2 million from the issuance of common stock in the IPO (inclusive of the shares issued pursuant to the partial exercise by the underwriters of their option to purchase additional shares), $109.0 million from a private placement of common stock that took place concurrently with the IPO, $16.0 million from a private placement of OP Units that took place concurrently with the IPO, $154.0 million from the issuance of notes payable to related parties, $34.0 million of borrowings under the Revolving Credit Facility and $50.0 million of capital contributions to the Predecessor. These cash inflows were partially offset by the payment of $5.5 million of IPO costs, $384.0 million of payments of principal on notes payable to related parties, $7.8 million of repayments of secured borrowing principal, payment of $3.1 million of deferred financing costs related to the Revolving Credit Facility and the payment of $14.1 million in dividends.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The following table provides information with respect to our commitments as of December 31, 2019:

	Payment due by period
(in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Secured Borrowings—Principal	$239,102	$3,885	$8,376	$226,842	$—
Secured Borrowings—Fixed Interest (1)	43,162	9,889	19,281	13,992	—
Unsecured Term Loans (2)	450,000	—	—	200,000	250,000
Revolving Credit Facility (3)	46,000	—	—	46,000	—
Tenant Construction Financing and Reimbursement Obligations (4)	30,830	30,830	—	—	—
Operating Lease Obligations (5)	18,560	1,409	2,651	1,795	12,705
Total	$827,654	$46,013	$30,308	$488,629	$262,705

(1)	Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.
(2)	Borrowings under the April 2019 Term Loan and November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus an applicable margin.
(3)

Balances on the Revolving Credit Facility bear interest at an annual rate of applicable LIBOR plus an applicable margin. We also pay a facility fee on the total unused commitment amount of 0.15% or 0.25%, depending on our current unused commitment.

(4)

Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually-specified rent that generally increases proportionally with our funding.

(5)	Includes $5.5 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures, as adjusted for our growth.

We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax for the year ended December 31, 2019, if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.

Critical Accounting Policies and Estimates

Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements.

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

In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, e.g., location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, we consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.

Real estate investments that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount and fair value less estimated selling costs. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive income for all applicable periods.

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

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations and comprehensive income, because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations and comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the our bank accounts. We consider all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We deposit cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit.

Restricted Cash

Restricted cash primarily consists of cash held with the trustee for our Master Trust Funding Program. This restricted cash is used to make principal and interest payments on our secured borrowings, to pay trust expenses and to acquire future real estate investments which will be pledged as collateral under the Master Trust Funding Program. See Note 6—Secured Borrowings to our financial statements for the year ended December 31, 2019, included elsewhere in this Annual Report on Form 10-K, for further discussion of our Master Trust Funding Program.

Adjustment to Rental Revenue for Tenant Credit/Allowance for Doubtful Accounts

We continually review receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Prior to January 1, 2019, if the collectability of a receivable was in doubt, the accounts receivable and straight-line rent receivable balances were reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable was recorded in the consolidated statements of operations. The provision for doubtful accounts was included in property expenses in our consolidated statements of operations. If the accounts receivable balance or straight-line rent receivable balance was subsequently deemed to be uncollectible, such receivable amounts were written-off to the allowance for doubtful accounts.

As of January 1, 2019, if the assessment of the collectability of substantially all payments due under a lease changes from probable to not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current period adjustment to rental revenue in the consolidated statements of operations.

Deferred Financing Costs

Financing costs related to establishing our Revolving Credit Facility were deferred, are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the facility and are reported as a component of prepaid expenses and other assets, net on the consolidated balance sheets.

Financing costs related to the issuance of our secured borrowings under the Master Trust Funding Program, the April 2019 Term Loan and November 2019 Term Loan were deferred, are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.

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

Fair Value Measurement

We estimate fair value of financial and non-financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Quoted prices in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3—Unobservable inputs that reflect our own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

Revenue Recognition

Our rental revenue is primarily related to rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease and the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, we record a straight-line rent receivable and recognize revenue on a straight-line basis through the expiration of the non-cancellable term of the lease. We take into account whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record.

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

On January 1, 2018, we adopted ASU 2017-05, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), using the modified retrospective transition method. As leasing is our primary activity, we determined that our sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20. We recognize the full gain on the disposition of our real estate investments as we (i) have no controlling financial interest in the real estate and (ii) have no continuing interest or obligation with respect to the disposed real estate. We re-assessed and determined that there were no open contracts or partial sales and that the adoption of ASU 2017-05 (i) did not result in a cumulative adjustment as of January 1, 2018 and (ii) did not have any impact on our consolidated financial statements.

Income Taxes

We have elected and qualified to be taxed as a REIT under sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal entity-level income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of our intended REIT election, we intend to meet the organizational and operational requirements and expect distributions to exceed net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes, and to federal income and excise tax on our undistributed income. Franchise taxes and federal excise taxes on our undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income. Additionally, taxable income from our non-REIT activities managed through our taxable REIT subsidiary is subject to federal, state and local taxes.

From the Predecessor’s commencement of operations through January 31, 2017, the Predecessor and its subsidiaries included in the consolidated financial statements were treated as disregarded entities for U.S. federal and state income tax purposes, and, accordingly, the Predecessor was not subject to entity-level tax. Therefore, until the Predecessor’s issuance of Class A and Class C units on January 31, 2017, the Predecessor’s net income flowed through to SCF Funding LLC, its initial sole member, for federal income tax purposes. Following the issuance of Class A and Class C units, the Predecessor’s net income flowed through to Class A and Class C unitholders for federal income tax purposes. With regard to state income taxes, the Predecessor was a taxable entity only in certain states that tax all entities, including partnerships.

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

Equity-Based Compensation

In 2019 and 2018, we granted shares of restricted common stock and restricted share units (“RSUs”) to our directors, executive officers and other employees that vest over multiple periods, subject to the recipient’s continued service. In 2019, we also granted performance-based RSUs to our executive officers, the final number of which is determined based on market and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. We account for the restricted common stock, RSUs and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods. We recognize compensation expense for equity-based compensation using the straight-line method based on the terms of the individual grant.

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

Following the completion of the Formation Transactions, we concluded that the Operating Partnership is a VIE of which we are the primary beneficiary, as we have the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of our assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on our consolidated balance sheet as of December 31, 2019.

As of December 31, 2019, we concluded that seven entities to which we had provided mortgage loans were VIEs because the entities’ equity was not sufficient to finance their activities without additional subordinated financial support. However, we were not the primary beneficiary of the entities, because we did not have the power to direct the activities that most significantly impact the entities’ economic performance. As of December 31, 2019, the carrying amount of our loans receivable with these entities was $60.5 million and our maximum exposure to loss in these entities is limited to the carrying amount of our investment. We had no liabilities associated with these VIEs as of December 31, 2019.

Net Income per Share

Net income per share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of our unvested restricted common stock and units, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted share units with a market-based or service-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at our election, exchanged for shares of our common stock on a one-for-one basis.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to amend the accounting for leases. This standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, lease modifications and lease executory costs for all entities. Certain changes to the guidance pertaining to sale-leaseback transactions may impact us. For example, the inclusion of a purchase option in the lease associated with a sale-leaseback transaction will now result in the lessor accounting for such transaction as a financing arrangement.

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

The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, we are also a lessee under several ground lease arrangements and under our corporate office and office equipment leases. We completed our inventory and evaluation of these leases, calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments and recognized an initial $4.8 million right-of-use asset and lease liability upon adoption on January 1, 2019. For a portion of our ground lease arrangements, the sublessees, or our tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, is presented on a gross basis in the consolidated statements of operations. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. We adopted ASU 2017-12 while accounting for the interest rate swaps that we entered into in 2019. As we did not have other derivatives outstanding at the time of adoption, no prior period adjustments were required. Pursuant to the provisions of ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness. Instead, we recognize the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) establishing ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The adoption will not materially impact our consolidated financial statements with an adjustment to beginning retained earnings of less than 0.50% of our total loan portfolio. Additionally, the adoption had no material impact on our internal control framework.

Results of Operations

The following discussion includes the changes in the results of the Company’s and the Predecessor’s operations collectively for the years ended December 31, 2019 and 2018. A discussion of the changes in our results of operations for the years ended December 31, 2018 and 2017 has been omitted from this Annual Report but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2018 and 2017” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of the years ended December 31, 2019 and 2018

	Year ended December 31,
(dollar amounts in thousands)	2019	2018	Change	%
Revenues:
Rental revenue	$135,670	$94,944	$40,726	42.9%
Interest income on loans and direct financing lease receivables	3,024	656	2,368	361.0%
Other revenue, net	663	623	40	6.4%
Total revenues	139,357	96,223	43,134	44.8%

Expenses:
Interest	27,037	30,192	(3,155)	-10.4%
General and administrative	21,745	13,762	7,983	58.0%
Property expenses	3,070	1,980	1,090	55.1%
Depreciation and amortization	42,745	31,352	11,393	36.3%
Provision for impairment of real estate	2,918	4,503	(1,585)	-35.2%
Total expenses	97,515	81,789	15,726	19.2%
Other operating income:
Gain on dispositions of real estate, net	10,932	5,445	5,487	100.8%
Income from operations	52,774	19,879	32,895	165.5%
Other (loss)/income:
Loss on repurchase of secured borrowings	(5,240)	—	(5,240)	—
Interest	794	930	(136)	-14.6%
Income before income tax expense	48,328	20,809	27,519	132.2%
Income tax expense	303	195	108	55.4%
Net income	48,025	20,614	27,411	133.0%
Net income attributable to non-controlling interests	(6,181)	(5,001)	(1,180)	23.6%
Net income attributable to stockholders and members	$41,844	$15,613	$26,231	168.0%

Revenues:

Rental revenue. Rental revenue increased by $40.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 677 properties, representing $1.4 billion in net investments in real estate, as of December 31, 2018 to 1,000 properties, representing $1.9 billion in net investments in real estate, as of December 31, 2019. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2019 on acquisitions that were made during 2018. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can be a source of revenue growth.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $2.4 million during the year ended December 31, 2019,  as compared to the year ended December 31, 2018, primarily due to our investments in loans receivable beginning in 2018 and additional investments in loans receivable during 2019, which led to a higher average daily balance of loans receivable outstanding during year ended December 31, 2019.

Other revenue. Other revenue for the year ended December 31, 2019, increased by approximately $40,000, as compared to year ended December 31, 2018, primarily due to the receipt of lease termination fees from former tenants during the year ended December 31, 2019. No lease termination income was recorded during the year ended December 31, 2018.

Expenses:

Interest expense. Interest expense decreased by $3.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. In May 2019, the Company borrowed the entire amount available under its April 2019 Term Loan and used the proceeds to repurchase Master Trust Funding notes with a face value of $200 million.

The repurchase and retirement of Master Trust Funding notes resulted in a decrease of $6.2 million in cash interest expense and a $0.8 million decrease of amortization of deferred financing costs for the year ended December 31, 2019. In May 2019, we repurchased $200 million of Series 2016-1 Notes and in November 2019, we canceled the repurchased Series 2016-1 Notes and repaid the remaining Series 2016-1 Notes that were outstanding. Repayment of notes payable to related parties in 2018 resulted in a decrease in cash interest expense of $4.6 million for year ended December 31, 2019, as compared to the year ended December 31, 2018. These decreases were partially offset by additional borrowings under the 2018 Credit Facility (as defined below) and the Revolving Credit Facility which resulted in additional interest expense of $2.6 million and unused facility fees of $0.3 million for the year ended December 31, 2019. Borrowing of funds under the April 2019 Term Loan and November 2019 Term Loan resulted in additional cash interest expense of $4.9 million during for the year ended December 31, 2019. In addition, amortization of deferred financing costs incurred for obtaining the 2018 Credit Facility, the Amended Credit Agreement and the November 2019 Term Loan resulted in additional expenses of $0.8 million, for the year ended December 31, 2019 as compared for year ended December 31, 2018.

General and administrative expenses. General and administrative expenses increased $8.0 million for the year ended December 31, 2019. as compared to the year ended December 31, 2018. This increase in general and administrative expenses was primarily due to the increased costs of operating as a public company in 2019 and operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees and directors’ fees.

Property expenses. Property expenses increased by $1.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in property expenses was primarily due to reimbursable costs, insurance expenses and operational costs during the year ended December 31, 2019.

Depreciation and amortization expense. Depreciation and amortization expense increased by $11.4 million for the year ended December 31, 2019 as compared to the  year ended December 31, 2018. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio.

Provision for impairment of real estate. Impairment charges on real estate investments were $2.9 million and $4.5 million, for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, we recorded a provision for impairment of real estate at 8 and 20 of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Other operating income:

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $5.5 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. We disposed of 37 real estate properties during the year ended December 31, 2019, compared to 45 real estate properties during the year ended December 31, 2018.

Other income and expenses:

Loss on repurchase of secured borrowings. Loss on repurchase of secured borrowings of $5.2 million during the year ended December 31, 2019, relates to the repurchase by the Company of its Class A Series 2016-1 Notes with a face value of $200.0 million for $201.4 million. The repurchase was accounted for as a debt extinguishment and, accordingly, the Company recorded a loss on repurchase of $4.4 million, which includes the premium paid on the repurchase, and other associated legal expenses. Furthermore, the repurchased notes were subsequently canceled and the Series 2016-1 Notes that remained outstanding were fully repaid in November 2019. The Company wrote off $0.8 million related to the remaining unamortized deferred financing costs and included it in the loss related to the repurchase.

Interest income. Interest income decreased by $0.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts for, the year ended December 31, 2018 because of funds we had on hand following our IPO in June 2018.

Income tax expense. Income tax expense increased by $0.1 million for the year ended December 31, 2019 , as compared to the year ended December 31, 2018. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.

Comparison of the years ended December 31, 2018 and 2017

See our Annual Report on Form 10-K for the year ended December 31, 2018, “Item 7. Management Discussion and Analysis: Results of Operations” for the comparison discussion between the years ended December 31, 2018 and 2017.

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

We compute Core FFO by adjusting FFO, as defined by NAREIT, to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and/or not related to our core real estate operations. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis. Core FFO is used by management in evaluating the performance of our core business operations. Items included in calculating FFO that may be excluded in calculating Core FFO include certain transaction related gains, losses, income or expense or other non-core amounts as they occur.

To derive AFFO, we modify our computation of Core FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our operating performance, including straight-line rental revenue, non-cash interest expense, non-cash compensation expense, other amortization and non-cash charges, capitalized interest expense and transaction costs. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider when assessing our operating performance without the distortions created by non-cash items and certain other revenues and expenses.

FFO, Core FFO and AFFO do not include all items of revenue and expense included in net income, they do not represent cash generated from operating activities and they are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures. Additionally, our computation of FFO, Core FFO and AFFO may differ from the methodology for calculating these metrics used by other equity REITs and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2019	2018	2017
Net income	$48,025	$20,614	$6,296
Depreciation and amortization of real estate	42,649	31,335	19,513
Provision for impairment of real estate	2,918	4,503	2,377
Gain on dispositions of real estate, net	(10,932)	(5,445)	(6,748)
FFO attributable to stockholders and members and non-controlling interests	82,660	51,007	21,438
Other non-recurring expenses (1)	7,988	—	—
Core FFO attributable to stockholders and members and non-controlling interests	90,648	51,007	21,438
Adjustments:
Straight-line rental revenue, net	(12,215)	(8,214)	(4,254)
Non-cash interest	2,738	2,798	1,884
Non-cash compensation expense	4,546	2,440	841
Other amortization and non-cash charges	824	579	670
Capitalized interest expense	(290)	(225)	(242)
Transaction costs	—	57	—
AFFO attributable to stockholders and members and non-controlling interests	$86,251	$48,442	$20,337

(1)

Includes non-recurring expenses of $2.4 million for costs and charges incurred in connection with the Eldridge secondary offering, our $5.2 million loss on repurchase and retirement of secured borrowings and $0.3 million for a provision for settlement of litigation during the year ended December 31, 2019.

We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and real estate impairment losses. We present EBITDA and EBITDAre as they are measures commonly used in our industry. We believe that these measures are useful to investors and analysts because they provide supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. We use EBITDA and EBITDAre as measures of our operating performance and not as measures of liquidity.

EBITDA and EBITDAre do not include all items of revenue and expense included in net income, they do not represent cash generated from operating activities and they are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures. Additionally, our computation of EBITDA and EBITDAre may differ from the methodology for calculating these metrics used by other equity REITs and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2019	2018	2017
Net income	$48,025	$20,614	$6,296
Depreciation and amortization	42,745	31,352	19,516
Interest expense	27,037	30,192	22,574
Interest income	(794)	(930)	(49)
Income tax expense	303	195	161
EBITDA attributable to stockholders and members and non-controlling interests	117,316	81,423	48,498
Provision for impairment of real estate	2,918	4,503	2,377
Gain on dispositions of real estate, net	(10,932)	(5,445)	(6,748)
EBITDAre attributable to stockholders and members and non-controlling interests	$109,302	$80,481	$44,127

We further adjust EBITDAre for the most recently completed quarter i) based on an estimate calculated as if all investment and disposition activity that took place during the quarter had been made on the first day of the quarter, ii) to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and iii) to eliminate the impact of lease termination fees and contingent rental revenue from certain of our tenants, which is subject to sales thresholds specified in the applicable leases (“Adjusted EBITDAre”). We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”), which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter. You should not unduly rely on this measure, as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre.

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended December 31, 2019:

(in thousands)	Three months ended December 31, 2019
Net income	$14,626
Depreciation and amortization	12,378
Interest expense	6,963
Interest income	(71)
Income tax expense	94
EBITDA attributable to stockholders and members and non-controlling interests	33,990
Provision for impairment of real estate	997
Gain on dispositions of real estate, net	(2,695)
EBITDAre attributable to stockholders and members and non-controlling interests	32,292
Adjustment for current quarter acquisition and disposition activity (1)	2,121
Adjustment to exclude other non-recurring expenses	1,428
Adjustment to exclude lease termination fees and certain percentage rent (2)	(19)
Adjusted EBITDAre attributable to stockholders and members and non-controlling interests	$35,822

Annualized Adjusted EBITDAre attributable to stockholders and members and non-controlling interests	$143,288

(1)	Adjustment assumes all investments and dispositions of real estate investments made during the three months ended December 31, 2019 had occurred on October 1, 2019.
(2)	Adjustment excludes contingent rent (based on a percentage of the tenant’s gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease.

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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2019	2018
Secured borrowings, net of deferred financing costs	$235,336	$506,116
Unsecured term loan, net of deferred financing costs	445,586	—
Revolving credit facility	46,000	34,000
Total debt	726,922	540,116
Deferred financing costs, net	8,181	9,004
Gross debt	735,103	549,120
Cash and cash equivalents	(8,304)	(4,236)
Restricted cash deposits held for the benefit of lenders	(13,015)	(12,003)
Net debt	$713,784	$532,881

We compute NOI as total revenues less property expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net income or loss in accordance with GAAP. Cash NOI further excludes non-cash items included in total revenues and property expenses, such as straight-line rental revenue and other amortization and non-cash charges. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those revenue and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2019	2018	2017
Net income	$48,025	$20,614	$6,296
Interest expense	27,037	30,192	22,574
General and administrative expense	21,745	13,762	8,775
Depreciation and amortization	42,745	31,352	19,516
Loss on repurchase of secured borrowings	5,240	—	—
Provision for impairment of real estate	2,918	4,503	2,377
Interest income	(794)	(930)	(49)
Income tax expense (benefit)	303	195	161
Gain on dispositions of real estate, net	(10,932)	(5,445)	(6,748)
NOI attributable to stockholders and members and non-controlling interests	136,287	94,243	52,902
Straight-line rental revenue, net	(12,215)	(8,214)	(4,254)
Other amortization and non-cash charges	815	500	670
Cash NOI attributable to stockholders and members and non-controlling interests	$124,887	$86,529	$49,318

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we borrow on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding investments, the April 2019 Term Loan and the November 2019 Term Loan. We have fixed the floating rates on borrowings under our term loan facilities by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective term loan. As of December 31, 2019, we had $239.1 million of principal outstanding under our Master Trust Funding Program, which bears interest at a weighted average fixed rate of 4.17% per annum as of such date and had $450.0 million  of combined principal outstanding on the April 2019 Term Loan and the November 2019 Term Loan. The variable interest rates in effect on our borrowings under the April 2019 Term Loan and November 2019 Term Loan as of December 31, 2019 were 3.00% and 3.22%,respectively.

We have fixed the interest rates on the term loan facilities’ variable-rates through the use of interest rate swap agreements. At December 31, 2019, our aggregate liability in the event of the early termination of our swaps was $3.1 million. At December 31, 2019, a 100-basis point increase of the interest rate on this facility would increase our related interest costs by approximately $31,000 per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by approximately $31,000 per year.

Additionally, as of December 31, 2019, we had $46.0 million in borrowings outstanding under the Revolving Credit Facility, which bear interest at an annual rate equal to LIBOR plus a leverage-based credit spread of 1.30% as of such date. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100-basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $0.4 million as of December 31, 2019.

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

In addition to amounts that we borrow under the Revolving Credit Facility, we may incur variable-rate debt in the future that we do not choose to hedge. Additionally, decreases in interest rates may lead to increased competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

Fair Value of Fixed-Rate Indebtedness

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. During year ended December 31, 2019, we repurchased and retired an aggregate of $270.4 million of fixed-rate indebtedness issued under the Master Trust Funding Program. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2019:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$239,102	$247,057

(1)	Excludes net deferred financing costs of $3.8 million.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Essential Properties Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Essential Properties Realty Trust, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’/members’ equity and cash flows, for each of the three years in the period ended December 31, 2019 of Essential Properties Realty Trust, Inc. and Essential Properties Realty Trust, Inc. Predecessor (the “Company”), and the related notes and financial statement schedules listed in the Index at Item 15(a)  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2019, the Company’s real estate investments totaled approximately $1.9 billion.  As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable. For the year ended December 31, 2019, the Company recognized a $2.9 million provision for impairment of real estate.

Auditing the Company’s accounting for impairment of real estate investments was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition and the estimated fair value of the property.  In particular, management’s assumptions and estimates included projected rental rates during the holding period, property capitalization rates, and if applicable, discount rates, which were sensitive to expectations about future operations, market or economic conditions, demand and competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s real estate investment impairment process. This included testing of controls over management's review of the significant assumptions and data inputs utilized in the estimation of expected future cash flows and the determination of fair value.

To test the Company's accounting for impairment of real estate investments, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses. In certain cases, we involved our valuation specialists to assist in performing these procedures.  We compared the significant assumptions used by management to historical data and observable market-specific data.  We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in estimated future cash flows that would result from changes in the assumptions.  In addition, we assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions utilized by management.

Purchase Price Allocation for Acquired Real Estate Investments

Description of the Matter

During 2019, the Company acquired 281 properties for an aggregate purchase price of $598.1 million.  As described in Notes 2 and 3 to the consolidated financial statements, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities based on their relative fair values.

Auditing the Company’s accounting for these acquisitions was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in determining the fair values of the acquired tangible and identifiable intangible assets and liabilities.  In particular, management’s significant assumptions and estimates included land prices per square foot, building and site improvements per square foot, terminal capitalization rates, market-based rents and discount rates, which were sensitive to individual market and economic conditions at the date of acquisition.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s process to determine the fair value of the assets and liabilities acquired for purposes of allocating the purchase price. This included testing of controls over management's review of the significant assumptions and data inputs utilized in the underlying fair value determinations.

To test the Company's allocation of purchase price for real estate investments, we involved our real estate valuation specialists and performed audit procedures that included, among others, evaluating the valuation methodologies employed and the significant assumptions utilized to determine the fair value of the acquired tangible and identified intangible assets and liabilities.  We compared significant assumptions to third party evidence or other support. In addition, with the support of our valuation specialist, we independently calculated the fair values of certain acquired tangible and identified intangible assets and liabilities and compared the independently calculated values to the fair values developed by the Company.  We also tested the completeness and accuracy of the underlying data utilized in the purchase price allocations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Essential Properties Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Essential Properties Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Essential Properties Realty Trust, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2019 of the Company and Essential Properties Realty Trust, Inc. Predecessor, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

March 2, 2020

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$588,279	$420,848
Building and improvements	1,224,682	885,656
Lease incentives	4,908	2,794
Construction in progress	12,128	1,325
Intangible lease assets	78,922	66,421
Total real estate investments, at cost	1,908,919	1,377,044
Less: accumulated depreciation and amortization	(90,071)	(51,855)
Total real estate investments, net	1,818,848	1,325,189
Loans and direct financing lease receivables, net	92,184	17,505
Real estate investments held for sale, net	1,211	—
Net investments	1,912,243	1,342,694
Cash and cash equivalents	8,304	4,236
Restricted cash	13,015	12,003
Straight-line rent receivable, net	25,926	14,255
Prepaid expenses and other assets, net	15,959	7,712
Total assets (1)	$1,975,447	$1,380,900

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$235,336	$506,116
Unsecured term loans, net of deferred financing costs	445,586	—
Revolving credit facility	46,000	34,000
Intangible lease liabilities, net	9,564	11,616
Dividend payable	19,395	13,189
Accrued liabilities and other payables	17,453	4,938
Total liabilities (1)	773,334	569,859
Commitments and contingencies (see Note 12)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 83,761,151 and 43,749,092 issued and outstanding as of December 31, 2019 and 2018, respectively	838	431
Additional paid-in capital	1,223,043	569,407
Distributions in excess of cumulative earnings	(27,482)	(7,659)
Accumulated other comprehensive loss	(1,949)	—
Total stockholders' equity	1,194,450	562,179
Non-controlling interests	7,663	248,862
Total equity	1,202,113	811,041
Total liabilities and equity	$1,975,447	$1,380,900

(1)

The consolidated balance sheets of Essential Properties Realty Trust, Inc. include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 6. As of December 31, 2019 and 2018, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $19.3 million and $9.2 million, respectively, of dividends payable.

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Revenues:
Rental revenue	$135,670	$94,944	$53,373
Interest on loans and direct financing lease receivables	3,024	656	293
Other revenue	663	623	783
Total revenues	139,357	96,223	54,449

Expenses:
Interest (including $4,603 and $3,478 to related parties during the years ended December 31, 2018 and 2017, respectively)	27,037	30,192	22,574
General and administrative	21,745	13,762	8,775
Property expenses	3,070	1,980	1,547
Depreciation and amortization	42,745	31,352	19,516
Provision for impairment of real estate	2,918	4,503	2,377
Total expenses	97,515	81,789	54,789
Other operating income:
Gain on dispositions of real estate, net	10,932	5,445	6,748
Income from operations	52,774	19,879	6,408
Other (loss)/income:
Loss on repurchase and retirement of secured borrowings	(5,240)	—	—
Interest	794	930	49
Income before income tax expense	48,328	20,809	6,457
Income tax expense	303	195	161
Net income	48,025	20,614	6,296
Net income attributable to non-controlling interests	(6,181)	(5,001)	—
Net income attributable to stockholders and members	$41,844	$15,613	$6,296

	Year ended December 31, 2019	Period from June 25, 2018 to December 31, 2018
Basic weighted average shares outstanding	64,104,058	42,634,678
Basic net income per share	$0.65	$0.26
Diluted weighted average shares outstanding	75,309,896	61,765,957
Diluted net income per share	$0.63	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income

(In thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$48,025	$20,614	$6,296
Other comprehensive loss:
Unrealized loss on cash flow hedges	(2,799)	—	—
Cash flow hedge gains reclassified to interest expense	(106)	—	—
Total other comprehensive loss	(2,905)	—	—
Comprehensive income	45,120	20,614	6,296
Net income attributable to non-controlling interests	(6,181)	(5,001)	—
Adjustment for cash flow hedge losses attributable to non-controlling interests	956	—	—
Comprehensive income attributable to stockholders and members	$39,895	$15,613	$6,296

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’/Members’ Equity

(in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	SCF Funding LLC	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' / Members' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2016	—	$—	$—	$—	$—	$174,650	$—	$—	$—	$—	$174,650	$—	$174,650
Contributions	—	—	—	—	—	17,308	83,700	—	—	—	101,008	—	101,008
Distributions	—	—	—	—	—	(101,222)	—	—	—	—	(101,222)	—	(101,222)
Conversion of equity resulting from issuance of units	—	—	—	—	—	(90,823)	—	—	90,823	—	—	—	—
Unit compensation expense	—	—	—	—	—	—	—	574	—	96	670	—	670
Net income	—	—	—	—	—	87	2,968	—	3,241	—	6,296	—	6,296
Balance at December 31, 2017	—	—	—	—	—	—	86,668	574	94,064	96	181,402	—	181,402
Contributions	—	—	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit compensation expense	—	—	—	—	—	—	—	373	—	70	443	—	443
Net income	—	—	—	—	—	—	2,414	—	1,871	—	4,285	—	4,285
Balance at June 24, 2018	—	—	—	—	—	—	139,082	947	95,935	166	236,130	—	236,130
Contribution of Predecessor equity in exchange for OP Units	—	—	—	—	—	—	(139,082)	(947)	(95,935)	(166)	(236,130)	236,130	—
Initial public offering	35,272,191	353	493,458	—	—	—	—	—	—	—	493,811	—	493,811
Concurrent private placement of common stock	7,785,611	78	108,921	—	—	—	—	—	—	—	108,999	—	108,999
Concurrent private placement of OP Units	—	—	—	—	—	—	—	—	—	—	—	16,001	16,001
Costs related to initial public offering	—	—	(35,107)	—	—	—	—	—	—	—	(35,107)	—	(35,107)
Share-based compensation expense	691,290	—	1,692	—	—	—	—	—	—	—	1,692	—	1,692
Unit-based compensation expense	—	—	443	—	—	—	—	—	—	—	443	—	443
Dividends declared on common stock and OP Units	—	—	—	(18,987)	—	—	—	—	—	—	(18,987)	(8,270)	(27,257)
Net income	—	—	—	11,328	—	—	—	—	—	—	11,328	5,001	16,329
Balance at December 31, 2018	43,749,092	431	569,407	(7,659)	—	—	—	—	—	—	562,179	248,862	811,041
Common stock issuance	21,462,986	215	423,472	—	—	—	—	—	—	—	423,687	—	423,687
Costs related to issuance of common stock	—	—	(13,901)	—	—	—	—	—	—	—	(13,901)	—	(13,901)
Conversion of equity in Secondary Offering	18,502,705	185	237,795	—	—	—	—	—	—	—	237,980	(237,980)	—
Unrealized losses on cash flow hedges	—	—	—	—	(1,868)	—	—	—	—	—	(1,868)	(931)	(2,799)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(81)	—	—	—	—	—	(81)	(25)	(106)
Share-based compensation expense	46,368	7	4,108	—	—	—	—	—	—	—	4,115	—	4,115
Unit-based compensation expense	—	—	2,162	—	—	—	—	—	—	—	2,162	—	2,162
Dividends declared on common stock and OP Units	—	—	—	(61,667)	—	—	—	—	—	—	(61,667)	(8,444)	(70,111)
Net income	—	—	—	41,844	—	—	—	—	—	—	41,844	6,181	48,025
Balance at December 31, 2019	83,761,151	$838	$1,223,043	$(27,482)	$(1,949)	$—	$—	$—	$—	$—	$1,194,450	$7,663	$1,202,113

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$48,025	$20,614	$6,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,745	31,352	19,516
Amortization of lease incentive	282	159	139
Amortization of above/below market leases and right of use assets, net	534	336	531
Amortization of deferred financing costs and other assets	2,815	2,798	1,884
Loss on repurchase and retirement of secured borrowings	5,240	—	—
Provision for impairment of real estate	2,918	4,503	2,377
Gain on dispositions of investments, net	(10,932)	(5,445)	(6,749)
Straight-line rent receivable	(12,322)	(8,812)	(4,329)
Equity-based compensation expense	6,238	2,440	841
Adjustment to rental revenue for tenant credit/allowance for doubtful accounts	593	385	148
Changes in other assets and liabilities:
Prepaid expenses and other assets	1,242	(767)	(2,301)
Accrued liabilities and other payables	1,190	(1,646)	4,121
Net cash provided by operating activities	88,568	45,917	22,474
Cash flows from investing activities:
Proceeds from sales of investments, net	66,765	60,446	53,626
Principal collections on loans and direct financing lease receivables	9,519	74	79
Investments in loans receivable	(94,637)	(14,854)	—
Deposits for prospective real estate investments	530	(1,712)	(251)
Investment in real estate, including capital expenditures	(570,025)	(490,040)	(509,825)
Investment in construction in progress	(17,858)	(15,258)	(7,737)
Lease incentives paid	(2,133)	(519)	(275)
Net cash used in investing activities	(607,839)	(461,863)	(464,383)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	—	154,000	543,000
Payments of principal on notes payable to related parties	—	(384,000)	(313,000)
Proceeds from secured borrowings	—	—	248,100
Repurchase and repayment of secured borrowings	(279,123)	(7,816)	(5,597)
Principal received on repurchased secured borrowings	1,707	—	—
Borrowings under term loan facilities	450,000	—	—
Borrowings under revolving credit facility	459,000	34,000	—
Repayments under revolving credit facility	(447,000)	—	—
Deferred financing costs	(6,128)	(3,065)	(5,564)
Capital contributions by members in Predecessor	—	50,000	83,700
Distributions paid to members by Predecessor	—	—	(101,222)
Proceeds from issuance of common stock, net	411,635	464,182	—
Offering costs	(1,837)	(5,478)	—
Proceeds from concurrent private placement of OP Units	—	16,001	—
Proceeds from concurrent private placement of common stock	—	108,999	—
Dividends paid	(63,903)	(14,068)	—
Net cash provided by financing activities	524,351	412,755	449,417
Net increase (decrease) in cash and cash equivalents and restricted cash	5,080	(3,191)	7,508
Cash and cash equivalents and restricted cash, beginning of period	16,239	19,430	11,922
Cash and cash equivalents and restricted cash, end of period	$21,319	$16,239	$19,430
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$8,304	$4,236	$7,250
Restricted cash	13,015	12,003	12,180
Cash and cash equivalents and restricted cash, end of period	$21,319	$16,239	$19,430

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$29,485	$27,901	$20,439
Cash paid for income taxes	60	55	6
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$7,055	$18,009	$4,618
Net settlement of proceeds on the purchase and sale of investments	4,960	—	—
Non-cash investments in real estate and loan receivable activity	10,439	—	—
Lease liabilities arising from the recognition of right of use assets	8,355	—	—
Unrealized losses on cash flow hedges	2,905	—	—
Non-cash equity contributions	—	—	17,308
Real estate investments acquired through direct equity investment	—	—	(17,308)
Contribution of Predecessor equity in exchange for OP Units	—	236,130	—
Conversion of equity in Secondary Offering	237,795	—	—
Payable and accrued offering costs	66	—	—
Discounts and fees on capital raised through issuance of common stock	12,048	29,629	—
Payable and accrued deferred financing costs	126	—	—
Dividends declared	19,395	13,189	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2019

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

EPRT Inc. was organized on January 12, 2018 as a Maryland corporation. It has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2018, and it believes that its current organizational and operational status and intended distributions will allow it to continue to so qualify.

On June 25, 2018, EPRT Inc. completed the initial public offering (“IPO”) of its common stock. The common stock of EPRT Inc. is listed on the New York Stock Exchange under the ticker symbol “EPRT”. See Note 8 – Equity for additional information.

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

Reclassification

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation of gain on dispositions of real estate, net on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017. The Company has presented gain on dispositions of real estate, net as a component of income from operations in order to present gains and losses on dispositions of properties in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 360-10-45-5. This change in presentation was made for the prior periods as the SEC has eliminated Rule 3-15(a) of Regulation S-X, which previously had required the Company to present gains and losses on sale of properties outside of continuing operations in the Company’s consolidated statements of operations.

Additionally, certain amounts previously reported in the consolidated statements of operations have been reclassified to conform to the current period’s presentation of rental revenue (due to the adoption of the new lease accounting standard, as discussed further below), interest income and income tax expense.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2019 and 2018, the Company held a 98.3% and 69.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Equity for changes in the ownership interest in the Operating Partnership.

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

In making estimates of fair values for purposes of allocating purchase price, the Company uses a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate (e.g., location, size, demographics, value and comparative rental rates), tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.

Real estate investments that are intended to be sold are designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount and fair value less estimated selling costs. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company’s operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations and comprehensive income for all applicable periods.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $36.4 million, $24.8 million and $14.0 million, respectively, of depreciation on its real estate investments.

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

The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2019 and 2018, the Company had no allowance for loan losses recorded in its consolidated financial statements.

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

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 840, Leases (“ASC 840”) (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of December 31, 2019 and 2018, the Company determined that none of its direct financing lease receivables were impaired.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations, because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the Company recorded a provision for impairment of real estate of $2.9 million, $4.5 million and $2.4 million, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of December 31, 2019 and 2018, the Company had deposits of $8.3 million and $4.2 million, respectively, of which and $8.1 million and $4.0 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

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

As of December 31, 2018, the Company recorded an allowance for doubtful accounts of $0.2 million related to base rent receivable and recorded no allowance for doubtful accounts related to straight-line rent receivable. During the year ended December 31, 2019, the Company recognized an adjustment to rental revenue for tenant credit of $0.6 million.

Deferred Financing Costs

Financing costs related to establishing the Company’s 2018 Credit Facility and Revolving Credit Facility (as defined below) were deferred, are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the facility and are reported as a component of prepaid expenses and other assets, net on the consolidated balance sheets.

Financing costs related to the issuance of the Company’s secured borrowings under the Master Trust Funding Program, the April 2019 Term Loan and the November 2019 Term Loan were deferred, are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.

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

Revenue Recognition

The Company’s rental revenue is primarily rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease and the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, the Company records a straight-line rent receivable and recognizes revenue on a straight-line basis through the expiration of the non-cancelable term of the lease. The Company takes into account whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record.

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

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached.  During the years ended December 31, 2019, 2018 and 2017, the Company recorded contingent rent of $0.9 million, $1.1 million, and $1.1 million, respectively.

Organizational Costs

Costs related to the initial organization of the Company and its subsidiaries are expensed as they are incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations.

Offering Costs

In connection with the IPO, the Follow-On Offering, and its ATM Program, the Company incurred legal, accounting and other offering-related costs. Such costs have been deducted from the gross proceeds of each of the IPO, the Follow-On Offering and the ATM Program. As of December 31, 2019 and 2018, the Company had capitalized $49.0 million and $35.1 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of December 31, 2019 and December 31, 2018.

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

On January 1, 2018, the Company adopted FASB ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), using the modified retrospective transition method. As leasing is the Company’s primary activity, the Company determined that its sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20. The Company recognizes the full gain on the disposition of its real estate investments as the Company (i) has no controlling financial interest in the real estate and (ii) has no continuing interest or obligation with respect to the disposed real estate. The Company re-assessed and determined that there were no open contracts or partial sales and, that the adoption of ASU 2017-05 (i) did not result in a cumulative adjustment as of January 1, 2018 and (ii) did not have any impact on the Company’s consolidated financial statements.

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

As of December 31, 2019 and 2018, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2019 and 2018, the Company did not record any interest or penalties, and there are no interest or penalties accrued at December 31, 2019 and 2018. The 2019, 2018, 2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

Equity-Based Compensation

In 2019 and 2018, EPRT Inc. granted shares of restricted common stock and restricted share units (“RSUs”) to its directors, executive officers and other employees that vest over multiple periods, subject to the recipient’s continued service. In 2019, EPRT Inc. granted performance-based RSUs to its executive officers, the final number of which is determined based on market and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. In 2017, the Predecessor granted unit-based compensation awards to certain of its employees and managers, as well as non-employees, consisting of units that vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock, RSUs and unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods.

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

Following the completion of the Formation Transactions, the Company concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheet as of December 31, 2019 and December 31, 2018.

As of December 31, 2018, the Company concluded that an entity which it had provided a $5.7 million mortgage loan receivable was a VIE because the terms of the loan agreement limited the entity’s ability to absorb expected losses or the entity’s right to receive expected residual returns. However, the Company was not the primary beneficiary of the entity, because the Company did not have the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2018, the carrying amount of the Company’s loan receivable with this entity was $5.7 million, and the Company’s maximum exposure to loss in this entity is limited to the carrying amount of its investment. The Company had no liabilities associated with this investment as of December 31, 2018. In March 2019, the borrowing entity under this mortgage loan settled the principal amount in full and the Company had no loan receivable from this entity as of December 31, 2019.

As of December 31, 2019, the Company concluded that seven entities to which it had provided mortgage loans were VIEs, because the entities’ equity was not sufficient to finance their activities without additional subordinated financial support. However, the Company was not the primary beneficiary of the entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance. As of December 31, 2019, the carrying amount of the Company’s loans receivable with these entities was $60.5 million and the Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of December 31, 2019.

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

Net Income per Share

Net income per share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non‑forfeitable dividends, as participating securities requiring the two‑class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted share units with a market-based or service-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities, as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

(dollar amounts in thousands)	Year Ended December 31, 2019	Period from June 25, 2018 to December 31, 2018
Numerator for basic and diluted earnings per share:
Net income	$48,025	$16,329
Less: net income attributable to non-controlling interests	(6,181)	(5,001)
Less: net income allocated to unvested restricted common stock and RSUs	(493)	(300)
Net income available for common stockholders: basic	41,351	11,028
Net income attributable to non-controlling interests	6,181	5,001
Net income available for common stockholders: diluted	$47,532	$16,029

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	64,714,087	43,325,968
Less: weighted average number of shares of unvested restricted common stock	(610,029)	(691,290)
Weighted average shares outstanding used in basic net income per share	64,104,058	42,634,678
Effects of dilutive securities: (1)
OP Units	10,793,700	19,056,552
Unvested restricted common stock and RSUs	412,138	74,727
Weighted average shares outstanding used in diluted net income per share	75,309,896	61,765,957

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to amend the accounting for leases. This standard requires lessees to classify leases as either finance or operating leases based on certain criteria and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to the previous guidance for sales-type leases, direct financing leases and operating leases. The standard also eliminates current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, lease modifications and lease executory costs for all entities. Certain changes to the guidance pertaining to sale-leaseback transactions may impact the Company. For example, the inclusion of a purchase option in the lease associated with a sale-leaseback transaction will now result in the lessor accounting for such transaction as a financing arrangement.

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

The accounting applied by a lessor is largely unchanged under ASU 2016-02; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in obtaining a lease. Under the previous standards, certain of these costs were capitalizable. Although primarily a lessor, the Company is also a lessee under several ground lease arrangements and under its corporate office and office equipment leases. The Company completed its inventory and evaluation of these leases, calculated a right-of-use asset and a lease liability for the present value of the minimum lease payments and recognized an initial $4.8 million right-of-use asset and lease liability upon adoption on January 1, 2019. For a portion of the Company’s ground lease arrangements, the sublessees, or the Company’s tenants, are responsible for making payment directly to the ground lessors. Prior to the new standard such amounts were presented on a net basis; however, upon adoption of ASU 2016-02 the expense related to the ground lease obligations, along with the related sublease revenues, is presented on a gross basis in the consolidated statements of operations. ASU 2016-02 also requires additional disclosures within the notes accompanying the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) establishing ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The adoption will not materially impact the Company’s consolidated financial statements with an adjustment to beginning retained earnings of less than 0.50% of our total loan portfolio.

3. Investments

As of December 31, 2019, the Company had investments in 1,000 properties, including eight developments in progress and one undeveloped land parcel. Of these 1,000 properties, 897 represented owned properties (of which eight were subject to leases accounted for as direct financing leases or loans), 12 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease) and 91 represented properties which secure the Company’s investments in six mortgage loans receivable. The Company’s gross investment portfolio totaled $2.0 billion as of December 31, 2019 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.9 billion and loans and direct financing lease receivables, net, with an aggregate carrying amount of $92.2 million. As of December 31, 2019, 355 of these investments, comprising $601.3 million of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program (see Note 6—Secured Borrowings).

As of December 31, 2018, the Company had investments in 665 properties, including four developments in progress and one undeveloped land parcel, and three mortgage loans receivable secured by 12 additional properties. Of these 665 properties, 652 represented owned properties (of which five were subject to leases accounted for as direct financing leases) and 13 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease). The Company’s gross investment portfolio totaled $1.4 billion as of December 31, 2018 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.4 billion and loans and direct financing lease receivables, net, with an aggregate carrying amount of $17.5 million. As of December 31, 2018, 347 of these investments comprising $609.2 million of net investments were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities (See Note 6—Secured Borrowings).

Acquisitions in 2019

During the year ended December 31, 2019, the Company did not have any acquisitions that represented more than 5% of the Company’s total investment activity as of December 31, 2019. The following table presents information about the Company’s acquisition activity during the year ended December 31, 2019:

(Dollar amounts in thousands)	Total Investments
Ownership type	(1)
Number of properties acquired	281

Allocation of purchase price:
Land and improvements	$191,311
Building and improvements	370,312
Construction in progress (2)	17,858
Intangible lease assets	18,802
Assets acquired	598,283

Intangible lease liabilities	(188)
Liabilities assumed	(188)
Purchase price (including acquisition costs)	$598,095

(1)	During the year ended December 31, 2019, the Company acquired the fee interest in 279 properties and acquired two properties subject to ground lease arrangements.
(2)	Represents amounts incurred at and subsequent to acquisition and includes approximately $0.3 million of capitalized interest expense.

Acquisitions in 2018

During the year ended December 31, 2019, the Company did not complete any acquisitions that represented more than 5% of its total investment activity as of December 31, 2018. The following table presents information about the Company’s acquisition activity during the year ended December 31, 2018:

(Dollar amounts in thousands)	Total Investments
Ownership type	(1)
Number of properties acquired	204

Allocation of purchase price:
Land and improvements	$160,362
Building and improvements	316,894
Construction in progress (2)	15,258
Intangible lease assets	12,227
Assets acquired	504,741

Intangible lease liabilities	(1,132)
Liabilities assumed	(1,132)
Purchase price (including acquisition costs)	$503,609

(1)	During the year ended December 31, 2018, the Company acquired the fee interest in 203 properties and acquired one property subject to a ground lease arrangement.
(2)	Represents amounts incurred at and subsequent to acquisition and includes $0.2 million of capitalized interest expense.

Gross Investment Activity

During the years ended December 31, 2019, 2018 and 2017, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, December 31, 2016	344	$458,667
Acquisitions of and additions to real estate investments	212	535,394
Sales of investments in real estate and direct financing lease receivables	(47)	(51,120)
Relinquishment of property at end of ground lease term	(1)	(542)
Provisions for impairment of real estate (1)		(2,466)
Principal collections on direct financing lease receivables		(79)
Other		(782)
Gross investments, December 31, 2017	508	$939,072
Acquisitions of and additions to real estate investments	204	506,949
Sales of investments in real estate	(45)	(58,084)
Relinquishment of properties at end of ground lease term	(2)	(853)
Provisions for impairment of real estate (2)		(4,543)
Investments in loans receivable (5)	12(4)	14,854
Principal collections on direct financing lease receivables		(74)
Other		(2,772)
Gross investments, December 31, 2018	677	$1,394,549
Acquisitions of and additions to real estate investments	281	603,677
Sales of investments in real estate	(37)	(65,571)
Relinquishment of properties at end of ground lease term	(3)	(700)
Provisions for impairment of real estate (3)		(2,918)
Investments in loans receivable	95	94,637
Principal collections on and settlements of loans and direct financing lease receivables (6)	(13)	(19,958)
Other		(1,402)
Gross investments, December 31, 2019		2,002,314
Less: Accumulated depreciation and amortization (7)		(90,071)
Net investments, December 31, 2019	1,000	$1,912,243

(1)

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

(3)	During the year ended December 31, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 7 tenanted properties.
(4)

Excludes improvements at one property securing a $3.2 million development construction loan as the land at this location is included in acquisitions of and additions to real estate investments for 2018.

(5)	Includes $3.5 million of loan receivable made to the purchaser of one real estate property as of December 31, 2018.
(6)

During the year ended December 31, 2019, the Company acquired 11 properties that had secured three of its loans receivable for an aggregate purchase price of $12.9 million. These loans receivable had a carrying value of $11.6 million prior to their settlement.

(7)	Includes $71.6 million of accumulated depreciation as of December 31, 2019.

Real Estate Investments

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 11—Leases for more information about the Company’s leases.

Loans and Direct Financing Lease Receivables

During the years ended December 31, 2019 and 2018, the Company has seven and four loan receivable outstanding, with an aggregate carrying amount of $89.6 million and $14.9 million, respectively. The Company had no loan receivable activity during the year ended December 31, 2017. The maximum amount of loss due to credit risk is our current principal balance of $89.6 million.

During the year ended December 31, 2019 the borrowers under four of the Company’s loans receivable, with carrying values of $2.4 million, $5.7 million, $3.5 million and $3.4 million, settled or repaid the loans in full. Additionally, the borrower under one of the Company’s loans receivable, with a maturity date in 2039, made a partial prepayment to the Company of $4.8 million during 2019. The Company also entered into seven arrangements accounted for as loans receivable during the year ended December 31, 2019 with an aggregate carrying value of $89.6 million as of December 31, 2019.

The Company’s loans receivable as of December 31, 2019 are summarized below (dollars in thousands):

		Number of Secured			Principal Balance Outstanding, December 31,
Loan Type	Monthly Payment	Properties	Interest Rate	Maturity Date	2019	2018
Mortgage (1)(2)	Interest only		10.00%	2021	$—	$2,376
Mortgage (1)	Interest only		7.55%	2019	—	5,748
Mortgage (1)(2)	Interest only		5.25%	2019	—	3,500
Mortgage (1)(2)	Interest only	2	8.80%	2039	12,000	—
Mortgage (2)	Principal + Interest	2	8.10%	2059	5,125	—
Mortgage (1)	Interest only	2	8.53%	2039	7,300	—
Mortgage (1)	Interest only	69	8.16%	2034	28,000	—
Mortgage (1)	Principal + Interest	18	8.05%	2034	34,604	—
Development construction (2)(3)	Principal + Interest		8.00%	2058	—	3,230
Leasehold interest (4)	Principal + Interest	(4)	10.69%	2039	1,435	—
Leasehold interest (5)	Principal + Interest	1	2.25%	2034	1,164	—
Net investment					$89,628	$14,854

(1)	Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)	Loan allows for prepayments in whole or in part without penalty.
(3)	Loan was secured by a mortgage on the building and improvements at the development property. The Company provided periodic funding to the borrower under this arrangement as construction progressed.
(4)	This leasehold interest transaction is accounted for as a loan receivable, as the lease for two land parcels contains an option for the lessee to repurchase the leased assets in 2024 or 2025.
(5)	This leasehold interest transaction is accounted for as a loan receivable, as the lease for one property contains an option for the lessee to repurchase the leased asset in 2034.

Scheduled principal payments due to be received under the Company’s loans receivable as of December 31, 2019 are as follows:

(in thousands)	Loans Receivable
2020	$63
2021	77
2022	82
2023	87
2024	92
Thereafter	89,227
Total	$89,628

As of December 31, 2019 and 2018, the Company had $2.6 million and $2.7 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

	December 31,
(in thousands)	2019	2018
Minimum lease payments receivable	$3,866	$4,198
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,581)	(1,817)
Net investment	$2,555	$2,651

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2019 are as follows:

(in thousands)	Future Minimum Base Rental Payments
2020	$337
2021	340
2022	345
2023	347
2024	289
Thereafter	2,208
Total	$3,866

Real Estate Investments Held for Sale

The Company continually evaluates its portfolio of real estate investments and may elect to dispose of investments considering criteria including, but not limited to, tenant concentration, tenant credit quality, tenant operation type (e.g., industry, sector or concept), unit-level financial performance, local market conditions and lease rates, associated indebtedness and asset location. Real estate investments held for sale are expected to be sold within twelve months.

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2019 and 2018.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2017	3	$4,173	$(129)	$4,044
Transfers to held for sale classification	12	14,487	(256)	14,231
Sales	(15)	(18,660)	385	(18,275)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2018	—	—	—	—
Transfers to held for sale classification	5	$7,450		$7,450
Sales	(4)	(6,239)	—	(6,239)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2019	1	$1,211	$—	$1,211

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2019, 2018 or 2017 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Year ended December 31,
State	2019	2018	2017
Texas	12.4%	12.5%	13.1%
Georgia	10.8%	11.5%	*
Florida	*	*	10.2%

*	State's rental revenue was not greater than 10% of total rental revenue for all portfolio properties during the period specified.

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$64,828	$14,195	$50,633	$50,317	$9,498	$40,819
Intangible market lease assets	14,094	4,228	9,866	16,104	4,144	11,960
Total intangible assets	$78,922	$18,423	$60,499	$66,421	$13,642	$52,779

Intangible market lease liabilities	$12,054	$2,490	$9,564	$14,894	$3,278	$11,616

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of December 31, 2019, by category and in total, were as follows:

Years Remaining
In-place leases	9.8
Intangible market lease assets	14.2
Total intangible assets	10.6

Intangible market lease liabilities	17.1

The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,
(in thousands)	2019	2018	2017
Amortization of in-place leases (1)	$6,272	$6,465	$5,461
Amortization (accretion) of market lease intangibles, net (2)	866	780	1,071
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(333)	(443)	(540)

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense and net amortization of above- and below-market lease intangibles to rental revenue for the next five years:

(in thousands)	2020	2021	2022	2023	2024
In-place lease assets	$6,377	$6,164	$6,013	$5,578	$4,781
Adjustment to amortization expense	$6,377	$6,164	$6,013	$5,578	$4,781

Above-market lease assets	$(829)	$(810)	$(809)	$(777)	$(744)
Below-market lease liabilities	551	552	552	501	500
Net adjustment to rental revenue	$(278)	$(258)	$(257)	$(276)	$(244)

4. Credit Facilities

On June 25, 2018, the Company, through the Operating Partnership, entered into a revolving credit agreement with a group of lenders for a four-year, senior unsecured revolving credit facility (the “2018 Credit Facility”) with aggregate revolving credit commitments of $300.0 million.

The 2018 Credit Facility had a term of four years, with an extension option of up to one year exercisable by the Operating Partnership, subject to certain conditions, and initially bore interest at (i) an annual rate of applicable LIBOR, as defined therein, plus an applicable margin; or (ii) the prime rate plus an applicable margin. The 2018 Credit Facility provided an accordion feature to increase, subject to certain conditions, the maximum availability of the 2018 Credit Facility by up to an additional $200.0 million.

On April 12, 2019, the Company, through the Operating Partnership, entered into a restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the 2018 Credit Facility to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “April 2019 Term Loan”).

The Revolving Credit Facility has a term of four years from April 12, 2019, with an extension option of up to one year exercisable by the Operating Partnership, subject to certain conditions, and the April 2019 Term Loan has a term of five years from the effective date of the amended agreement. The loans under each of the Revolving Credit Facility and the April 2019 Term Loan initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the April 2019 Term Loan). The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin initially is a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from Standard & Poor’s (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”), the applicable margin will be a spread set according to the Company’s corporate credit ratings provided by S&P and/or Moody’s. The Revolving Credit Facility and the April 2019 Term Loan are freely pre-payable at any time and the Revolving Credit Facility is mandatorily payable if borrowings exceed the borrowing base or the facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the April 2019 Term Loan. The Operating Partnership is required to pay revolving credit fees throughout the term of the Revolving Credit Agreement based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before the Company receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, the Company receives such a rating. The Operating Partnership was required to pay a ticking fee on the April 2019 Term Loan for the period from April 12, 2019 through May 14, 2019, the date the term loans were drawn. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200 million.

Additionally, on November 22, 2019, the Company further amended the Amended Credit Agreement to update certain terms to be consistent with those as described under, and to acknowledge, where applicable, the November 2019 Term Loan (as defined below) and to make certain other changes to the Amended Credit Agreement consistent with market practice on future replacement of the LIBOR rate and qualified financial contracts.

The Operating Partnership is the borrower under the Amended Credit Agreement and the Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.

The Amended Credit Agreement also restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended. The Amended Credit Agreement contains certain additional covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Agreement and the 2018 Credit Facility as of December 31, 2019 and 2018, respectively.

November 2019 Term Loan

On November 26, 2019, the Company, through the Operating Partnership, entered into a new $430 million term loan credit facility (the “November 2019 Term Loan”) with a group of lenders. The November 2019 Term Loan provides for term loans to be drawn up to an aggregate amount of $430 million with a maturity of November 26, 2026. The loans under the November 2019 Term Loan are available to be drawn in up to three draws during the six-month period beginning on November 26, 2019. On December 9, 2019, the Company borrowed $250.0 million under the November 2019 Term Loan.

Borrowings under the November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus the applicable margin. The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership’s irrevocable election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to the Company’s corporate credit ratings provided by S&P and/or Moody’s. The November 2019 Term Loan is pre-payable at any time by the Operating Partnership (as borrower), provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2020, they are subject to a two percent prepayment premium, and if repaid thereafter but on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The Operating Partnership may not re-borrow amounts paid down on the November 2019 Term Loan. The Operating Partnership is required to pay a ticking fee on any undrawn portion of the November 2019 Term Loan for the period from and including the 91st day after November 26, 2019 until the earlier of the date the initial term loans are fully drawn or May 26, 2020. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.

The Operating Partnership is the borrower under the November 2019 Term Loan, and the Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the November 2019 Term Loan, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.

Additionally, the November 2019 Term Loan restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended. The facility contains certain covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

The Company was in compliance with all financial covenants and was not in default of any other provisions under the November 2019 Term Loan as of December 31, 2019.

Revolving Credit Facility

The following table presents information about the Revolving Credit Facility and the 2018 Credit Facility for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Balance on January 1,	$34,000	$—
Borrowings	459,000	34,000
Repayments	(447,000)	—
Balance on December 31,	$46,000	$34,000

Total deferred financing costs, net, of $3.5 million and $3.0 million related to the Revolving Credit Facility and the 2018 Credit Facility were included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2019 and 2018, respectively. The Company recorded $1.1 million and $0.5 million, respectively, to interest expense during the years ended December 31, 2019 and 2018 related to amortization of these deferred financing costs.

Additionally, the Company recorded $3.4 million and $0.4 million of interest expense on borrowings and unused facility fees during the year ended December 31, 2019 and 2018, respectively, related to the Revolving Credit Facility and the 2018 Credit Facility. The weighted average interest rate in effect on the Company’s borrowings under the Revolving Credit Facility and the 2018 Credit Facility as of December 31, 2019 and 2018 was 3.06% and 5.95%, respectively.

As of December 31, 2019 and 2018, the Company had $354.0 million and $266.0 million of unused borrowing capacity under the Revolving Credit Facility and the 2018 Credit Facility, respectively.

Term Loan Facilities

On May 14, 2019, the Company borrowed the entire $200.0 million available under the April 2019 Term Loan and used the entire proceeds to repurchase, in part, notes previously issued under its Master Trust Funding Program.  On December 9, 2019, the Company borrowed $250.0 million of the $430.0 million available under the November 2019 Term Loan and used the proceeds to voluntarily prepay $70.4 million of the Series 2016-1 Notes at par and to repay amounts outstanding under the Revolving Credit Facility. See Note 6—Secured Borrowings for additional information.

Total deferred financing costs, net, of $4.4 million related to the Company’s term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheet as of December 31, 2019. The Company recorded $0.2 million to interest expense during the year ended December 31, 2019 related to the amortization of these fees and direct costs of its term loan facilities.

During the year ended December 31, 2019, the Company recorded $5.1 million of cash interest expense, respectively, including delayed draw ticking fees, related to its term loan facilities. The variable interest rates in effect on the Company’s borrowings under the April 2019 Term Loan and November 2019 Term Loan as of December 31, 2019 were 3.00% and 3.22%, respectively. The Company fixed the interest rates on its term loan facilities’ variable-rate debt through the use of interest rate swap agreements. See Note 5—Derivative and Hedging Activities for additional information.

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

These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statement of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $0.9 million will be reclassified from other comprehensive income as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.

The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of December 31, 2019, there were no events of default related to the interest rate swaps.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of December 31, 2019 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Variable Rate Paid by Bank	Effective Date	Maturity Date	Notional Value (1)	Fair Value of Asset/ (Liability) (2) (3)
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	$100,000	$(1,996)
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(999)
Interest Rate Swap	2.07%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(1,005)
Interest Rate Swap	1.61%	1 month LIBOR	12/9/2019	11/26/2026	175,000	758
Interest Rate Swap	1.61%	1 month LIBOR	12/9/2019	11/26/2026	50,000	210
Interest Rate Swap	1.60%	1 month LIBOR	12/9/2019	11/26/2026	25,000	127
					$450,000	$(2,905)

(1)	Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)	Derivatives in a liability position are included within accrued liabilities and other payables in the Company’s consolidated balance sheets totaling to $4.0 million.
(3)	Derivatives in an asset position are included within prepaid expenses and other assets in the Company’s consolidated balance sheets totaling to $1.1 million.

During the year ended December 31, 2019, the Company recorded a loss on the change in the fair value of its interest rate swaps of $0.1 million, which is included in interest expense in the Company’s consolidated statements of operations.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.1 million. As of December 31, 2019, the fair value of derivatives in a net asset position was including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million.

As of December 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.1 million as of December 31, 2019.

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

In December 2016, the Company issued its first series of notes under the Master Trust Funding Program, consisting of $263.5 million of Class A Notes and $17.3 million of Class B Notes (together, the “Series 2016-1 Notes”). These notes were issued to an affiliate of Eldridge Industries, LLC (“Eldridge”) through underwriting agents. The Series 2016-1 Notes were issued by two SPEs formed to hold assets and issue the secured borrowings associated with the securitization.

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

The Series 2016-1 Notes were scheduled to mature in November 2046, but the terms of the Class A Notes required principal to be paid monthly through November 2021, with a balloon repayment at that time, and the terms of the Class B Notes required no monthly principal payments but required the full principal balance to be paid in November 2021.

The Series 2017-1 Notes mature in June 2047, but the terms of the Class A Notes require principal to be paid monthly through June 2024, with a balloon repayment at that time, and the terms of the Class B Notes require no monthly principal payments but require the full principal balance to be paid in June 2024. The Series 2017-1 Notes contain interest rate escalation provisions if these repayment schedules are not met.

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but may be subject to the payment of a make whole amount.

In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. The Company accounted for the repurchase as a debt extinguishment and recorded a loss on repurchase of $4.4 million, including the write-off of unamortized deferred financing costs. On November 12, 2019, the Company cancelled all $200 million of these repurchased Class A Series 2016-1 Notes.

In November 2019, the Company voluntarily prepaid all $70.4 million of the then outstanding Series 2016-1 Notes (consisting of the remaining $53.2 million Class A Series 2016-1 Notes and $17.2 million Class B Series 2016-1 Notes) at par plus accrued interest pursuant to the terms of the agreements related to such securities. The Company accounted for this prepayment as a debt extinguishment and recorded a loss on retirement of $0.8 million due to the write-off of unamortized deferred financing costs.

As of December 31, 2019 and 2018, the Company had $239.1 million and $515.1 million, respectively, of combined principal outstanding under the notes issued through its Master Trust Funding Program.

Total deferred financing costs, net, of $3.8 million and $9.0 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of December 31, 2019 and 2018. The Company recorded $1.5 million, $2.3 million and $1.9 million to interest expense during the years ended December 31, 2019, 2018 and 2017, respectively, related to the amortization of these deferred financing costs.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded $16.3 million, $22.6 million and $17.4 million, respectively, of interest expense on borrowings under the Master Trust Funding Program. The Company’s secured borrowings issued under the Master Trust Funding Program bear interest at a weighted average interest rate of 4.17% as of December 31, 2019.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings under the Master Trust Funding Program as of December 31, 2019:

(in thousands)	Future Principal Payments
2020	$3,885
2021	4,083
2022	4,292
2023	4,512
2024	222,330
Total	$239,102

The Company was not in default of any provisions under the Master Trust Funding Program as of December 31, 2019 and 2018.

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

During the year ended December 31, 2018, the Company issued 20 Warehouse Notes for a combined $154.0 million. On January 31, 2018, the Company made principal payments on the Warehouse Notes of $50.0 million, repaying three of the Warehouse Notes in full and one of the Warehouse Notes in part, prior to maturity. On June 25, 2018, the Company used a portion of the net proceeds from the IPO and the Concurrent Private Placement to repay all 36 of the then outstanding Warehouse Notes, with an aggregate outstanding principal amount of $334.0 million, in full, prior to maturity, and had no amounts outstanding related to the Warehouse Notes as of December 31, 2019 and 2018.

The following table presents the activity related to the Company’s notes payable to related parties for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Warehouse Notes	Other Short- term Note	Total
Outstanding, January 1, 2017	$—	$—	$—
Borrowings	523,000	20,000	543,000
Repayments	(293,000)	(20,000)	(313,000)
Outstanding, December 31, 2017	230,000	—	230,000
Borrowings	154,000	—	154,000
Repayments	(384,000)	—	(384,000)
Outstanding, December 31, 2018	—	—	—
Borrowings	—	—	—
Repayments	—	—	—
Outstanding, December 31, 2019	$—	$—	$—

During the years ended December 31, 2018 and 2017, the Company incurred $4.6 million and $3.5 million of interest expense related to these notes payable to related parties. No interest expense from notes payable to related parties was incurred during the year ended December 31, 2019.

8. Equity

Stockholders’ Equity

On June 25, 2018, EPRT Inc. completed the IPO and issued 32,500,000 shares of its common stock at an initial public offering price of $14.00 per share, pursuant to a registration statement on Form S-11 (File No. 333-225215), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”).

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

Concurrently with the completion of the IPO, EPRT Inc. received an additional $125.0 million investment from an affiliate of Eldridge Industries, LLC (“Eldridge”) in private placements (the “Concurrent Private Placement”) of 7,785,611 shares of its common stock and 1,142,960 OP Units at a price per share/unit of $14.00. The issuance and sale of the shares and OP Units in the Concurrent Private Placement were made pursuant to private placement purchase agreements and there were no underwriting discounts or commissions associated with the sales.

As part of the IPO, the underwriters of the IPO were granted an option to purchase up to an additional 4,875,000 shares of EPRT Inc.’s common stock at the IPO price of $14.00 per share, less underwriting discounts and commissions. On July 20, 2018, the underwriters of the IPO exercised this option in part, and on July 24, 2018, the Company issued an additional 2,772,191 shares of common stock. The net proceeds to EPRT Inc. from the IPO (including the purchase of additional shares pursuant to the underwriters’ option) and the Concurrent Private Placement, after deducting underwriting discounts and commissions and other expenses, were $583.7 million.

On June 25, 2018, EPRT Inc. issued 691,290 shares of restricted common stock to certain of its directors, executive officers and other employees under the Equity Incentive Plan. See Note 9 – Equity Based Compensation for additional information.

On March 18, 2019, EPRT Inc. completed a follow-on public offering (the “Follow-On Offering”) of 14,030,000 shares of its common stock, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share, pursuant to a registration statement on Form S-11 (File Nos. 333-230188 and 333-230252) filed with the SEC under the Securities Act. Net proceeds from the Follow-On Offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.

On July 22, 2019, EPRT Holdings and Security Benefit Life Insurance Company (together, the “Selling Stockholders”), affiliates of Eldridge, completed a secondary public offering (the “Secondary Offering”) of 26,288,316 shares of the Company’s common stock, including 3,428,910 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares. Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company’s common stock. The Company did not receive any proceeds from this transaction.

At the Market Program

In August 2019, the Company established an “at the market” common equity distribution program (“ATM Program”), through which the Company may, from time to time, publicly offer and sell shares of its common stock having an aggregate gross sales price of up to $200 million.

During the year ended December 31, 2019, the Company sold 7,432,986 shares of its common stock under the ATM Program, at a weighted average price per share of $23.97, raising $178.2 million in gross proceeds. Net proceeds from selling shares under the ATM Program during the year ended December 31, 2019, after deducting sales agent fees and other expenses associated with establishing and maintaining the ATM Program, were $175.1 million.

Dividends on Common Stock

During the year ended December 31, 2019 and the period from June 25, 2018 to December 31, 2018, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (dollars in thousands)
December 6, 2019	December 31, 2019	January 15, 2020	$0.23	$19,268
September 6, 2019	September 30, 2019	October 15, 2019	$0.22	$17,531
June 5, 2019	June 28, 2019	July 15, 2019	$0.22	$12,725
March 7, 2019	March 29, 2019	April 16, 2019	$0.21	$12,143
December 7, 2018	December 31, 2018	January 14, 2019	$0.21	$9,187
August 29, 2018	September 28, 2018	October 12, 2018	$0.224	$9,800

The Company has determined that, during the year ended December 31, 2019 and the period from June 25, 2018 to December 31, 2018, approximately 58.8 % and 58.9%, respectively, of the distributions it paid represented taxable income and  41.2 % and 41.1%, respectively, of the distributions it paid represented return of capital for federal income tax purposes.

Members’ Equity

EPRT LLC was capitalized by the SCF Funding LLC (the “Parent”) through direct and indirect capital contributions. In January 2017, the Parent made indirect capital contributions of $17.3 million. In these indirect capital contributions, the Parent made direct cash payments to sellers of real estate investments acquired by EPRT LLC.

On January 31, 2017, in exchange for Class A units of EPRT LLC, Stonebriar Holdings LLC (“Stonebriar Holdings”) made a direct equity contribution of $80.0 million and certain members of EPRT LLC’s management and board of managers made direct equity contributions of $3.7 million. Concurrently, EPRT LLC issued Class C units to the Parent in exchange for the Parent’s retention of an equity investment in EPRT LLC of $91.5 million. The Class A and Class C units were issued at $1,000 per unit and both classes contained liquidation preferences equal to the per unit value of $1,000 plus 8% per annum compounded quarterly.

Additionally, on January 31, 2017, EPRT LLC approved and issued unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and approved and issued unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. See Note 10 – Equity Based Compensation for additional information.

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

On December 31, 2017, EPRT LLC reorganized (the “EPRT LLC Reorganization”) and the holders of the Class A, Class B, Class C and Class D units contributed all of their interests in EPRT LLC to EPRT Holdings, in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. As of such date, EPRT LLC became a wholly owned subsidiary of EPRT Holdings. Additionally, EPRT Holdings issued a new grant of 500 unvested Class B units to a member of EPRT LLC’s management on the same date.

On January 31, 2018, Stonebriar Holdings LLC made a $50.0 million direct equity contribution to EPRT Holdings. EPRT Holdings used these proceeds to repay $50.0 million of outstanding principal on the Warehouse Notes.

9. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership and holds a 1.0% general partner interest in the Operating Partnership. The Company contributes the net proceeds from issuing shares of common stock to the Operating Partnership in exchange for a number of OP Units equal to the number of shares of common stock issued.

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

As of December 31, 2019, the Company held 83,761,151 OP Units, representing a 98.3% limited partner interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.7% limited partner interest in the Operating Partnership. As of December 31, 2018, the Company held 43,749,092 OP Units, representing a 68.7% limited partner interest in the Operating Partnership. As of the same date, EPRT Holdings and Eldridge directly or indirectly held 17,913,592 and 1,142,960 OP Units, representing 28.5% and 1.8% limited partner interests in the Operating Partnership, respectively.

The OP Units held by EPRT Holdings and Eldridge prior to the completion of the Secondary Offering and the OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.

A holder of OP Units has the right to distributions per unit equal to dividends per share paid on the Company’s common stock and has the right to redeem OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. During the years ended December 31, 2019 and 2018, the Company declared total cash dividends of $0.88 and $0.434 per share of common stock, respectively. Distributions to OP Unit holders were declared and paid concurrently with the Company’s cash dividends to common stockholders.

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

Restricted Stock Awards

On June 25, 2018, an aggregate of 691,290 shares of unvested restricted common stock awards (“RSAs”) were issued to the Company’s directors, executive officers and other employees under the Equity Incentive Plan. These RSAs vest over periods ranging from one to three years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

In January 2019, an aggregate of 46,368 shares of unvested RSAs were issued to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plan. These RSAs vest over periods ranging from one to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates. The Company estimates the grant date fair value of the unvested RSAs granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the date of grant.

The following table presents information about the Company’s RSAs for the periods presented:

	Year ended December 31,
(in thousands)	2019	2018
Compensation cost recognized in general and administrative expense	$3,394	$1,692
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	486	300
Fair value of shares vested during the period	3,354	—

The following table presents information about the Company’s RSAs as of the dates presented:

	December 31,
(Dollars in thousands)	2019	2018
Total unrecognized compensation cost	$5,026	$7,764
Weighted average period over which compensation cost will be recognized (in years)	1.6	2.5

Restricted Stock Units

In January 2019, the Compensation Committee of the Company’s board of directors approved target grants of 119,085 performance-based restricted stock units (“RSUs”) to the Company’s executive officers under the Equity Incentive Plan.

Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of 11 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021, divided by the average closing price for the 20-trading day period ended January 1, 2019. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.

The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

Volatility	18%
Risk-free rate	2.57%

The remaining 25% of these performance-based RSUs vest based on the Compensation Committee’s subjective evaluation of the individual recipient’s achievement of certain strategic objectives. As of December 31, 2019, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the year ended December 31, 2019.

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

The following table presents information about the Company’s RSUs for the period presented:

(in thousands)	Year ended December 31, 2019
Compensation cost recognized in general and administrative expense	$714
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	8
Fair value of units vested during the period	—

The following table presents information about the Company’s RSUs as of the date presented:

(Dollars in thousands)	December 31, 2019
Total unrecognized compensation cost	$1,584
Weighted average period over which compensation cost will be recognized (in years)	2.4

The following table presents information about the Company’s RSA and RSU activity during the years ended December 31, 2019 and 2018:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2018	—	—	—	—
Granted	691,290	13.68	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested, December 31, 2018	691,290	13.68	—	—
Granted	46,368	14.12	100,814	22.80
Vested	(244,957)	13.69	—	—
Forfeited	—	—	—	—
Unvested, December 31, 2019	492,701	13.72	100,814	22.80

Unit-Based Compensation

On January 31, 2017, EPRT LLC approved the issuance of Class B and Class D units and issued 8,050 unvested Class B units to members of EPRT Management and a member of EPRT LLC’s board of managers and issued 3,000 unvested Class D units to members of EPRT LLC’s board of managers and external unitholders. The Class B and Class D units were scheduled to vest in five equal installments beginning on March 30, 2017 and continuing on each anniversary thereof through March 30, 2021.

On December 31, 2017, in the EPRT LLC Reorganization, the holders of Class B and Class D units contributed all of their interests in EPRT LLC to EPRT Holdings in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. The EPRT LLC units were exchanged on a one-for-one basis for equivalent units in EPRT Holdings with the same vesting conditions, distribution rights, priority and income allocation rights, among others. Additionally, EPRT Holdings issued a new grant of 500 unvested Class B units to a member of EPRT Management on the same date. The Class B units granted on December 31, 2017 were scheduled to vest in five equal installments beginning on May 1, 2018 and continuing on each anniversary thereof through May 1, 2022.

Following the completion of the Formation Transactions, the Class B and Class D unitholders continued to hold vested and unvested interests in EPRT Holdings and, indirectly, the OP Units held by EPRT Holdings.

On July 22, 2019, in conjunction with the completion of the Secondary Offering, 3,520 previously unvested Class B units and 1,200 previously unvested Class D units in EPRT Holdings automatically vested in accordance with the terms of the grant agreements, which represented all of the remaining outstanding unvested Class B and Class D units. Due to this accelerated vesting, the Company recorded all remaining unrecognized compensation cost on the Class B and Class D units to general and administrative expenses in its consolidated statements of operations during the year ended December 31, 2019.

The following table presents information about the unvested Class B and Class D units during the years ended December 31, 2019, 2018 and 2017:

	Class B Units	Class D Units	Total
Unvested, January 1, 2017	—	—	—
Granted	8,550	3,000	11,550
Vested	(1,610)	(600)	(2,210)
Forfeited	—	—	—
Unvested, December 31, 2017	6,940	2,400	9,340
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested, December 31, 2018	5,230	1,800	7,030
Granted	—	—	—
Vested	(5,230)	(1,800)	(7,030)
Forfeited	—	—	—
Unvested, December 31, 2019	—	—	—

The Company estimated the grant date fair value of the unvested Class B and Class D awards granted to employees on January 31, 2017 and the fair value of the Class D awards granted to non-employees as of July 1, 2018 and December 31, 2017 using a Black-Scholes valuation model. Effective July 1, 2018, the Company adopted ASU 2018-07 (see Note 2 – Summary of Significant Accounting Policies) and did not subsequently remeasure the value of the unvested Class D awards granted to non-employees after this date. The Company's assumptions for expected volatility were based on daily historical volatility data related to market trading of publicly traded companies that invest in similar types of real estate as the Company, plus an adjustment to account for differences in the Company’s leverage compared to the publicly traded companies. The risk-free interest rate assumptions were determined by using U.S. treasury rates of the same period as the expected vesting term of each award. The marketability discounts were calculated using a Finnerty Model.

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

The following table presents information about the Class B and Class D units for the periods presented:

	Year ended December 31,
(in thousands)	2019	2018	2017
Compensation cost recognized in general and administrative expense	$2,162	$747	$841
Fair value of units vested during the period	2,283	718	612

The following table presents information about the Class B and Class D units as of December 31, 2018. No Class B or Class D units remained outstanding as of December 31, 2019.

(Dollars in thousands)	Class B Units	Class D Units
Total unrecognized compensation cost	$1,899	$231
Liability on units granted to non-employees	—	33
Weighted average period over which compensation cost will be recognized (in years)	2	2.3

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

Under ASC 842, scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2019 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
2020	$144,265
2021	145,663
2022	147,584
2023	148,604
2024	147,773
Thereafter	1,618,734
Total	$2,352,623

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

The fixed and variable components of lease revenues during the year ended December 31, 2019 were as follows:

(in thousands)	Year Ended December 31, 2019
Fixed lease revenues	$134,879
Variable lease revenues (1)	2,282
Total lease revenues (2)	$137,161

(1)	Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)	Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.

As Lessee

The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of right of use (“ROU”) assets and lease liabilities related to these operating leases. The Company’s ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of December 31, 2019, the Company’s ROU assets and lease liabilities were $4.8 million and $7.5 million, respectively.

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

The following table sets forth information related to the measurement of the Company’s lease liabilities as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term (in years)	21.9
Weighted average discount rate	7.00%

The Company recognizes rent expense on its ground leases as a component of property expenses and rent expense on its office lease and other equipment leases as a component of general and administrative expense on its consolidated statements of operations. At six of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; under ASC 840, such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations for the years ended December 31, 2018, and 2017. Upon adoption of ASC 842 on January 1, 2019 (see Note 2—Summary of Significant Accounting Policies), these ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the year ended December 31, 2019.

The following table sets forth the details of rent expense for the year ended December 31, 2019:

(in thousands)	Year Ended December 31, 2019
Fixed rent expense	$1,425
Variable rent expense	—
Total rent expense	$1,425

During the years ended December 31, 2018 and 2017, the Company recorded $0.5 million and $0.7 million of ground rent expense within property expenses and recorded $0.2 million and $0.2 million, respectively, of rent expense related to its office and equipment leases within general and administrative expense in the Company’s consolidated statements of operations.

As of December 31, 2019, under ASC 842, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2020	$763	$646	$1,409
2021	680	650	1,330
2022	669	652	1,321
2023	656	318	974
2024	556	265	821
Thereafter	538	12,167	12,705
Total	$3,862	$14,698	18,560
Present value discount			(11,038)
Lease liabilities			$7,522

The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

12. Commitments and Contingencies

As of December 31, 2019, the Company had remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $30.8 million to its tenants for development, construction and renovation costs related to properties leased from the Company.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2019, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the years ended December 31, 2019, 2018 and 2017, the Company made matching contributions of $0.2 million, $0.1 million and $0.1 million, respectively.

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2019 and 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

The estimated fair values of the Company’s borrowings under the 2018 Credit Facility, the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of December 31, 2019 and the 2018 Credit Facility as of December 31, 2018 approximate fair value.

The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of December 31, 2019, the Company’s secured borrowings had an aggregate carrying value of $239.1 million (excluding net deferred financing costs of $3.8 million) and an estimated fair value of $247.1 million. As of December 31, 2018, the Company’s secured borrowings had an aggregate carrying value of $515.1 million (excluding net deferred financing costs of $9.0 million) and an estimated fair value of $520.6 million.

The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of December 31, 2019, the Company estimated the fair value of its interest rate swap contracts to be a $2.9 million net liability.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Non-financial assets:
Long-lived assets	$3,864	$3,864	$—	$—	$3,864

December 31, 2018
Non-financial assets:
Long-lived assets	$3,238	$3,238	$—	$—	$3,238

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

Quantitative information about Level 3 fair value measurements as of December 31, 2019 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Casual Dining - Omaha, NE	$864	Discounted cash flow approach	Terminal Value: 7.5% Discount Rate: 7.5%	$864
Health and Fitness - Winston Salem, NC	3,000	Sales comparison approach	Non-binding sales contract	3,000

The fair values of impaired real estate were determined by using the following information, depending on availability, in order of preference: i) signed purchase and sale agreements or letters of intent; ii) recently quoted bid or ask prices; iii) estimates of future cash flows, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, terminal capitalization rates, discount rates and expenses based upon market conditions; or iv) expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate falls within Level 3 of the fair value hierarchy.

14. Related-Party Transactions

During the years ended December 31, 2019, 2018 and 2017, an affiliate of Eldridge provided certain treasury and information technology services. Additionally, during the first three months of 2017, the Manager provided certain administrative services to the Company. The Manager charged the Company a flat monthly fee for its services based on the estimated cost incurred in the provision of the services, and the fee was reviewed by the Company’s management and determined to be reasonable. The Company incurred $0.1 million of expense for these services during the year ended December 31, 2017, and incurred a de minimis amount during the years ended December 31, 2019 and 2018 which is included in general and administrative expense in the Company’s consolidated statements of operations. The costs for the services provided by the affiliate of Eldridge and the Manager would likely be different if such services were provided by unrelated parties.

During the years ended December 31, 2018 and 2017, the Company issued and repaid short-term notes to affiliates of Eldridge. See Note 7 – Notes Payable to Related Parties for additional information.

In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. See Note 6—Secured Borrowings for additional information.

15. Quarterly Results (Unaudited)

Presented below is a summary of unaudited quarterly financial information for the years ended December 31, 2019, 2018 and 2017. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. As presented under the three months ended June 30, 2018 heading below, net income per share of common stock — basic and diluted represents amounts for the period from June 25, 2018 to June 30, 2018, following the completion of the IPO. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	Three months ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2019:
Total revenues	$31,107	$32,755	$36,291	$39,204
Net income	8,722	10,571	14,106	14,626
Net income attributable to non-controlling interests	2,595	2,620	861	105
Net income per share of common stock — basic and diluted	0.13	0.14	0.18	0.20 0.18
Dividends declared per common share	0.21	0.22	0.22	0.23

2018:
Total revenues	$20,167	$21,664	$25,742	$28,650
Net income	1,109	3,499	7,707	8,299
Net income attributable to non-controlling interests	—	99	2,383	2,519
Net income per share of common stock — basic and diluted	—	0.01	0.12	0.13
Dividends declared per common share	—	—	0.22	0.21

16. Subsequent Events

The Company has evaluated all events and transactions that occurred after December 31, 2019 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.

In January 2020, the Company issued an aggregate of 84,684 performance-based restricted stock units (“RSUs”) to the Company’s executive officers under the Equity Incentive Plan. These are non-vested share awards and 75% of the award shall vest based on the Company’s total stockholder return (“TSR”) as compared to the TSR of 13 peer companies and 25% of the award shall vest based on the compensation committee’s subjective evaluation of the achievement of strategic objectives deemed relevant by the committee. The performance schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending January 1, 2020, divided by the average closing price for the 20-trading day period ending December 31, 2022.

Additionally, in January 2020, the Company issued an aggregate of 71,607 shares of unvested RSUs to the Company’s executive officers and other employees under the Equity Incentive Plan. These awards vest over a period of four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

In January 2020, the Company completed a follow-on offering of its common stock and issued 7,935,000 shares of common stock, including 1,035,000 shares of common stock to the underwriters pursuant to an option to purchase additional shares, at an offering price of $25.20 per share. In February 2020, the Company used a portion of the proceeds from this offering to retire $62.0 million of Series 2017-1 Class A Notes.

Subsequent to December 31, 2019, the Company acquired 36 real estate properties with an aggregate investment (including acquisition-related costs) of $85.5 million and invested $5.6 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs. In addition, the Company invested $5.3 million in loans receivable subsequent to December 31, 2019.

Subsequent to December 31, 2019, the Company sold or transferred its investment in 5 real estate properties for an aggregate gross sales price of $6.2 million and incurred $0.3 million of disposition costs related to these transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer,  the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective in providing reasonable assurance of compliance.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2019, we implemented a new enterprise resource planning system (the “ERP System”) that affects many of our financial processes. The new ERP System is a significant component of our internal control over financial reporting. We believe that this system has improved the efficiency and effectiveness of our processes for recording and reporting financial and other business transactions, as well as our overall systems environment. Other than the ERP System implementation, there was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this Annual Report on Form 10-K relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a discussion of risks related to the implementation of our new ERP System, see “Item 1A. Risk Factors—Any material failure, weakness interruption or breach in security of our information systems could prevent us from effectively operating our business.”

Item 9B. Other Information.

On February 28, 2020, Essential Properties Realty Trust, Inc. filed a Certificate of Notice (the “Certificate of Notice”) relating to its charter with the State Department of Assessments and Taxation of Maryland. The Certificate of Notice states that the Stockholders Agreement, dated as of June 25, 2018, by and among Essential Properties Realty Trust, Inc., and parties named therein, terminated on July 22, 2019 in accordance with its terms. The Certificate of Notice is attached as Exhibit 3.4 to this Annual Report on Form 10-K and is incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) and (2) The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

Financial Statements. (see Item 8)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Stockholders’/Members’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Financial Statement Schedules. (see schedules beginning on page F-1)

Schedule III – Real Estate and Accumulated Depreciation

Schedule IV – Mortgage Loans on Real Estate

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
3.1

Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2019)

3.2

Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2019)

3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 8, 2019)
3.4*	Certificate of Notice, dated February 28, 2020
3.5	Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on May 25, 2018)

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

4.4*	Description of the Company’s Common Stock, $0.01 par value

10.1	Agreement of Limited Partnership of Essential Properties, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.2

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Paul T. Bossidy, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.3

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Daniel P. Donlan, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.4

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Joyce DeLucca, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.5

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Scott A. Estes, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.6

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Hillary P. Hai, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.7

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.8

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Stephen D. Sautel, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.9

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, dated as of June 25, 2018 (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.10

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Anthony K. Dobkin, dated as of September 3, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2019)

10.11

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Lawrence J. Minich, dated as of January 24, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2020)

10.12

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Heather Leed Neary, dated as of January 24, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2020)

10.13

Indemnification Agreement between Essential Properties Realty Trust, Inc. and Janaki Sivanesan, dated as of January 24, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 27, 2020)

10.14*	Indemnification Agreement between Essential Properties Realty Trust, Inc. and Timothy J. Earnshaw, dated as of January 24, 2020

10.15

Amended and Restated Credit Agreement, dated as of April 12, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Barclays Bank PLC, as administrative agent, and Citigroup Global Markets Inc. and Bank of America, N.A., as co-syndication agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2019)

10.16

First Amendment to Amended and Restated Credit Agreement, dated November 22, 2019, among the Company, the Operating Partnership, Barclays Bank PLC, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 27, 2019)

10.17

Credit Agreement, dated as of November 26, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Capital One, National Association, as administrative agent, Suntrust Robinson Humphrey, Inc. and Mizuho Bank Ltd., as co-syndication agents, and Chemical Bank, a division of TCF National Bank, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2019)

Exhibit Number	Description

10.18

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

10.19†

Employment Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.20†

Employment Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.21†

Employment Agreement between Essential Properties Realty Trust, Inc. and Hillary P. Hai, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.22†

Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: March 2, 2020	By:	/s/ Peter M. Mavoides
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

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	March 2, 2020
Peter M. Mavoides	(Principal Executive Officer)

/s/ Hillary P. Hai	Executive Vice President, Chief Financial Officer	March 2, 2020
Hillary P. Hai	(Principal Financial Officer)

/s/ Timothy J. Earnshaw	Chief Accounting Officer	March 2, 2020
Timothy J. Earnshaw	(Principal Accounting Officer)

/s/ Paul T. Bossidy	Director	March 2, 2020
Paul T. Bossidy

/s/ Joyce DeLucca	Director	March 2, 2020
Joyce DeLucca

/s/ Anthony K. Dobkin	Director	March 2, 2020
Anthony K. Dobkin

/s/ Scott A. Estes	Director	March 2, 2020
Scott A. Estes

/s/ Lawrence J. Minich	Director	March 2, 2020
Lawrence J. Minich

/s/ Heather Leed Neary	Director	March 2, 2020
Heather Leed Neary

/s/ Stephen D. Sautel	Director	March 2, 2020
Stephen D. Sautel

/s/ Janaki Sivanesan	Director	March 2, 2020
Janaki Sivanesan

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2019

(Dollar amounts in thousands)

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Restaurants - Quick Service	Alexander City	AL	{f}	$184	$242	$—		$—		$184	$242	$426	$34	1987	6/16/2016
Restaurants - Quick Service	Zanesville	OH	{f}	397	277	—		—		397	277	674	33	1988	6/16/2016
Restaurants - Quick Service	Belleville	IL	{f}	314	369	—		—		314	369	683	47	1988	6/16/2016
Restaurants - Quick Service	Grand Rapids	MI	{f}	177	346	—		—		177	346	523	45	1989	6/16/2016
Restaurants - Quick Service	Petaluma	CA	{f}	467	533	—		—		467	533	1,000	69	1992	6/16/2016
Restaurants - Quick Service	Clarkesville	GA		178	—	—		—		178	—	178	—		6/16/2016
Restaurants - Quick Service	Philadelphia	PA		485	626	—		—		485	626	1,111	84	1980	6/16/2016
Other Services	Nashville	TN		332	106	—		—		332	106	438	27	1992	6/16/2016
Restaurants - Quick Service	Ruskin	FL	{f}	641	—	—		—		641	—	641	—	1993	6/16/2016
Restaurants - Quick Service	Brownsville	TX	{f}	561	474	—		—		561	474	1,035	66	1995	6/16/2016
Restaurants - Quick Service	Waco	TX	{f}	633	382	—		—		633	382	1,015	49	1991	6/16/2016
Restaurants - Family Dining	Palantine	IL	{f}	926	354	—		—		926	354	1,280	63	1990	6/16/2016
Restaurants - Family Dining	LaGrange	IL	{f}	446	851	—		—		446	851	1,297	97	1990	6/16/2016
Restaurants - Family Dining	Jacksonville	FL	{f}	1,086	957	—		—		1,086	957	2,043	163	1997	6/16/2016
Restaurants - Casual Dining	Corpus Christi	TX	{f}	1,160	—	—		—		1,160	—	1,160	—	2015	6/16/2016
Restaurants - Casual Dining	Centennial	CO	{f}	1,593	3,400	—		—		1,593	3,400	4,993	333	1993	6/16/2016
Restaurants - Quick Service	Redford	MI		468	567	—		—		468	567	1,035	73	1998	6/16/2016
Other Services	Landrum	SC	{f}	214	87	—		—		214	87	301	18	1992	6/16/2016
Restaurants - Family Dining	Virginia Beach	VA		90	192	—		—		90	192	282	80	1997	6/16/2016
Restaurants - Casual Dining	Thomasville	GA		903	233	—		600		903	833	1,736	76	1999	6/16/2016
Restaurants - Casual Dining	Grapevine	TX	{f}	1,385	977	—		—		1,385	977	2,362	130	1999	6/16/2016
Restaurants - Family Dining	Plano	TX		207	424	—		—		207	424	631	173	1998	6/16/2016
Restaurants - Family Dining	Coon Rapids	MN	{f}	635	856	—		—		635	856	1,491	112	1991	6/16/2016
Restaurants - Family Dining	Mankato	MN	{f}	700	585	—		—		700	585	1,285	97	1992	6/16/2016
Restaurants - Casual Dining	Omaha	NE	{f}	465	1,184	(203)	(g)	(498)	(g)	262	686	948	126	1979	6/16/2016
Restaurants - Family Dining	Merrillville	IN	{f}	797	322	—		—		797	322	1,119	41	1977	6/16/2016
Restaurants - Family Dining	Blaine	MN	{f}	609	780	—		—	`	609	780	1,389	102	1978	6/16/2016
Restaurants - Family Dining	Green Bay	WI	{f}	549	373	—		—		549	373	922	69	1977	6/16/2016
Restaurants - Family Dining	Appleton	WI	{f}	441	590	—		—		441	590	1,031	87	1977	6/16/2016
Restaurants - Family Dining	Waterloo	IA	{f}	466	391	—		—		466	391	857	66	1978	6/16/2016
Restaurants - Family Dining	St. Joseph	MO	{f}	559	371	—		—		559	371	930	63	1978	6/16/2016
Restaurants - Family Dining	Gladstone	MO	{f}	479	783	—		—		479	783	1,262	99	1979	6/16/2016
Restaurants - Family Dining	Brainerd	MN	{f}	761	547	—		—		761	547	1,308	80	1990	6/16/2016
Restaurants - Family Dining	Cedar Rapids	IA	{f}	804	563	—		—		804	563	1,367	80	1994	6/16/2016
Restaurants - Family Dining	Brooklyn Park	MN	{f}	725	693	—		—		725	693	1,418	102	1997	6/16/2016
Restaurants - Quick Service	Pontiac	MI	{f}	316	423	—		—		316	423	739	61	2003	6/16/2016
Restaurants - Quick Service	Troy	MI		674	—	—		—		674	—	674	—		6/16/2016
Restaurants - Quick Service	The Woodlands	TX	{f}	—	—	—		—		—	—	—	—	2001	6/16/2016
Restaurants - Quick Service	Ellsworth	ME		37	51	—		—		37	51	88	69	1979	6/16/2016
Restaurants - Quick Service	Clay	NY	{f}	129	413	—		—		129	413	542	236	1991	6/16/2016
Restaurants - Quick Service	Buna	TX	{f}	152	138	—		—		152	138	290	21	1976	6/16/2016
Restaurants - Quick Service	Carthage	TX	{f}	111	239	—		—		111	239	350	32	1975	6/16/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Restaurants - Quick Service	Dayton	TX	{f}	$195	$174	$—	$—	$195	$174	$369	$24	1969	6/16/2016
Restaurants - Quick Service	Diboll	TX	{f}	92	177	—	—	92	177	269	24	1990	6/16/2016
Restaurants - Quick Service	Huntington	TX	{f}	120	180	—	—	120	180	300	31	1980	6/16/2016
Restaurants - Quick Service	Huntsville	TX	{f}	120	290	—	—	120	290	410	34	1985	6/16/2016
Restaurants - Quick Service	Jasper	TX	{f}	111	209	—	—	111	209	320	27	1992	6/16/2016
Restaurants - Quick Service	Kountze	TX	{f}	120	290	—	—	120	290	410	34	1995	6/16/2016
Restaurants - Quick Service	Rusk	TX	{f}	129	142	—	—	129	142	271	23	1989	6/16/2016
Restaurants - Quick Service	Sour Lake	TX	{f}	204	114	—	—	204	114	318	21	1978	6/16/2016
Restaurants - Quick Service	Vernon	CT		155	208	—	—	155	208	363	54	1983	6/16/2016
Restaurants - Quick Service	Battle Creek	MI	{f}	114	690	—	—	114	690	804	76	1969	6/16/2016
Restaurants - Quick Service	Mt Clemens	MI	{f}	446	394	—	—	446	394	840	74	1989	6/16/2016
Restaurants - Quick Service	Clio	MI	{f}	350	889	—	—	350	889	1,239	104	1991	6/16/2016
Restaurants - Quick Service	Charlotte	MI	{f}	190	722	—	—	190	722	912	79	1991	6/16/2016
Restaurants - Quick Service	St. Johns	MI	{f}	218	403	—	—	218	403	621	60	1991	6/16/2016
Automotive Service	Burnsville	MN		734	309	180	6	914	315	1,229	61	1973	6/16/2016
Restaurants - Family Dining	Albert Lea	MN	{f}	337	463	—	—	337	463	800	73	1975	6/16/2016
Restaurants - Family Dining	Crystal	MN	{f}	821	178	—	—	821	178	999	44	1975	6/16/2016
Restaurants - Casual Dining	West Monroe	LA	{f}	343	94	—	—	343	94	437	19	1988	6/16/2016
Restaurants - Quick Service	Greenfield	WI	{f}	556	789	—	—	556	789	1,345	98	1983	6/16/2016
Restaurants - Casual Dining	Desoto	TX	{f}	728	156	—	—	728	156	884	29	1985	6/16/2016
Restaurants - Quick Service	West Berlin	NJ		250	399	—	—	250	399	649	57	1992	6/16/2016
Restaurants - Quick Service	Redford	MI		479	—	—	—	479	-	479	—		6/16/2016
Restaurants - Quick Service	Bridgeport	MI		309	619	—	—	309	619	928	88	1989	6/16/2016
Restaurants - Quick Service	College Station	TX	{f}	383	569	—	—	383	569	952	63	1984	6/16/2016
Restaurants - Quick Service	Birmingham	AL	{f}	261	780	—	—	261	780	1,041	86	2000	6/16/2016
Restaurants - Quick Service	Oneonta	AL	{f}	220	485	—	—	220	485	705	56	1993	6/16/2016
Restaurants - Quick Service	Union City	GA	{f}	416	746	—	—	416	746	1,162	86	1976	6/16/2016
Restaurants - Quick Service	Marietta	GA	{f}	214	618	—	—	214	618	832	68	1979	6/16/2016
Restaurants - Quick Service	Vicksburg	MS	{f}	203	627	—	—	203	627	830	68	1979	6/16/2016
Restaurants - Quick Service	Riverdale	GA	{f}	309	584	—	—	309	584	893	67	1978	6/16/2016
Restaurants - Quick Service	Snellville	GA	{f}	242	484	—	—	242	484	726	58	1981	6/16/2016
Restaurants - Quick Service	Trussville	AL	{f}	243	480	—	—	243	480	723	56	1996	6/16/2016
Restaurants - Quick Service	Forest Park	GA	{f}	233	341	—	—	233	341	574	39	1988	6/16/2016
Restaurants - Quick Service	Decatur	GA	{f}	239	714	—	—	239	714	953	78	1982	6/16/2016
Restaurants - Quick Service	Monroe	GA	{f}	302	733	—	—	302	733	1,035	82	1985	6/16/2016
Restaurants - Quick Service	Decatur	GA	{f}	292	463	—	—	292	463	755	50	1983	6/16/2016
Restaurants - Quick Service	Columbia	SC	{f}	241	461	—	—	241	461	702	58	1981	6/16/2016
Restaurants - Quick Service	Decatur	GA	{f}	302	721	—	—	302	721	1,023	81	1986	6/16/2016
Restaurants - Quick Service	Conyers	GA	{f}	330	767	—	—	330	767	1,097	87	1982	6/16/2016
Restaurants - Quick Service	Stockbridge	GA	{f}	396	771	—	—	396	771	1,167	83	1975	6/16/2016
Restaurants - Quick Service	Lawrenceville	GA	{f}	306	550	—	—	306	550	856	68	1988	6/16/2016
Restaurants - Quick Service	Lithonia	GA	{f}	290	606	—	—	290	606	896	67	1979	6/16/2016
Restaurants - Quick Service	Tucker	GA	{f}	339	586	—	—	339	586	925	67	1976	6/16/2016
Restaurants - Quick Service	Covington	GA	{f}	379	722	—	—	379	722	1,101	84	1979	6/16/2016
Restaurants - Quick Service	Columbus	GA	{f}	174	442	—	—	174	442	616	50	1987	6/16/2016
Restaurants - Quick Service	Owensboro	KY	{f}	263	155	—	754	263	909	1,172	23	1986	6/16/2016
Restaurants - Quick Service	Tupelo	MS	{f}	731	329	—	—	731	329	1,060	46	2000	6/16/2016
Restaurants - Quick Service	New Albany	MS	{f}	295	346	—	—	295	346	641	41	1993	6/16/2016
Restaurants - Quick Service	Parkersburg	WV	{f}	185	570	—	—	185	570	755	66	1976	6/16/2016
Restaurants - Quick Service	Ashland	KY	{f}	279	858	—	—	279	858	1,137	100	1979	6/16/2016
Restaurants - Quick Service	Huntington	WV	{f}	223	539	—	—	223	539	762	63	1979	6/16/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Restaurants - Quick Service	North Little Rock	AR	{f}	$190	$450	$—	$—	$190	$450	$640	$57	1978	6/16/2016
Restaurants - Quick Service	Jackson	MS	{f}	400	348	—	—	400	348	748	43	1981	6/16/2016
Restaurants - Quick Service	Madison	TN	{f}	281	458	—	—	281	458	739	51	1988	6/16/2016
Restaurants - Quick Service	Little Rock	AR	{f}	169	48	—	15	169	63	232	16	1979	6/16/2016
Restaurants - Quick Service	Hurricane	WV	{f}	238	485	—	—	238	485	723	56	1981	6/16/2016
Restaurants - Quick Service	Parkersburg	WV	{f}	261	513	—	—	261	513	774	63	1982	6/16/2016
Restaurants - Quick Service	Chattanooga	TN	{f}	407	465	—	—	407	465	872	56	1983	6/16/2016
Restaurants - Quick Service	Knoxville	TN	{f}	352	347	—	—	352	347	699	41	1981	6/16/2016
Restaurants - Quick Service	Jacksonville	NC	{f}	284	152	—	878	284	1,030	1,314	24	1986	6/16/2016
Restaurants - Quick Service	Knoxville	TN	{f}	394	271	—	—	394	271	665	35	1982	6/16/2016
Restaurants - Quick Service	Forestdale	AL	{f}	241	613	—	—	241	613	854	69	1975	6/16/2016
Restaurants - Quick Service	Louisville	KY	{f}	319	238	—	739	319	977	1,296	34	1988	6/16/2016
Restaurants - Quick Service	Festus	MO	{f}	195	802	—	—	195	802	997	88	1979	6/16/2016
Restaurants - Quick Service	Jacksonville	FL	{f}	330	542	—	—	330	542	872	66	1976	6/16/2016
Restaurants - Quick Service	Jacksonville	FL	{f}	220	701	—	—	220	701	921	84	1979	6/16/2016
Restaurants - Quick Service	Winter Garden	FL	{f}	326	383	—	—	326	383	709	49	1987	6/16/2016
Restaurants - Quick Service	Sanford	FL	{f}	350	375	—	—	350	375	725	53	1986	6/16/2016
Restaurants - Quick Service	Lebanon	TN	{f}	311	736	—	—	311	736	1,047	98	1974	6/16/2016
Restaurants - Quick Service	Prattville	AL	{f}	551	524	—	—	551	524	1,075	64	1978	6/16/2016
Restaurants - Quick Service	Calhoun	GA	{f}	346	673	—	—	346	673	1,019	79	1979	6/16/2016
Restaurants - Quick Service	Mableton	GA	{f}	152	366	—	—	152	366	518	45	1977	6/16/2016
Restaurants - Quick Service	Brunswick	GA	{f}	532	137	—	—	532	137	669	23	1995	6/16/2016
Restaurants - Quick Service	Summerville	SC	{f}	215	720	—	—	215	720	935	85	1978	6/16/2016
Restaurants - Quick Service	Thomaston	GA	{f}	193	364	—	—	193	364	557	48	1987	6/16/2016
Restaurants - Quick Service	Smyrna	GA	{f}	392	311	—	—	392	311	703	41	1981	6/16/2016
Restaurants - Quick Service	Smyrna	TN	{f}	221	556	—	—	221	556	777	64	1982	6/16/2016
Restaurants - Quick Service	Tullahoma	TN	{f}	226	701	—	—	226	701	927	85	1975	6/16/2016
Restaurants - Quick Service	Shelbyville	TN	{f}	323	456	—	—	323	456	779	55	1976	6/16/2016
Restaurants - Quick Service	Dallas	GA	{f}	260	832	—	—	260	832	1,092	102	1985	6/16/2016
Restaurants - Quick Service	North Charleston	SC	{f}	121	459	—	—	121	459	580	53	1990	6/16/2016
Restaurants - Quick Service	LaGrange	GA	{f}	207	562	—	—	207	562	769	67	1985	6/16/2016
Restaurants - Quick Service	Cullman	AL	{f}	260	723	—	—	260	723	983	88	1999	6/16/2016
Restaurants - Quick Service	Batesville	MS	{f}	125	551	—	—	125	551	676	64	1992	6/16/2016
Restaurants - Quick Service	Phenix City	AL	{f}	273	665	—	—	273	665	938	85	1979	6/16/2016
Restaurants - Quick Service	Montgomery	AL	{f}	333	349	—	—	333	349	682	46	1986	6/16/2016
Restaurants - Quick Service	Starke	FL	{f}	240	468	—	—	240	468	708	60	1980	6/16/2016
Restaurants - Quick Service	Madisonville	KY	{f}	302	426	—	—	302	426	728	53	1976	6/16/2016
Restaurants - Quick Service	Marietta	OH	{f}	175	506	—	—	175	506	681	58	1979	6/16/2016
Restaurants - Quick Service	Hueytown	AL	{f}	133	711	—	—	133	711	844	82	1979	6/16/2016
Restaurants - Quick Service	Gallipolis	OH	{f}	247	722	—	—	247	722	969	88	1979	6/16/2016
Restaurants - Quick Service	Valdosta	GA	{f}	236	545	—	—	236	545	781	63	1980	6/16/2016
Restaurants - Quick Service	Douglas	GA	{f}	243	557	—	—	243	557	800	65	1979	6/16/2016
Restaurants - Quick Service	Fayetteville	GA	{f}	300	506	—	—	300	506	806	60	1984	6/16/2016
Restaurants - Quick Service	Troy	AL	{f}	183	520	—	—	183	520	703	61	1985	6/16/2016
Restaurants - Quick Service	Wetumpka	AL	{f}	273	416	—	—	273	416	689	52	1986	6/16/2016
Restaurants - Quick Service	St. Albans	WV	{f}	154	491	—	—	154	491	645	56	1975	6/16/2016
Restaurants - Quick Service	Huntington	WV	{f}	233	540	—	—	233	540	773	63	1992	6/16/2016
Restaurants - Quick Service	Newburgh	NY	{f}	913	738	—	—	913	738	1,651	121	1975	6/16/2016
Restaurants - Quick Service	Erie	PA	{f}	444	562	—	—	444	562	1,006	88	1977	6/16/2016
Restaurants - Quick Service	Dickson	TN	{f}	292	79	—	29	292	108	400	19	1977	6/16/2016
Restaurants - Quick Service	South Daytona	FL	{f}	416	668	—	—	416	668	1,084	86	1984	6/16/2016
Restaurants - Quick Service	Milford	NH	{f}	409	355	—	—	409	355	764	53	1993	6/16/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Restaurants - Quick Service	Portland	OR	{f}	$252	$131	$—		$—		$252	$131	$383	$22	2015	6/16/2016
Restaurants - Quick Service	Superior	CO	{f}	370	434	—		—		370	434	804	56	2002	6/16/2016
Restaurants - Casual Dining	Fond du Lac	WI	{f}	521	1,197	—		—		521	1,197	1,718	107	1996	6/16/2016
Restaurants - Casual Dining	Alexandria	LA	{f}	837	889	—		—		837	889	1,726	147	1994	6/16/2016
Medical / Dental	Hurst	TX	{f}	1,462	1,493	—		300		1,462	1,793	3,255	220	1997	6/16/2016
Restaurants - Quick Service	Jacksonville	FL	{f}	872	354	—		—		872	354	1,226	44	2006	6/16/2016
Restaurants - Casual Dining	Fleming Island	FL	{f}	586	355	—		—		586	355	941	42	2006	6/16/2016
Restaurants - Casual Dining	Port St. Lucie	FL	{f}	930	1,510	—		—		930	1,510	2,440	189	1988	6/16/2016
Restaurants - Casual Dining	Waycross	GA	{f}	861	1,700	—		—		861	1,700	2,561	196	1994	6/16/2016
Restaurants - Casual Dining	Kingsland	GA	{f}	602	1,256	—		—		602	1,256	1,858	155	1995	6/16/2016
Restaurants - Casual Dining	Jacksonville	FL	{f}	821	1,215	—		—		821	1,215	2,036	165	1995	6/16/2016
Restaurants - Casual Dining	North Fort Myers	FL	{f}	1,060	1,817	—		—		1,060	1,817	2,877	203	1994	6/16/2016
Restaurants - Casual Dining	Port Charlotte	FL	{f}	1,021	850	(95)	(g)	(79)	(g)	926	771	1,697	105	1995	6/16/2016
Restaurants - Casual Dining	Cape Coral	FL	{f}	741	1,692	—		—		741	1,692	2,433	195	1996	6/16/2016
Restaurants - Casual Dining	Panama City Beach	FL	{f}	750	959	—		—		750	959	1,709	122	1999	6/16/2016
Restaurants - Casual Dining	Dothan	AL	{f}	577	1,144	—		—		577	1,144	1,721	136	1993	6/16/2016
Restaurants - Casual Dining	Albany	GA	{f}	731	1,249	—		—		731	1,249	1,980	143	1991	6/16/2016
Restaurants - Casual Dining	Panama City	FL	{f}	539	1,389	—		—		539	1,389	1,928	148	1991	6/16/2016
Restaurants - Casual Dining	Valdosta	GA	{f}	626	957	—		—		626	957	1,583	122	1994	6/16/2016
Restaurants - Casual Dining	Gainesville	FL	{f}	193	1,930	—		—		193	1,930	2,123	187	1994	6/16/2016
Restaurants - Casual Dining	Panama City	FL	{f}	673	1,044	50		—		723	1,044	1,767	165	1999	6/16/2016
Restaurants - Casual Dining	Thomasville	GA	{f}	943	580	—		—		943	580	1,523	96	2002	6/16/2016
Restaurants - Family Dining	Leesburg	FL	{f}	808	720	—		—		808	720	1,528	130	2007	6/16/2016
N/A	San Antonio	TX		105	—	—		—		105	—	105	—		6/16/2016
Restaurants - Quick Service	Augusta	GA	{f}	272	26	—		(26)		272	—	272	20		6/16/2016
Restaurants - Quick Service	Warner Robins	GA	{f}	130	174	—		—		130	174	304	28	1975	6/16/2016
Restaurants - Quick Service	Beloit	WI	{f}	144	1,134	—		—		144	1,134	1,278	115	1999	6/16/2016
Automotive Service	Spring	TX	{f}	805	1,577	—		—		805	1,577	2,382	181	2013	8/4/2016
Home Furnishings	Frisco	TX	{f}	2,224	4,779	—		—		2,224	4,779	7,003	436	2006	8/19/2016
Home Furnishings	Fort Worth	TX	{f}	1,348	7,847	—		—		1,348	7,847	9,195	717	2007	8/19/2016
Convenience Stores	Binghamton	NY	{f}	273	1,008	—		—		273	1,008	1,281	133	1970	8/22/2016
Convenience Stores	Windsor	NY	{f}	272	1,101	—		—		272	1,101	1,373	146	1980	8/22/2016
Convenience Stores	Greene	NY	{f}	557	1,974	—		—		557	1,974	2,531	261	1989	8/22/2016
Convenience Stores	Afton	NY	{f}	348	1,303	—		—		348	1,303	1,651	172	1994	8/22/2016
Convenience Stores	Lansing	NY	{f}	861	3,034	—		—		861	3,034	3,895	402	2010	8/22/2016
Convenience Stores	Freeville	NY	{f}	524	1,457	—		—		524	1,457	1,981	193	1994	8/22/2016
Convenience Stores	Marathon	NY	{f}	520	2,127	—		—		520	2,127	2,647	281	1995	8/22/2016
Convenience Stores	New Hartford	NY	{f}	301	863	—		—		301	863	1,164	114	1995	8/22/2016
Convenience Stores	Chadwicks	NY	{f}	213	784	—		—		213	784	997	104	1987	8/22/2016
Convenience Stores	Liberty	NY	{f}	219	811	—		—		219	811	1,030	107	2004	8/22/2016
Convenience Stores	Earlville	NY	{f}	258	985	—		—		258	985	1,243	130	1997	8/22/2016
Convenience Stores	Vestal	NY	{f}	324	1,285	—		—		324	1,285	1,609	170	1996	8/22/2016
Convenience Stores	Delhi	NY	{f}	275	1,066	—		—		275	1,066	1,341	141	1992	8/22/2016
Convenience Stores	Franklin	NY	{f}	423	774	—		—		423	774	1,197	102	1998	8/22/2016
Convenience Stores	Endicott	NY	{f}	188	576	—		—		188	576	764	76	1995	8/22/2016
Convenience Stores	Davenport	NY	{f}	324	1,194	—		—		324	1,194	1,518	158	1993	8/22/2016
Restaurants - Family Dining	Salem	NH		131	232	—		—		131	232	363	103	1998	9/16/2016
Restaurants - Quick Service	Mansfield	OH		91	112	(52)	(g)	(69)	(g)	39	43	82	65	1988	9/16/2016
Other Services	Anniston	AL	{f}	312	176	—		—		312	176	488	34	1992	9/16/2016
Early Childhood Education	Cumming	GA	{f}	876	2,357	—		—		876	2,357	3,233	241	2001	9/30/2016

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Early Childhood Education	Suwanee	GA	{f}	$922	$2,108	$—		$—		$922	$2,108	$3,030	$216	2009	9/30/2016
Medical / Dental	Fort Worth	TX		1,617	—	99	(g)	4,185	(g)	1,716	4,185	5,901	244	2017	10/12/2016
Car Washes	Acworth	GA	{f}	1,346	2,615	—		—		1,346	2,615	3,961	258	2006	10/17/2016
Car Washes	Douglasville	GA	{f}	1,974	2,882	—		—		1,974	2,882	4,856	284	2006	10/17/2016
Car Washes	Hiram	GA	{f}	1,376	2,947	—		—		1,376	2,947	4,323	290	2004	10/17/2016
Car Washes	Marietta	GA	{f}	1,302	2,136	—		—		1,302	2,136	3,438	211	2002	10/17/2016
Medical / Dental	Port Charlotte	FL	{f}	1,820	2,072	—		—		1,820	2,072	3,892	227	2000	10/20/2016
Automotive Service	Lackawanna	NY	{f}	231	232	—		—		231	232	463	25	1987	10/28/2016
Automotive Service	Cheektowaga	NY	{f}	367	509	—		—		367	509	876	54	1978	10/28/2016
Automotive Service	Amherst	NY	{f}	410	606	—		—		410	606	1,016	64	1998	10/28/2016
Automotive Service	Niagara Falls	NY	{f}	615	1,025	—		—		615	1,025	1,640	109	1985	10/28/2016
Automotive Service	Williamsville	NY	{f}	419	1,302	—		—		419	1,302	1,721	138	1988	10/28/2016
Automotive Service	Dunkirk	NY	{f}	255	187	—		—		255	187	442	20	1980	10/28/2016
Car Washes	Tucson	AZ	{f}	1,048	2,190	—		—		1,048	2,190	3,238	210	2010	11/9/2016
Restaurants - Quick Service	Burlington	IA	{f}	444	1,171	—		—		444	1,171	1,615	131	1976	11/15/2016
Restaurants - Quick Service	Cedar Rapids	IA	{f}	436	1,179	—		—		436	1,179	1,615	132	1991	11/15/2016
Restaurants - Quick Service	Muscatine	IA	{f}	264	854	—		—		264	854	1,118	96	1993	11/15/2016
Restaurants - Quick Service	Fort Madison	IA	{f}	304	1,284	—		—		304	1,284	1,588	144	1987	11/15/2016
Restaurants - Quick Service	Waterloo	IA	{f}	344	846	—		—		344	846	1,190	95	1982	11/15/2016
Restaurants - Quick Service	Cedar Falls	IA	{f}	375	771	—		—		375	771	1,146	86	2004	11/15/2016
Restaurants - Quick Service	Nebraska City	NE	{f}	363	748	—		—		363	748	1,111	84	2014	11/15/2016
Restaurants - Quick Service	Plattsmouth	NE	{f}	304	1,302	—		—		304	1,302	1,606	146	1999	11/15/2016
Restaurants - Quick Service	Red Oak	IA	{f}	254	1,010	—		—		254	1,010	1,264	113	2000	11/15/2016
Movie Theatres	Florence	AL	{f}	1,519	6,294	117		—		1,636	6,294	7,930	629	2015	12/19/2016
Restaurants - Quick Service	Baden	PA		191	245	(133)	(g)	(187)	(g)	58	58	116	97	1962	12/28/2016
Restaurants - Casual Dining	Gardendale	AL	{f}	589	1,984	—		—		589	1,984	2,573	187	2005	12/29/2016
Restaurants - Casual Dining	Jasper	AL	{f}	468	2,144	—		—		468	2,144	2,612	190	2005	12/29/2016
Restaurants - Casual Dining	Homewood	AL	{f}	808	1,233	—		—		808	1,233	2,041	125	1976	12/29/2016
Medical / Dental	Stevenson	AL	{f}	191	466	—		—		191	466	657	51	1990	12/30/2016
Medical / Dental	Tucson	AZ	{f}	323	780	—		—		323	780	1,103	65	1967	12/30/2016
Medical / Dental	Miami	FL	{f}	485	982	—		—		485	982	1,467	78	1981	12/30/2016
Medical / Dental	Sarasota	FL	{f}	323	557	—		—		323	557	880	52	1973	12/30/2016
Medical / Dental	Sarasota	FL	{f}	485	446	—		—		485	446	931	48	2001	12/30/2016
Medical / Dental	Dalton	GA	{f}	323	406	—		—		323	406	729	55	1960	12/30/2016
Medical / Dental	Alton	IL	{f}	252	568	—		—		252	568	820	65	2001	12/30/2016
Medical / Dental	Quincy	IL	{f}	272	608	—		—		272	608	880	68	2001	12/30/2016
Medical / Dental	Clarksville	IN	{f}	657	1,033	—		—		657	1,033	1,690	108	1994	12/30/2016
Medical / Dental	Terre Haute	IN	{f}	292	325	—		—		292	325	617	40	1998	12/30/2016
Medical / Dental	Brewster	MA	{f}	60	578	—		—		60	578	638	45	1986	12/30/2016
Medical / Dental	Kansas City	MO	{f}	333	568	—		—		333	568	901	63	1979	12/30/2016
Medical / Dental	Laurel	MS	{f}	100	1,033	—		—		100	1,033	1,133	85	1970	12/30/2016
Medical / Dental	Picayune	MS	{f}	70	517	—		—		70	517	587	45	1977	12/30/2016
Medical / Dental	Rochester	NH	{f}	181	426	—		—		181	426	607	42	1958	12/30/2016
Medical / Dental	Canandaigua	NY	{f}	70	527	—		—		70	527	597	44	2009	12/30/2016
Medical / Dental	Anderson	SC	{f}	211	487	—		—		211	487	698	42	1948	12/30/2016
Medical / Dental	Camden	SC	{f}	211	537	—		—		211	537	748	54	1985	12/30/2016
Medical / Dental	Columbia	SC	{f}	211	426	—		—		211	426	637	42	1986	12/30/2016
Medical / Dental	Austin	TX	{f}	242	375	—		—		242	375	617	42	1970	12/30/2016
Medical / Dental	Richmond	TX	{f}	495	446	—		—		495	446	941	58	1982	12/30/2016
Medical / Dental	Terrell Hills	TX	{f}	282	588	—		—		282	588	870	52	2002	12/30/2016
Health and Fitness	West Valley City	UT	{f}	1,936	4,210	—		—		1,936	4,210	6,146	361	1984	12/30/2016
Medical / Dental	Rock Springs	WY	{f}	620	2,550	—		—		620	2,550	3,170	222	2001	1/17/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Car Washes	Conyers	GA	{f}	$1,136	$4,332	$—		$—		$1,136	$4,332	$5,468	$410	2013	1/24/2017
Car Washes	Covington	GA	{f}	824	3,759	—		—		824	3,759	4,583	368	2011	1/24/2017
Movie Theatres	North Myrtle Beach	SC	{f}	1,465	7,081	—		—		1,465	7,081	8,546	546	2006	1/31/2017
Medical / Dental	Bridgeton	MO	{f}	199	578	—		—		199	578	777	50	1982	2/9/2017
Medical / Dental	Mokena	IL	{f}	237	303	—		—		237	303	540	45	2008	2/9/2017
Medical / Dental	Lexington	KY	{f}	199	474	—		—		199	474	673	46	2014	2/9/2017
Medical / Dental	Islip Terrace	NY	{f}	313	436	—		—		313	436	749	40	1986	2/9/2017
Early Childhood Education	Alpharetta	GA	{f}	1,595	4,177	—		—		1,595	4,177	5,772	383	2016	2/28/2017
Home Furnishings	Westland	MI	{f}	1,858	14,560	—		—		1,858	14,560	16,418	1,127	1987	3/1/2017
Home Furnishings	Ann Arbor	MI	{f}	2,096	13,399	—		—		2,096	13,399	15,495	1,013	1992	3/1/2017
Home Furnishings	Muskegon	MI	{f}	1,113	6,436	—		—		1,113	6,436	7,549	499	1987	3/1/2017
Home Furnishings	Battle Creek	MI	{f}	1,212	7,904	—		—		1,212	7,904	9,116	629	1996	3/1/2017
Automotive Service	Frisco	TX	{f}	1,279	1,314	—		—		1,279	1,314	2,593	131	2003	3/8/2017
Automotive Service	Grapevine	TX	{f}	1,244	1,396	—		—		1,244	1,396	2,640	139	2001	3/8/2017
Automotive Service	Prosper	TX	{f}	1,161	2,534	—		—		1,161	2,534	3,695	224	2010	3/8/2017
Automotive Service	Southlakle	TX	{f}	657	997	—		—		657	997	1,654	93	2002	3/8/2017
Automotive Service	Lakeway	TX	{f}	774	1,678	—		—		774	1,678	2,452	145	1998	3/8/2017
Restaurants - Quick Service	Cedartown	GA	{f}	258	812	—		—		258	812	1,070	71	1987	3/9/2017
Restaurants - Quick Service	Forsyth	GA	{f}	464	808	—		—		464	808	1,272	71	1989	3/9/2017
Convenience Stores	Alpena	AR	{f}	252	703	—		—		252	703	955	79	1985	3/10/2017
Convenience Stores	Topeka	KS	{f}	603	1,584	—		—		603	1,584	2,187	178	2008	3/10/2017
Car Washes	Bossier City	LA	{f}	463	2,637	—		—		463	2,637	3,100	213	2010	3/22/2017
Car Washes	Shreveport	LA	{f}	836	2,812	—		—		836	2,812	3,648	239	2012	3/22/2017
Automotive Service	New Freedom	PA	{f}	904	872	—		—		904	872	1,776	89	1997	3/28/2017
Car Washes	Huntingtown	MD	{f}	984	1,857	—		—		984	1,857	2,841	166	1998	3/28/2017
Automotive Service	Gambrills	MD	{f}	2,461	6,139	—		—		2,461	6,139	8,600	466	2009	3/28/2017
Convenience Stores	Tyler	TX	{f}	404	1,433	—		—		404	1,433	1,837	156	1980	3/30/2017
Convenience Stores	Atlanta	TX	{f}	392	1,204	(13)	(g)	(155)	(g)	379	1,049	1,428	124	1995	3/30/2017
Early Childhood Education	Kernersville	NC	{f}	605	1,408	—		—		605	1,408	2,013	120	1997	4/3/2017
Early Childhood Education	San Antonio	TX	{f}	928	3,312	—		—		928	3,312	4,240	254	2016	4/25/2017
Medical / Dental	Payson	AZ	{f}	548	1,944	—		—		548	1,944	2,492	146	1988	4/28/2017
Medical / Dental	Brownsville	TX		1,626	—	982		7,743		2,608	7,743	10,351	324	2018	5/5/2017
Medical / Dental	Katy	TX		233	1,228	—		—		233	1,228	1,461	88	2012	5/18/2017
Medical / Dental	Baytown	TX		286	1,790	—		—		286	1,790	2,076	127	2008	5/18/2017
Car Washes	Las Cruces	NM	{f}	510	2,290	—		—		510	2,290	2,800	184	2008	5/24/2017
Car Washes	Las Cruces	NM	{f}	570	2,187	—		—		570	2,187	2,757	176	2010	5/24/2017
Restaurants - Quick Service	Inverness	FL		382	493	—		—		382	493	875	56	2003	5/30/2017
Building Materials	Columbia Station	OH	{f}	1,078	1,437	—		—		1,078	1,437	2,515	131	1961	6/1/2017
Building Materials	Maumee	OH	{f}	733	1,238	—		—		733	1,238	1,971	113	1963	6/1/2017
Building Materials	Troy	OH	{f}	403	693	—		—		403	693	1,096	63	1991	6/1/2017
Building Materials	Jackson	OH	{f}	288	211	—		—		288	211	499	19	1995	6/1/2017
Building Materials	Lancaster	OH	{f}	376	833	—		—		376	833	1,209	76	1995	6/1/2017
Building Materials	Portsmouth	OH	{f}	133	160	—		—		133	160	293	15	1996	6/1/2017
Building Materials	Bridgeport	WV	{f}	386	273	—		—		386	273	659	25	1978	6/1/2017
Building Materials	Radcliff	KY	{f}	414	200	—		—		414	200	614	18	1984	6/1/2017
Building Materials	Gainesville	FL	{f}	934	638	—		—		934	638	1,572	58	2003	6/1/2017
Building Materials	Cartersville	GA	{f}	1,313	1,743	—		—		1,313	1,743	3,056	159	2003	6/1/2017
Building Materials	Douglasville	GA	{f}	1,026	2,421	—		—		1,026	2,421	3,447	221	2004	6/1/2017
Building Materials	El Paso	TX	{f}	901	177	—		—		901	177	1,078	16	1984	6/1/2017
Building Materials	Garland	TX	{f}	1,250	2,283	—		—		1,250	2,283	3,533	209	2001	6/1/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Building Materials	Conroe	TX	{f}	$2,150	$631	$—	$—	$2,150	$631	$2,781	$58	2002	6/1/2017
Building Materials	Amarillo	TX	{f}	927	655	—	—	927	655	1,582	60	2002	6/1/2017
Building Materials	Grand Junction	CO	{f}	760	403	—	—	760	403	1,163	37	1983	6/1/2017
Building Materials	Mt. Pleasant	SC	{f}	1,097	171	—	—	1,097	171	1,268	16	1983	6/1/2017
Building Materials	Irondale	AL	{f}	546	227	—	—	546	227	773	21	1975	6/1/2017
Building Materials	Bessemer	AL	{f}	1,514	3,413	—	—	1,514	3,413	4,927	312	2002	6/1/2017
Car Washes	Farmington	NM	{f}	634	4,945	—	—	634	4,945	5,579	398	2005	6/6/2017
Car Washes	Farmington	NM	{f}	746	2,795	—	—	746	2,795	3,541	225	2013	6/6/2017
Car Washes	Pueblo	CO	{f}	898	5,103	—	—	898	5,103	6,001	410	2008	6/6/2017
Restaurants - Quick Service	Nashville	GA		181	513	—	—	181	513	694	49	1991	6/6/2017
Restaurants - Quick Service	Soperton	GA		312	443	—	—	312	443	755	51	1992	6/6/2017
Movie Theatres	Kenosha	WI	{f}	3,159	3,755	116	—	3,275	3,755	7,030	362	1997	6/8/2017
Entertainment	Visalia	CA	{f}	1,320	2,320	—	—	1,320	2,320	3,640	202	1984	6/30/2017
Automotive Service	Knoxville	TN	{f}	518	695	—	—	518	695	1,213	72	2008	7/21/2017
Automotive Service	Forest Park	GA	{f}	498	850	—	—	498	850	1,348	80	1992	7/21/2017
Automotive Service	Martinez	GA	{f}	612	570	—	—	612	570	1,182	68	1992	7/21/2017
Automotive Service	Clarksville	TN	{f}	498	633	—	—	498	633	1,131	63	1998	7/21/2017
Automotive Service	Ocala	FL	{f}	518	715	—	—	518	715	1,233	75	1989	7/21/2017
Automotive Service	Orlando	FL	{f}	456	664	—	—	456	664	1,120	62	1989	7/21/2017
Medical / Dental	Montgomery	AL		477	2,976	—	—	477	2,976	3,453	202	2001	8/7/2017
Restaurants - Quick Service	Algona	IA		150	528	—	—	150	528	678	45	1993	8/10/2017
Car Washes	Buford	GA	{f}	1,353	3,693	—	—	1,353	3,693	5,046	297	2010	8/15/2017
Early Childhood Education	Orlando	FL		1,175	4,362	—	—	1,175	4,362	5,537	291	2010	8/25/2017
Automotive Service	Garden City	MI		366	961	—	—	366	961	1,327	74	1984	8/29/2017
Automotive Service	Troy	MI		794	1,389	—	—	794	1,389	2,183	107	1974	8/29/2017
Automotive Service	Burton	MI		188	1,180	—	—	188	1,180	1,368	83	1955	8/29/2017
Pet Care Services	Arvada	CO		1,342	2,808	—	1,162	1,342	3,970	5,312	610	1982	9/5/2017
Medical / Dental	Round Rock	TX		713	6,821	—	—	713	6,821	7,534	425	2016	9/12/2017
Car Washes	Little Rock	AR		685	3,361	—	—	685	3,361	4,046	216	1976	9/12/2017
Car Washes	Bryant	AR		489	2,790	—	—	489	2,790	3,279	173	1997	9/20/2017
Automotive Service	Smyrna	GA	{f}	689	470	—	—	689	470	1,159	42	1997	9/25/2017
Automotive Service	Memphis	TN	{f}	417	1,294	—	—	417	1,294	1,711	87	1985	9/25/2017
Automotive Service	Longwood	FL	{f}	887	1,263	—	—	887	1,263	2,150	113	2000	9/25/2017
Car Washes	Anderson	SC		793	4,031	—	—	793	4,031	4,824	266	2008	9/26/2017
Car Washes	Cornelia	GA		470	2,670	—	—	470	2,670	3,140	177	2001	9/26/2017
Car Washes	South Commerce	GA		607	3,072	—	—	607	3,072	3,679	207	2016	9/26/2017
Car Washes	Seneca	SC		255	2,994	—	—	255	2,994	3,249	186	2005	9/26/2017
Car Washes	Greenville	SC		715	2,724	—	—	715	2,724	3,439	181	2005	9/26/2017
Restaurants - Quick Service	East Bethel	MN		764	1,353	—	—	764	1,353	2,117	163	1996	9/27/2017
Restaurants - Quick Service	Isanti	MN		1,167	1,859	—	—	1,167	1,859	3,026	187	1989	9/27/2017
Convenience Stores	Braham	MN		289	1,043	—	—	289	1,043	1,332	87	1986	9/27/2017
Restaurants - Quick Service	Grantsburg	WI		640	1,673	—	—	640	1,673	2,313	165	2005	9/27/2017
Health and Fitness	Hobbs	NM		938	1,503	—	—	938	1,503	2,441	124	2016	9/28/2017
Health and Fitness	Florence	KY		868	2,186	—	—	868	2,186	3,054	157	1994	9/28/2017
Automotive Service	Magnolia	TX		1,402	2,480	—	—	1,402	2,480	3,882	215	2017	9/29/2017
Early Childhood Education	Winter Garden	FL		1,169	4,603	—	—	1,169	4,603	5,772	316	2015	9/29/2017
Car Washes	Springdale	AR		597	1,908	—	—	597	1,908	2,505	137	2009	9/29/2017
Car Washes	Rogers	AR		763	2,663	—	—	763	2,663	3,426	181	2005	9/29/2017
Car Washes	Shreveport	LA		460	2,615	—	—	460	2,615	3,075	176	2017	9/29/2017
Convenience Stores	Jacksonville	TX		587	1,357	—	—	587	1,357	1,944	130	2012	9/29/2017
Convenience Stores	Daingerfield	TX		269	1,135	—	—	269	1,135	1,404	86	1979	9/29/2017
Convenience Stores	Jacksonville	TX		368	916	—	—	368	916	1,284	87	1996	9/29/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Convenience Stores	Kilgore	TX		$269	$1,103	$(10)	(g)	$(41)	(g)	$259	$1,062	$1,321	$86	1978	9/29/2017
Entertainment	Orlando	FL		2,290	4,377	—		—		2,290	4,377	6,667	296	2007	9/29/2017
Medical / Dental	North Lima	OH		112	926	—		—		112	926	1,038	57	1976	10/5/2017
Medical / Dental	Southfield	MI		193	1,536	—		—		193	1,536	1,729	94	1968	10/5/2017
Medical / Dental	West Lafayette	IN		122	397	—		—		122	397	519	27	1976	10/5/2017
Medical / Dental	Salem	OH		92	468	—		—		92	468	560	31	1985	10/5/2017
Medical / Dental	Toledo	OH		448	1,750	—		—		448	1,750	2,198	108	1995	10/5/2017
Medical / Dental	Pittsburgh	PA		112	1,221	—		—		112	1,221	1,333	72	1983	10/5/2017
Medical / Dental	Youngstown	OH		275	702	—		—		275	702	977	52	1971	10/5/2017
Medical / Dental	Madison	OH		387	488	—		—		387	488	875	37	1950	10/5/2017
Medical / Dental	Youngstown	OH		366	1,394	—		—		366	1,394	1,760	98	1995	10/5/2017
Medical / Dental	Penn Yan	NY		132	651	—		—		132	651	783	46	1986	10/5/2017
Medical / Dental	Kent	OH	{f}	173	610	—		—		173	610	783	42	1970	10/5/2017
Convenience Stores	Tyler	TX		706	511	—		950		706	1,461	2,167	76	1996	10/16/2017
Entertainment	Hoover	AL		1,403	2,939	—		—		1,403	2,939	4,342	212	2017	10/13/2017
Convenience Stores	Farmington	NM		332	302	—		—		332	302	634	28	1966	11/8/2017
Convenience Stores	Farmington	NM		342	604	—		—		342	604	946	47	1972	11/8/2017
Convenience Stores	Farmington	NM		372	886	—		—		372	886	1,258	76	2013	11/8/2017
Convenience Stores	Aztec	NM		322	685	—		—		322	685	1,007	55	1982	11/8/2017
Convenience Stores	Farmington	NM		282	1,077	—		—		282	1,077	1,359	85	1980	11/8/2017
Convenience Stores	Farmington	NM		503	815	—		—		503	815	1,318	69	1980	11/8/2017
Convenience Stores	Farmington	NM		735	352	—		—		735	352	1,087	37	1982	11/8/2017
Convenience Stores	Ignacio	CO		272	1,047	—		—		272	1,047	1,319	79	1983	11/8/2017
Convenience Stores	Farmington	NM		332	775	—		—		332	775	1,107	65	1985	11/8/2017
Convenience Stores	Farmington	NM		453	1,027	—		—		453	1,027	1,480	93	1990	11/8/2017
Convenience Stores	Kirtland	NM		332	906	—		—		332	906	1,238	72	1980	11/8/2017
Restaurants - Quick Service	Gray	GA		293	374	—		—		293	374	667	32	1992	11/10/2017
Restaurants - Quick Service	Sandersville	GA		283	515	—		—		283	515	798	41	1989	11/10/2017
Restaurants - Quick Service	Barnesville	GA		243	414	—		—		243	414	657	36	1996	11/10/2017
Health and Fitness	Greeley	CO		1,484	4,491	—		—		1,484	4,491	5,975	284	1989	11/16/2017
Restaurants - Quick Service	Hutchinson	KS	{f}	194	777	—		—		194	777	971	55	1971	11/16/2017
Medical / Dental	Tyler	TX	{f}	985	5,675	—		—		985	5,675	6,660	350	1999	11/17/2017
Medical / Dental	Lindale	TX	{f}	394	1,429	—		—		394	1,429	1,823	103	2013	11/17/2017
Convenience Stores	Farmington	NM		554	785	—		—		554	785	1,339	80	1998	11/21/2017
Pet Care Services	Franklin	IN		395	2,319	—		—		395	2,319	2,714	145	2007	12/1/2017
Pet Care Services	Fayetteville	AR		905	1,456	—		—		905	1,456	2,361	103	1979	12/1/2017
Pet Care Services	Greenwood	IN		312	593	—		—		312	593	905	40	1952	12/1/2017
Pet Care Services	Indianapolis	IN		52	416	—		—		52	416	468	25	1954	12/1/2017
Early Childhood Education	Lansdowne	VA		2,167	2,982	—		—		2,167	2,982	5,149	201	2006	12/4/2017
Early Childhood Education	Overland Park	KS		1,189	4,062	—		—		1,189	4,062	5,251	262	2017	12/8/2017
Restaurants - Casual Dining	Bossier City	LA		976	2,347	—		—		976	2,347	3,323	163	1993	12/15/2017
Restaurants - Casual Dining	Augusta	GA		1,663	1,909	—		—		1,663	1,909	3,572	126	1982	12/15/2017
Movie Theatres	Dublin	OH		2,126	10,097	—		—		2,126	10,097	12,223	596	1994	12/15/2017
Restaurants - Quick Service	Sylacauga	AL		166	351	—		—		166	351	517	25	1976	12/19/2017
Restaurants - Quick Service	Daleville	AL		127	409	—		—		127	409	536	27	1983	12/19/2017
Restaurants - Quick Service	Roanoke	AL		224	526	—		—		224	526	750	38	1990	12/19/2017
Restaurants - Quick Service	Jasper	AL		370	331	—		—		370	331	701	32	2005	12/19/2017
Restaurants - Quick Service	Alexander City	AL		263	506	—		—		263	506	769	38	2004	12/19/2017
Restaurants - Quick Service	Headland	AL		273	370	—		—		273	370	643	38	2007	12/19/2017
Restaurants - Quick Service	Tallassee	AL		195	302	—		—		195	302	497	25	2008	12/19/2017
Restaurants - Quick Service	Talladega	AL		88	273	—		—		88	273	361	20	1999	12/19/2017
Restaurants - Quick Service	Enterprise	AL		166	380	—		—		166	380	546	28	1974	12/19/2017

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Restaurants - Quick Service	Childersburg	AL		$195	$302	$—	$—	$195	$302	$497	$22	1989	12/19/2017
Restaurants - Quick Service	Valley	AL		185	302	—	—	185	302	487	24	2004	12/19/2017
Restaurants - Quick Service	Selma	AL		175	409	—	—	175	409	584	30	1996	12/19/2017
Restaurants - Casual Dining	Linthcum	MD		1,691	1,124	—	—	1,691	1,124	2,815	98	2004	12/21/2017
Restaurants - Casual Dining	East Point	GA		1,153	831	—	—	1,153	831	1,984	69	2003	12/21/2017
Restaurants - Casual Dining	Pocomoke City	MD		653	849	—	—	653	849	1,502	82	2005	12/21/2017
Restaurants - Casual Dining	D'Iberville	MS		927	623	—	—	927	623	1,550	53	2004	12/21/2017
Restaurants - Casual Dining	Clarksville	TN		861	736	—	—	861	736	1,597	57	2003	12/21/2017
Restaurants - Casual Dining	Scranton	PA		785	755	—	—	785	755	1,540	76	1995	12/21/2017
Restaurants - Casual Dining	Alexander City	AL		511	802	—	—	511	802	1,313	62	2007	12/21/2017
Restaurants - Casual Dining	Columbia	SC		785	500	—	—	785	500	1,285	46	2003	12/21/2017
Restaurants - Casual Dining	Palm City	FL		672	727	—	—	672	727	1,399	58	2003	12/21/2017
Restaurants - Casual Dining	St Robert	MO		644	755	—	—	644	755	1,399	54	2001	12/21/2017
Restaurants - Casual Dining	Jasper	AL		766	292	—	—	766	292	1,058	31	1998	12/21/2017
Restaurants - Quick Service	Jasper	IN	{f}	226	931	—	—	226	931	1,157	60	1998	12/22/2017
Automotive Service	Spring	TX	{f}	721	932	—	300	721	1,232	1,953	107	2017	12/27/2017
Car Washes	Fayetteville	AR		567	1,377	—	—	567	1,377	1,944	95	2011	12/28/2017
Car Washes	Fayetteville	AR		597	1,675	—	—	597	1,675	2,272	117	1980	12/28/2017
Car Washes	Bentonville	AR		1,307	2,436	—	—	1,307	2,436	3,743	166	2017	12/28/2017
Car Washes	Stillwater	OK		320	924	—	—	320	924	1,244	57	2002	12/28/2017
Car Washes	Stillwater	OK		669	1,634	—	—	669	1,634	2,303	113	2006	12/28/2017
Car Washes	Stillwater	OK		825	750	—	—	825	750	1,575	70	2007	12/28/2017
Health and Fitness	Auburn	AL		1,104	2,411	—	—	1,104	2,411	3,515	172	2007	12/29/2017
Health and Fitness	Columbus	GA		2,175	2,540	—	—	2,175	2,540	4,715	199	2005	12/29/2017
Early Childhood Education	Southaven	MS		1,060	1,496	—	124	1,060	1,620	2,680	104	2002	12/29/2017
Restaurants - Quick Service	Saginaw	MI		528	1,086	—	—	528	1,086	1,614	78	2012	1/4/2018
Restaurants - Quick Service	Grand Rapids	MI		299	1,205	—	—	299	1,205	1,504	80	2016	1/4/2018
Restaurants - Quick Service	Grand Rapids	MI		349	1,166	—	—	349	1,166	1,515	70	2013	1/4/2018
Health and Fitness	Wichita	KS		2,594	—	326	4,812	2,920	4,812	7,732	201	2018	1/19/2018
Convenience Stores	Bloomfield	NM		221	784	—	—	221	784	1,005	50	1980	1/24/2018
Early Childhood Education	Trumbull	CT		864	—	206	3,392	1,070	3,392	4,462	41	2018	1/31/2018
Restaurants - Casual Dining	Davenport	IA	{f}	57	479	—	—	57	479	536	25	1955	2/8/2018
Restaurants - Casual Dining	Bettendorf	IA	{f}	402	1,050	—	—	402	1,050	1,452	60	1975	2/8/2018
Restaurants - Casual Dining	Kewanee	IL		115	432	—	—	115	432	547	27	1993	2/8/2018
Restaurants - Casual Dining	Davenport	IA		459	1,304	—	—	459	1,304	1,763	77	1990	2/8/2018
Restaurants - Casual Dining	Davenport	IA		153	1,268	—	—	153	1,268	1,421	68	1952	2/8/2018
Automotive Service	Roseville	MN		489	1,602	—	—	489	1,602	2,091	91	1971	2/16/2018
Automotive Service	Woodbury	MN		978	2,049	—	—	978	2,049	3,027	121	2000	2/16/2018
Grocery	Burlington	NC		762	1,300	—	—	762	1,300	2,062	83	1992	2/16/2018
Health and Fitness	Aiken	SC		1,063	3,787	—	—	1,063	3,787	4,850	208	1998	3/1/2018
Early Childhood Education	Burlington	CT		432	1,408	—	—	432	1,408	1,840	88	2004	3/9/2018
Early Childhood Education	Canton	CT		730	761	—	—	730	761	1,491	61	1979	3/9/2018
Early Childhood Education	Farmington	CT		278	1,459	—	—	278	1,459	1,737	83	1985	3/9/2018
Early Childhood Education	Dublin	OH		740	2,934	—	—	740	2,934	3,674	163	2008	3/13/2018
Movie Theatres	Shelby	NC		1,826	2,798	—	—	1,826	2,798	4,624	174	2004	3/22/2018
Health and Fitness	Tulsa	OK		2,856	—	108	4,329	2,964	4,329	7,293	135	2018	3/22/2018
Restaurants - Family Dining	Pittsburg	KS	{f}	465	792	—	—	465	792	1,257	51	2016	3/29/2018
Automotive Service	Elk River	MN		433	898	—	—	433	898	1,331	53	1996	3/29/2018
Early Childhood Education	San Antonio	TX		482	1,496	—	—	482	1,496	1,978	79	2007	3/29/2018
Pet Care Services	Cave Creek	AZ		1,789	2,540	—	867	1,789	3,407	5,196	145	2008	4/5/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Pet Care Services	Maricopa	AZ		$1,057	$1,057	$—	$969	$1,057	$2,026	$3,083	$66	2008	4/5/2018
Early Childhood Education	Byron Center	MI	{f}	513	1,591	—	—	513	1,591	2,104	101	2012	4/9/2018
Medical / Dental	Springfield	MO		660	1,326	—	—	660	1,326	1,986	76	2014	4/20/2018
Medical / Dental	Rogers	AR	{f}	599	1,229	—	—	599	1,229	1,828	73	2013	4/20/2018
Medical / Dental	Russellville	AR		710	1,297	—	—	710	1,297	2,007	69	2015	4/20/2018
Medical / Dental	Paris	TX		416	1,020	—	—	416	1,020	1,436	59	2013	4/20/2018
Car Washes	Bel Air	MD	{f}	321	3,120	—	—	321	3,120	3,441	166	2016	4/26/2018
Automotive Service	Apex	NC	{f}	229	428	—	—	229	428	657	26	2000	5/1/2018
Automotive Service	Holly Springs	NC	{f}	308	1,283	—	—	308	1,283	1,591	66	2003	5/1/2018
Automotive Service	Fuquay Varina	NC	{f}	487	318	—	—	487	318	805	27	2008	5/1/2018
Movie Theatres	Decatur	AL		1,491	4,350	—	—	1,491	4,350	5,841	253	2013	5/10/2018
Automotive Service	North Canton	OH		481	982	—	—	481	982	1,463	52	1960	5/17/2018
Automotive Service	Clinton Township	MI		1,179	688	—	—	1,179	688	1,867	74	1983	5/17/2018
Automotive Service	Baltimore	MD		206	1,709	—	—	206	1,709	1,915	73	1952	5/17/2018
Convenience Stores	Sartell	MN		988	607	—	—	988	607	1,595	69	2013	5/17/2018
Convenience Stores	St. Augusta	MN		473	1,111	—	—	473	1,111	1,584	75	1978	5/17/2018
Convenience Stores	Rice	MN		782	1,461	—	—	782	1,461	2,243	119	2005	5/17/2018
Convenience Stores	Pine City	MN		792	1,173	—	—	792	1,173	1,965	100	1967	5/17/2018
Convenience Stores	Cambridge	MN		1,008	2,161	—	—	1,008	2,161	3,169	157	2007	5/17/2018
Early Childhood Education	Acworth	GA	{f}	637	1,365	—	—	637	1,365	2,002	86	2000	5/18/2018
Pet Care Services	Lakewood Ranch	FL		442	—	1,054	2,677	1,496	2,677	4,173	56	2019	5/24/2018
Other Services	Bluff City	TN		146	1,347	—	—	146	1,347	1,493	57	1949	6/1/2018
Other Services	Erwin	TN		713	1,484	—	—	713	1,484	2,197	76	1981	6/1/2018
Other Services	Sparta	NC		713	1,942	—	—	713	1,942	2,655	111	1973	6/1/2018
Other Services	Kingsport	TN		1,220	3,143	—	—	1,220	3,143	4,363	185	1979	6/1/2018
Other Services	Cleveland	TN		673	1,083	—	—	673	1,083	1,756	58	1975	6/1/2018
Other Services	Cleveland	TN		615	2,938	—	—	615	2,938	3,553	128	1964	6/1/2018
Other Services	Castlewood	VA		1,259	1,786	—	—	1,259	1,786	3,045	111	1991	6/1/2018
Other Services	Covington	GA		849	3,309	—	—	849	3,309	4,158	173	1991	6/1/2018
Other Services	Harlem	GA		703	1,610	—	—	703	1,610	2,313	84	1895	6/1/2018
Other Services	London	KY		937	2,391	—	—	937	2,391	3,328	135	1999	6/1/2018
Other Services	Elizabethton	TN		254	517	—	—	254	517	771	36	2010	6/1/2018
Other Services	Elizabethton	TN		488	849	—	—	488	849	1,337	45	1996	6/1/2018
Other Services	Mountain City	TN		78	176	—	—	78	176	254	9	1936	6/1/2018
Convenience Stores	Mosinee	WI		260	509	—	—	260	509	769	38	1994	6/15/2018
Convenience Stores	Wausau	WI		311	372	—	—	311	372	683	35	1995	6/15/2018
Convenience Stores	Wausau	WI		402	1,470	—	—	402	1,470	1,872	80	1995	6/15/2018
Convenience Stores	Wausau	WI		502	361	—	—	502	361	863	48	1989	6/15/2018
Convenience Stores	Wausau	WI		412	445	—	—	412	445	857	43	1991	6/15/2018
Convenience Stores	Prentice	WI		1,164	753	—	—	1,164	753	1,917	141	1989	6/15/2018
Convenience Stores	Rothschild	WI		703	760	—	—	703	760	1,463	69	1985	6/15/2018
Convenience Stores	Phillips	WI		191	722	—	—	191	722	913	44	1970	6/15/2018
Convenience Stores	Pound	WI		321	478	—	—	321	478	799	50	1983	6/15/2018
Convenience Stores	Gillett	WI		241	591	—	—	241	591	832	46	1990	6/15/2018
Convenience Stores	Tigerton	WI		954	1,014	—	—	954	1,014	1,968	125	1998	6/15/2018
Convenience Stores	Stevens Point	WI		1,054	522	—	—	1,054	522	1,576	82	1993	6/15/2018
Convenience Stores	Merrill	WI		1,857	1,305	—	—	1,857	1,305	3,162	190	1996	6/15/2018
Convenience Stores	Tomahawk	WI		683	1,008	—	—	683	1,008	1,691	101	1992	6/15/2018
Convenience Stores	Marathon	WI		261	1,244	—	—	261	1,244	1,505	69	1987	6/15/2018
Convenience Stores	Edgar	WI		502	949	—	—	502	949	1,451	78	1984	6/15/2018
Convenience Stores	Plover	WI		1,275	883	—	—	1,275	883	2,158	94	2006	6/15/2018
Convenience Stores	Hatley	WI		783	851	—	—	783	851	1,634	91	1997	6/15/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Convenience Stores	Minoqua	WI		$371	$412	$—	$—	$371	$412	$783	$45	1984	6/15/2018
Convenience Stores	Wittenberg	WI		1,405	1,305	—	—	1,405	1,305	2,710	174	1999	6/15/2018
Convenience Stores	Rudolph	WI		412	840	—	—	412	840	1,252	65	1992	6/15/2018
Convenience Stores	Mountain	WI		371	663	—	—	371	663	1,034	60	1998	6/15/2018
Convenience Stores	Park Falls	WI		392	1,164	—	—	392	1,164	1,556	80	1984	6/15/2018
Convenience Stores	Weston	WI		622	843	—	—	622	843	1,465	74	1993	6/15/2018
Early Childhood Education	Surprise	AZ		1,546	1,736	—	21	1,546	1,757	3,303	89	2008	6/21/2018
Car Washes	Fayetteville	AR		675	2,405	—	—	675	2,405	3,080	111	2018	6/21/2018
Early Childhood Education	Malvern	PA		701	2,084	—	—	701	2,084	2,785	109	2006	6/28/2018
Early Childhood Education	Frazer	PA		730	2,276	—	—	730	2,276	3,006	114	1998	6/28/2018
Early Childhood Education	Glen Mills	PA		3,938	3,246	—	—	3,938	3,246	7,184	225	1992	6/28/2018
Early Childhood Education	Erial	NJ		740	1,546	—	—	740	1,546	2,286	73	2000	6/28/2018
Early Childhood Education	Exton	PA		442	2,007	—	—	442	2,007	2,449	93	2000	6/28/2018
Early Childhood Education	Voorhees	NJ		509	1,892	—	—	509	1,892	2,401	92	2002	6/28/2018
Early Childhood Education	Royersford	PA		259	1,892	—	—	259	1,892	2,151	83	2002	6/28/2018
Early Childhood Education	West Norriton	PA		557	1,998	—	—	557	1,998	2,555	94	2003	6/28/2018
Early Childhood Education	King of Prussia	PA		490	2,171	—	—	490	2,171	2,661	96	2004	6/28/2018
Early Childhood Education	Downingtown	PA		605	2,219	—	—	605	2,219	2,824	103	2007	6/28/2018
Early Childhood Education	Collegeville	PA		423	1,940	—	—	423	1,940	2,363	88	2008	6/28/2018
Early Childhood Education	Phoenixville	PA		1,431	4,466	—	—	1,431	4,466	5,897	219	2010	6/28/2018
Early Childhood Education	Blue Bell	PA		788	3,218	—	—	788	3,218	4,006	143	1967	6/28/2018
Medical / Dental	Mountain Grove	MO		113	527	—	—	113	527	640	27	2012	6/28/2018
Medical / Dental	Harrison	AR		144	835	—	—	144	835	979	37	2006	6/28/2018
Medical / Dental	Jonesboro	AR		329	1,021	—	—	329	1,021	1,350	48	2005	6/28/2018
Medical / Dental	El Dorado	AR		93	228	—	—	93	228	321	11	2000	6/28/2018
Medical / Dental	Berryville	AR		62	120	—	—	62	120	182	8	2000	6/28/2018
Medical / Dental	Batesville	AR		237	1,139	—	—	237	1,139	1,376	56	2017	6/28/2018
Health and Fitness	Salisbury	MA		1,169	14,584	—	—	1,169	14,584	15,753	566	2004	6/29/2018
Health and Fitness	Peabody	MA		3,497	6,523	—	—	3,497	6,523	10,020	279	2009	6/29/2018
Health and Fitness	Methuen	MA		4,544	5,179	—	—	4,544	5,179	9,723	267	2002	6/29/2018
Health and Fitness	Moncks Corner	SC		978	1,439	—	—	978	1,439	2,417	88	2002	6/29/2018
Medical / Dental	Brownsville	TX		172	1,683	—	—	172	1,683	1,855	69	2008	7/13/2018
Pet Care Services	Mesa	AZ		1,329	1,531	—	1,225	1,329	2,756	4,085	74	1990	7/13/2018
Pet Care Services	Chandler	AZ		1,775	3,033	—	1,200	1,775	4,233	6,008	145	2002	7/13/2018
Pet Care Services	Green Valley	AZ		913	2,454	—	920	913	3,374	4,287	111	2015	7/13/2018
Restaurants - Quick Service	Brownsville	KY		297	1,024	—	—	297	1,024	1,321	51	1990	7/18/2018
Car Washes	Athen	GA		1,011	2,536	—	600	1,011	3,136	4,147	164	2006	7/26/2018
Car Washes	Winder	GA		683	2,027	—	—	683	2,027	2,710	105	2008	7/26/2018
Car Washes	Decatur	GA		703	3,031	—	—	703	3,031	3,734	136	1967	7/26/2018
Car Washes	Decatur	GA		828	2,029	—	—	828	2,029	2,857	107	2007	7/26/2018
Car Washes	Duluth	GA		1,261	2,187	—	—	1,261	2,187	3,448	109	2006	7/26/2018
Restaurants - Quick Service	Fort Oglethorpe	GA		1,283	1,045	—	—	1,283	1,045	2,328	50	2001	8/8/2018
Restaurants - Quick Service	Ringgold	GA		387	1,406	—	—	387	1,406	1,793	69	2015	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		438	1,061	—	—	438	1,061	1,499	51	2009	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		876	1,255	—	—	876	1,255	2,131	63	2004	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		1,497	1,161	—	—	1,497	1,161	2,658	55	2012	8/8/2018
Restaurants - Quick Service	Dayton	TN		468	1,283	—	—	468	1,283	1,751	65	2016	8/8/2018
Restaurants - Quick Service	Ooltewah	TN		1,079	1,262	—	—	1,079	1,262	2,341	58	2003	8/8/2018
Restaurants - Quick Service	Soddy Daisy	TN		825	992	—	—	825	992	1,817	55	2006	8/8/2018
Automotive Service	Oklahoma City	OK		152	596	—	—	152	596	748	28	1980	8/9/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Automotive Service	Midwest City	OK		$253	$495	$—	$—	$253	$495	$748	$29	1995	8/9/2018
Automotive Service	Del City	OK		364	384	—	—	364	384	748	28	1985	8/9/2018
Automotive Service	Midwest City	OK		172	526	—	—	172	526	698	25	1980	8/9/2018
Early Childhood Education	Eden Prairie	MN	{f}	1,264	1,651	—	—	1,264	1,651	2,915	106	1995	8/10/2018
Restaurants - Quick Service	Blytheville	AR		785	736	—	—	785	736	1,521	40	2007	8/22/2018
Restaurants - Quick Service	Paragould	AR		744	784	—	—	744	784	1,528	38	2008	8/22/2018
Restaurants - Quick Service	Van Buren	AR		642	946	—	—	642	946	1,588	45	2008	8/22/2018
Convenience Stores	Seguin	TX		435	995	—	—	435	995	1,430	48	1974	9/4/2018
Convenience Stores	Burleson	TX		823	1,660	—	—	823	1,660	2,483	91	1985	9/4/2018
Convenience Stores	Winfield	TX		908	2,474	—	—	908	2,474	3,382	137	1979	9/4/2018
Automotive Service	Pontiac	MI		445	1,077	—	—	445	1,077	1,522	54	1978	9/7/2018
Restaurants - Quick Service	San Angelo	TX	{f}	161	806	—	—	161	806	967	35	1978	9/12/2018
Health and Fitness	Springfield	OR	{f}	2,024	2,468	—	—	2,024	2,468	4,492	132	1999	9/13/2018
Health and Fitness	Eugene	OR	{f}	1,046	2,986	—	—	1,046	2,986	4,032	125	1980	9/13/2018
Early Childhood Education	San Antonio	TX		617	2,258	—	—	617	2,258	2,875	95	2008	9/14/2018
Early Childhood Education	Colleyville	TX	{f}	695	1,022	—	—	695	1,022	1,717	47	1997	9/18/2018
Restaurants - Quick Service	Marion	AR		459	920	—	—	459	920	1,379	44	2007	9/21/2018
Entertainment	Metairie	LA		1,323	2,143	—	—	1,323	2,143	3,466	97	2016	9/21/2018
Restaurants - Quick Service	Montrose	CO		698	1,036	—	—	698	1,036	1,734	49	2000	9/25/2018
Restaurants - Family Dining	Augusta	GA		825	894	—	—	825	894	1,719	38	1968	9/25/2018
Restaurants - Family Dining	Macon	GA		648	992	—	—	648	992	1,640	42	1983	9/25/2018
Restaurants - Family Dining	Macon	GA		923	972	—	—	923	972	1,895	50	1972	9/25/2018
Restaurants - Quick Service	Fairbanks	AK		438	1,524	—	—	438	1,524	1,962	69	1971	9/27/2018
Restaurants - Quick Service	Fairbanks	AK		687	1,633	—	—	687	1,633	2,320	75	2006	9/27/2018
Medical / Dental	Abilene	TX		336	1,959	—	—	336	1,959	2,295	76	2006	9/27/2018
Automotive Service	Bremen	IN	{f}	221	1,284	—	—	221	1,284	1,505	48	1970	9/28/2018
Car Washes	Springdale	AR		1,405	3,139	—	—	1,405	3,139	4,544	131	2018	9/28/2018
Restaurants - Quick Service	Andalusia	AL		384	727	—	—	384	727	1,111	34	1988	9/28/2018
Medical / Dental	Forrest City	AR		143	608	—	—	143	608	751	26	2007	9/28/2018
Early Childhood Education	Ashburn	VA		898	671	—	—	898	671	1,569	31	2001	9/28/2018
Restaurants - Quick Service	North Richard Hills	TX		875	1,113	—	—	875	1,113	1,988	58	2017	9/28/2018
Restaurants - Quick Service	Grapevine	TX		775	904	—	—	775	904	1,679	48	2016	9/28/2018
Restaurants - Quick Service	St Augustine	FL		917	1,964	—	—	917	1,964	2,881	81	2010	9/28/2018
Early Childhood Education	Fleming Island	FL	{f}	872	2,523	—	—	872	2,523	3,395	91	2006	9/28/2018
Restaurants - Quick Service	Hot Springs	AR		240	899	—	—	240	899	1,139	35	1979	10/4/2018
Health and Fitness	Tucson	AZ		4,227	—	114	3,466	4,341	3,466	7,807	8	2019	10/10/2018
Restaurants - Quick Service	Countryside	IL		727	1,302	—	—	727	1,302	2,029	51	2013	10/26/2018
Medical / Dental	Midland	TX		298	1,760	—	—	298	1,760	2,058	57	1993	10/31/2018
Early Childhood Education	McDonough	GA		604	2,065	—	—	604	2,065	2,669	78	2002	11/2/2018
Convenience Stores	Tucson	AZ		977	827	—	—	977	827	1,804	57	1985	11/7/2018
Convenience Stores	Phoenix	AZ		1,037	429	—	—	1,037	429	1,466	25	1987	11/7/2018
Convenience Stores	Centralia	WA		568	509	—	—	568	509	1,077	33	1976	11/7/2018
Medical / Dental	Montgomery	AL	{f}	454	1,528	—	—	454	1,528	1,982	57	2004	11/7/2018
Medical / Dental	Prattville	AL	{f}	237	857	—	—	237	857	1,094	31	2012	11/7/2018
Convenience Stores	Duncaville	TX		469	538	—	—	469	538	1,007	30	1980	11/8/2018
Early Childhood Education	Canton	GA		504	2,079	—	—	504	2,079	2,583	78	2006	11/9/2018
Restaurants - Quick Service	Pembroke	NY		577	898	—	—	577	898	1,475	47	2017	11/28/2018
Medical / Dental	Fort Worth	TX		466	845	—	—	466	845	1,311	32	1997	11/30/2018
Medical / Dental	Arlington	TX		546	649	—	—	546	649	1,195	28	1999	11/30/2018
Medical / Dental	Burleson	TX		61	1,091	—	—	61	1,091	1,152	30	1942	11/30/2018
Medical / Dental	Dallas	TX		1,813	3,606	—	—	1,813	3,606	5,419	110	1979	11/30/2018
Early Childhood Education	Olive Branch	MS		1,027	1,050	—	—	1,027	1,050	2,077	56	2009	12/5/2018

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Early Childhood Education	Manchester	CT		$915	$939	$—		$568		$915	$1,507	$2,422	$35	1977	12/7/2018
Early Childhood Education	Macon	GA	{f}	538	1,067	—		—		538	1,067	1,605	45	2007	12/14/2018
Early Childhood Education	Macon	GA	{f}	508	1,067	—		—		508	1,067	1,575	40	2008	12/14/2018
Entertainment	Andover	MN		898	1,208	—		—		898	1,208	2,106	47	2005	12/12/2018
Entertainment	Rochester	MN		379	968	—		—		379	968	1,347	31	1958	12/12/2018
Entertainment	South St. Paul	MN		1,008	928	—		—		1,008	928	1,936	40	1978	12/12/2018
Entertainment	Mounds View	MN		1,986	3,264	—		—		1,986	3,264	5,250	121	1967	12/12/2018
Entertainment	St. Paul Park	MN		529	1,058	—		—		529	1,058	1,587	41	1959	12/12/2018
Entertainment	Oakdale	MN		2,136	5,699	—		—		2,136	5,699	7,835	193	2009	12/12/2018
Entertainment	Monticello	MN		1,527	3,414	—		—		1,527	3,414	4,941	144	2007	12/12/2018
Entertainment	St. Paul	MN		1,218	1,407	—		—		1,218	1,407	2,625	51	1955	12/12/2018
Entertainment	Ramsey	MN		609	749	—		—		609	749	1,358	42	1988	12/12/2018
Health and Fitness	Winston Salem	NC		986	1,205	(75)	(g)	(90)	(g)	911	1,115	2,026	36	1972	12/19/2018
Automotive Service	Denton	TX	{f}	1,278	1,582	—		—		1,278	1,582	2,860	65	1982	12/20/2018
Car Washes	Dubuque	IA		990	2,121	—		—		990	2,121	3,111	73	1992	12/20/2018
Car Washes	Davenport	IA		757	2,394	—		—		757	2,394	3,151	79	1990	12/20/2018
Car Washes	Rock Island	IL		1,030	2,949	—		—		1,030	2,949	3,979	97	1996	12/20/2018
Pet Care Services	Georgetown	TX		753	—	—		—		753	—	753	—		12/21/2018
Pet Care Services	Middleburg	FL		803	—	—		—		803	—	803	—		12/21/2018
Early Childhood Education	Arlington	TX		1,296	3,239	—		—		1,296	3,239	4,535	103	1989	12/27/2018
Home Furnishings	Kansas City	MO		273	4,683	—		—		273	4,683	4,956	128	2007	12/28/2018
Restaurants - Casual Dining	Flint	MI		619	274	—		—		619	274	893	19	1975	1/2/2019
Restaurants - Casual Dining	Saginaw	MI		335	294	—		—		335	294	629	17	1967	1/2/2019
Automotive Service	Ft. Lupton	CO		339	309	—		—		339	309	648	14	2006	1/7/2019
Automotive Service	Brighton	CO		226	1,024	—		—		226	1,024	1,250	30	1994	1/7/2019
Automotive Service	Longmont	CO		390	415	—		—		390	415	805	16	1985	1/7/2019
Automotive Service	Garden City	CO		134	544	—		—		134	544	678	18	1984	1/7/2019
Car Washes	Brighton	CO		205	156	—		—		205	156	361	7	1999	1/7/2019
Restaurants - Quick Service	Alexandria	LA	{f}	271	953	—		—		271	953	1,224	31	1985	1/10/2019
Restaurants - Quick Service	Leesville	LA	{f}	140	812	—		—		140	812	952	26	1983	1/10/2019
Restaurants - Quick Service	Griffin	GA	{f}	923	1,103	—		—		923	1,103	2,026	38	1983	1/10/2019
Car Washes	Springdale	AR		1,032	2,325	—		—		1,032	2,325	3,357	82	2018	1/10/2019
Entertainment	Nampa	ID		886	2,768	—		—		886	2,768	3,654	75	2008	1/17/2019
Medical / Dental	West Memphis	AR		247	543	—		—		247	543	790	19	2007	1/22/2019
Car Washes	Rogers	AR		550	2,200	—		—		550	2,200	2,750	69	2018	1/25/2019
Early Childhood Education	Gilbert	AZ		1,074	—	—		—		1,074	—	1,074	—		1/29/2019
Pet Care Services	Denham Springs	LA		485	701	—		—		485	701	1,186	24	2007	1/31/2019
Medical / Dental	Little Rock	AR		770	1,562	—		—		770	1,562	2,332	44	2004	1/31/2019
Medical / Dental	Bryant	AR		460	1,519	—		—		460	1,519	1,979	41	2014	1/31/2019
Restaurants - Quick Service	Ruston	LA	{f}	544	1,399	—		—		544	1,399	1,943	45	2016	2/14/2019
Restaurants - Quick Service	El Dorado	AR	{f}	661	1,448	—		—		661	1,448	2,109	49	2017	2/14/2019
Restaurants - Quick Service	Percival	IA	{f}	578	1,252	—		—		578	1,252	1,830	45	2004	2/15/2019
Early Childhood Education	Garner	NC		378	1,962	—		—		378	1,962	2,340	49	2007	2/28/2019
Restaurants - Casual Dining	Wilder	KY		317	1,169	—		—		317	1,169	1,486	29	2010	2/28/2019
Medical / Dental	Meridian	MS		886	5,947	—		—		886	5,947	6,833	136	2006	3/8/2019
Health and Fitness	Abilene	TX		1,326	2,478	—		144		1,326	2,622	3,948	77	1974	3/8/2019
Early Childhood Education	St. Augustine	FL		183	1,436	—		—		183	1,436	1,619	35	2016	3/8/2019
Early Childhood Education	St. Augustine	FL		611	2,149	—		—		611	2,149	2,760	56	2006	3/8/2019
Early Childhood Education	St. Augustine	FL		1,385	2,108	—		—		1,385	2,108	3,493	66	1981	3/8/2019
Automotive Service	Brighton	CO		551	569	—		—		551	569	1,120	19	2003	3/13/2019
Automotive Service	Thornton	CO		337	355	—		—		337	355	692	10	1980	3/13/2019
Health and Fitness	Las Vegas	NV	{f}	491	2,543	—		—		491	2,543	3,034	61	1970	3/13/2019

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Automotive Service	St. Augusta	MN	{f}	$518	$1,057	$—	$—	$518	$1,057	$1,575	$36	1991	3/13/2019
Pet Care Services	Carbondale	IL		605	713	—	—	605	713	1,318	26	1986	3/29/2019
Pet Care Services	Energy	IL		313	254	—	—	313	254	567	8	1995	3/29/2019
Pet Care Services	Crete	NE		381	332	—	—	381	332	713	16	1967	3/29/2019
Pet Care Services	Ballwin	MO		537	752	—	—	537	752	1,289	20	1986	3/29/2019
Pet Care Services	Pea Ridge	AR		518	654	—	—	518	654	1,172	20	1996	3/29/2019
Pet Care Services	Norman	OK		225	283	—	—	225	283	508	14	1993	3/29/2019
Pet Care Services	Martinsville	IN		88	664	—	—	88	664	752	14	1989	3/29/2019
Pet Care Services	Carbondale	IL		557	537	—	—	557	537	1,094	23	1976	3/29/2019
Pet Care Services	Nashville	IN		146	703	—	—	146	703	849	17	1970	3/29/2019
Entertainment	Monroeville	PA		823	2,028	—	—	823	2,028	2,851	60	2016	3/29/2019
Early Childhood Education	Stockbridge	GA		645	1,345	—	—	645	1,345	1,990	33	2004	3/29/2019
Entertainment	Huntersville	NC		4,087	9,719	—	—	4,087	9,719	13,806	215	1996	3/29/2019
Entertainment	Greensboro	NC		2,593	8,381	—	—	2,593	8,381	10,974	191	1988	3/29/2019
Medical / Dental	Tuscaloosa	AL		262	1,682	—	—	262	1,682	1,944	35	1991	3/29/2019
Early Childhood Education	Duluth	GA		843	2,539	—	—	843	2,539	3,382	55	1994	3/29/2019
Medical / Dental	Indianapolis	IN		509	3,504	—	—	509	3,504	4,013	72	2016	3/29/2019
Medical / Dental	Fort Wayne	IN		4,006	—	—	—	4,006	—	4,006	—		3/29/2019
Restaurants - Quick Service	Woodstock	GA	{f}	435	932	—	—	435	932	1,367	22	1990	4/5/2019
Restaurants - Quick Service	Commerce	GA	{f}	435	851	—	—	435	851	1,286	20	1990	4/5/2019
Health and Fitness	Norman	OK		730	2,937	—	559	730	3,496	4,226	86	2018	4/17/2019
Convenience Stores	Alpena	AR		151	667	—	—	151	667	818	13	1970	4/19/2019
Convenience Stores	Mountain Home	AR		171	476	—	—	171	476	647	12	1988	4/19/2019
Convenience Stores	Gassville	AR		181	688	—	—	181	688	869	13	1995	4/19/2019
Convenience Stores	Mountain Home	AR		242	747	—	—	242	747	989	17	1977	4/19/2019
Early Childhood Education	Alpharetta	GA		835	865	—	400	835	1,265	2,100	22	1999	4/30/2019
Early Childhood Education	Johns Creek	GA		1,137	744	—	—	1,137	744	1,881	23	2004	4/30/2019
Medical / Dental	Tyler	TX		365	477	—	—	365	477	842	9	1940	5/15/2019
Medical / Dental	Groesbeck	TX		142	406	—	—	142	406	548	8	2005	5/15/2019
Medical / Dental	Greenville	TX		172	609	—	—	172	609	781	13	1985	5/15/2019
Medical / Dental	Marshall	TX		487	1,167	—	—	487	1,167	1,654	22	1969	5/15/2019
Pet Care Services	Prescott	AZ		223	1,277	—	—	223	1,277	1,500	21	1990	5/24/2019
Entertainment	Trussville	AL		4,403	5,693	—	—	4,403	5,693	10,096	111	2002	5/30/2019
Early Childhood Education	Coral Springs	FL		1,939	2,639	—	—	1,939	2,639	4,578	53	2004	5/31/2019
Convenience Stores	New Lexington	OH		595	832	—	—	595	832	1,427	25	1997	6/6/2019
Convenience Stores	Waterford	PA		467	383	—	—	467	383	850	18	1996	6/6/2019
Convenience Stores	Creston	OH		596	630	—	—	596	630	1,226	17	1997	6/6/2019
Convenience Stores	Alexandria	KY		425	502	—	—	425	502	927	19	1998	6/6/2019
Convenience Stores	Richmond	KY		1,132	357	—	—	1,132	357	1,489	20	1998	6/6/2019
Convenience Stores	Canton	OH		782	392	—	—	782	392	1,174	21	1998	6/6/2019
Convenience Stores	Wooster	OH		516	862	—	—	516	862	1,378	26	1998	6/6/2019
Convenience Stores	Louisville	KY		571	395	—	—	571	395	966	17	1998	6/6/2019
Convenience Stores	Fairfield	OH		426	305	—	—	426	305	731	14	1999	6/6/2019
Convenience Stores	Nicholasville	KY		864	264	—	—	864	264	1,128	14	1999	6/6/2019
Convenience Stores	Louisville	KY		634	772	—	—	634	772	1,406	22	1998	6/6/2019
Convenience Stores	Paris	KY		965	538	—	—	965	538	1,503	20	1998	6/6/2019
Convenience Stores	Fairborn	OH		553	386	—	—	553	386	939	16	1998	6/6/2019
Convenience Stores	Eastlake	OH		804	861	—	—	804	861	1,665	31	1998	6/6/2019
Convenience Stores	Beavercreek	OH		1,066	574	—	—	1,066	574	1,640	30	1999	6/6/2019
Convenience Stores	Milford	OH		675	738	—	—	675	738	1,413	27	1998	6/6/2019
Convenience Stores	Louisville	KY		883	402	—	—	883	402	1,285	19	1998	6/6/2019
Convenience Stores	Wauseon	OH		722	381	—	—	722	381	1,103	19	1998	6/6/2019

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Convenience Stores	Milan	OH		$585	$770	$—	$—	$585	$770	$1,355	$28	1999	6/6/2019
Convenience Stores	Canton	OH		565	767	—	—	565	767	1,332	24	1999	6/6/2019
Convenience Stores	Mount Sterling	KY		721	383	—	—	721	383	1,104	14	1998	6/6/2019
Convenience Stores	Lorain	OH		696	854	—	—	696	854	1,550	32	1999	6/6/2019
Convenience Stores	Fairdale	KY		683	711	—	—	683	711	1,394	26	1999	6/6/2019
Convenience Stores	South Bloomfield	OH		1,381	894	—	—	1,381	894	2,275	53	1999	6/6/2019
Convenience Stores	Newtown	OH		373	346	—	—	373	346	719	12	1999	6/6/2019
Convenience Stores	Hudson	OH		1,270	670	—	—	1,270	670	1,940	36	1999	6/6/2019
Convenience Stores	Seymour	IN		840	838	—	—	840	838	1,678	34	1999	6/6/2019
Convenience Stores	Powell	OH		841	503	—	—	841	503	1,344	22	1996	6/6/2019
Convenience Stores	Avon	OH		561	392	—	—	561	392	953	13	1999	6/6/2019
Convenience Stores	Columbus	OH		644	702	—	—	644	702	1,346	27	1999	6/6/2019
Convenience Stores	Louisville	KY		1,119	450	—	—	1,119	450	1,569	24	1999	6/6/2019
Convenience Stores	Bedford	OH		655	619	—	—	655	619	1,274	22	1999	6/6/2019
Convenience Stores	Elizabethtown	KY		1,446	856	—	—	1,446	856	2,302	37	1999	6/6/2019
Convenience Stores	Parma	OH		884	903	—	—	884	903	1,787	29	2001	6/6/2019
Restaurants - Casual Dining	Warren	MI		983	1,685	—	—	983	1,685	2,668	39	1969	6/7/2019
Restaurants - Casual Dining	Detroit	MI		572	923	—	—	572	923	1,495	19	1948	6/7/2019
Restaurants - Casual Dining	Dearborn	MI		702	2,397	—	—	702	2,397	3,099	40	1992	6/7/2019
Restaurants - Casual Dining	Farmington Hills	MI		883	2,337	—	—	883	2,337	3,220	45	1964	6/7/2019
Restaurants - Casual Dining	Livonia	MI		943	1,725	—	—	943	1,725	2,668	36	1974	6/7/2019
Restaurants - Quick Service	Albion	NY	{f}	600	1,089	—	—	600	1,089	1,689	22	1968	6/12/2019
Medical / Dental	Huntsville	TX		277	503	—	—	277	503	780	10	2003	6/13/2019
Medical / Dental	Longview	TX		257	452	—	—	257	452	709	7	1998	6/13/2019
Convenience Stores	Deming	NM		384	676	—	—	384	676	1,060	14	1990	6/21/2019
Restaurants - Casual Dining	Danville	IL	{f}	553	1,619	—	—	553	1,619	2,172	28	1991	6/26/2019
Restaurants - Casual Dining	Wooster	OH	{f}	955	1,720	—	—	955	1,720	2,675	29	1995	6/26/2019
Restaurants - Casual Dining	New Philadelphia	OH		1,116	2,001	—	—	1,116	2,001	3,117	33	1991	6/26/2019
Restaurants - Casual Dining	Bristol	VA		1,136	1,991	—	—	1,136	1,991	3,127	32	2005	6/26/2019
Early Childhood Education	Olympia	WA		377	1,569	—	—	377	1,569	1,946	25	2002	6/27/2019
Early Childhood Education	Tumwater	WA		665	1,003	—	—	665	1,003	1,668	15	1997	6/27/2019
Early Childhood Education	Klamath Falls	OR		447	1,202	—	—	447	1,202	1,649	20	2010	6/27/2019
Early Childhood Education	Gig Harbor	WA		546	665	—	—	546	665	1,211	11	1990	6/27/2019
Early Childhood Education	Olympia	WA		477	566	—	—	477	566	1,043	11	1984	6/27/2019
Early Childhood Education	Tacoma	WA		427	1,410	—	—	427	1,410	1,837	23	1987	6/27/2019
Early Childhood Education	Olympia	WA		218	506	—	—	218	506	724	9	1924	6/27/2019
Restaurants - Casual Dining	Cadillac	MI		41	1,627	—	—	41	1,627	1,668	20	1906	6/27/2019
Restaurants - Casual Dining	Alden	MI		102	671	—	—	102	671	773	9	1952	6/27/2019
Medical / Dental	Highland	AR	{f}	182	1,060	—	—	182	1,060	1,242	17	2008	6/27/2019
Restaurants - Family Dining	Kelso	WA		804	1,846	—	—	804	1,846	2,650	33	1982	6/27/2019
Restaurants - Family Dining	Port Orchard	WA		983	2,015	—	—	983	2,015	2,998	37	1999	6/27/2019
Restaurants - Family Dining	Milwaukee	WI		1,526	2,365	—	—	1,526	2,365	3,891	46	2018	6/28/2019
Restaurants - Quick Service	Sisseton	SD		70	259	—	—	70	259	329	5	1984	6/28/2019
Restaurants - Quick Service	Knoxville	IA		199	528	—	—	199	528	727	11	1972	6/28/2019
Restaurants - Quick Service	Centerville	IA		259	538	—	—	259	538	797	11	1975	6/28/2019
Pet Care Services	Lancaster	SC		554	1,017	—	—	554	1,017	1,571	18	1994	6/28/2019
Convenience Stores	Yuma	CO	{f}	430	990	—	—	430	990	1,420	18	1977	6/28/2019
Car Washes	Sioux Falls	SD		757	2,519	—	—	757	2,519	3,276	38	2006	6/28/2019
Car Washes	Sioux Falls	SD		627	1,852	—	—	627	1,852	2,479	30	2015	6/28/2019
Car Washes	Sioux Falls	SD		1,225	2,678	—	—	1,225	2,678	3,903	42	2017	6/28/2019
Car Washes	Sioux Falls	SD		1,484	2,768	—	—	1,484	2,768	4,252	43	2017	6/28/2019
Medical / Dental	Amarillo	TX	{f}	396	2,588	—	—	396	2,588	2,984	35	1994	6/28/2019

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Early Childhood Education	Nashville	TN		$1,326	$1,945	$—	$—	$1,326	$1,945	$3,271	$45	1996	7/5/2019
Early Childhood Education	Myrtle Beach	SC		319	532	—	36	319	568	887	11	1999	7/5/2019
Health and Fitness	Champaign	IL		1,133	2,226	—	2,150	1,133	4,376	5,509	50	1986	7/11/2019
Convenience Stores	Flippin	AR		518	269	—	—	518	269	787	11	2004	7/16/2019
Convenience Stores	Mountain Home	AR		229	348	—	—	229	348	577	7	1960	7/16/2019
Convenience Stores	Milan	TN		358	279	—	—	358	279	637	8	2003	7/16/2019
Convenience Stores	Wynne	AR		378	219	—	—	378	219	597	9	1992	7/16/2019
Convenience Stores	Montain View	AR		438	2,678	—	—	438	2,678	3,116	35	1999	7/16/2019
Convenience Stores	Bull Shoals	AR		319	259	—	—	319	259	578	8	1999	7/16/2019
Convenience Stores	Marshall	AR		856	2,011	—	—	856	2,011	2,867	33	2012	7/16/2019
Convenience Stores	Mountain Home	AR		368	378	—	—	368	378	746	10	1999	7/16/2019
Convenience Stores	Midway	AR		388	488	—	—	388	488	876	12	1995	7/16/2019
Convenience Stores	West Plains	MO		159	368	—	—	159	368	527	7	2000	7/16/2019
Restaurants - Quick Service	Cabot	AR		479	1,189	—	—	479	1,189	1,668	17	2008	7/31/2019
Restaurants - Quick Service	Searcy	AR		359	1,150	—	—	359	1,150	1,509	16	2008	7/31/2019
Restaurants - Quick Service	Conway	AR		528	1,045	—	—	528	1,045	1,573	14	2009	7/31/2019
Medical / Dental	Amarillo	TX		1,309	6,791	—	—	1,309	6,791	8,100	79	1994	7/31/2019
Restaurants - Quick Service	Owosso	MI		693	732	—	—	693	732	1,425	11	1998	8/15/2019
Restaurants - Quick Service	Stevensville	MI		655	712	—	—	655	712	1,367	11	1981	8/15/2019
Early Childhood Education	Schaumburg	IL		866	—	—	—	866	—	866	—		8/30/2019
Restaurants - Quick Service	Cloverdale	IN		226	288	—	341	226	629	855	5	1996	9/3/2019
Restaurants - Quick Service	Port Huron	MI		784	746	—	—	784	746	1,530	9	1973	9/5/2019
Restaurants - Quick Service	Cedar Springs	MI		671	1,369	—	—	671	1,369	2,040	14	2000	9/5/2019
Health and Fitness	Gainesville	FL		1,312	2,488	—	581	1,312	3,069	4,381	24	1983	9/6/2019
Restaurants - Quick Service	Louisville	MS	{f}	155	680	—	—	155	680	835	7	2018	9/13/2019
Restaurants - Quick Service	Macon	MS	{f}	330	340	—	—	330	340	670	5	1992	9/13/2019
Restaurants - Quick Service	Ruleville	MS	{f}	196	422	—	—	196	422	618	6	2017	9/13/2019
Restaurants - Quick Service	Quitman	MS	{f}	309	237	—	—	309	237	546	5	1978	9/13/2019
Restaurants - Quick Service	Philadelphia	MS	{f}	330	371	—	—	330	371	701	7	2003	9/13/2019
Restaurants - Quick Service	Prentiss	MS	{f}	350	350	—	—	350	350	700	6	1978	9/13/2019
Restaurants - Quick Service	Aston	PA		440	522	—	—	440	522	962	8	1963	9/13/2019
Restaurants - Quick Service	Essex	MD		338	624	—	—	338	624	962	8	2002	9/13/2019
Pet Care Services	Kittrell	NC	{f}	303	394	—	—	303	394	697	5	2014	9/19/2019
Convenience Stores	Gassville	AR		1,178	673	—	—	1,178	673	1,851	18	1999	9/20/2019
Convenience Stores	West Plains	MO		663	327	—	—	663	327	990	11	1999	9/20/2019
Convenience Stores	Bald Knob	AR		1,258	743	—	—	1,258	743	2,001	23	2006	9/20/2019
Convenience Stores	Willow Springs	MO		663	1,327	—	—	663	1,327	1,990	18	2003	9/20/2019
Convenience Stores	Mountain Home	AR		852	396	—	—	852	396	1,248	12	1999	9/20/2019
Convenience Stores	Jonesboro	AR		1,396	505	—	—	1,396	505	1,901	21	1998	9/20/2019
Convenience Stores	Calico Rock	AR		475	327	—	—	475	327	802	9	1979	9/20/2019
Convenience Stores	Wheatley	AR		733	535	—	—	733	535	1,268	14	1993	9/20/2019
Convenience Stores	Atkins	AR		525	376	—	—	525	376	901	7	1990	9/20/2019
Convenience Stores	Russellville	AR		426	455	—	—	426	455	881	9	1991	9/20/2019
Convenience Stores	Russellville	AR		525	396	—	—	525	396	921	9	2000	9/20/2019
Convenience Stores	Harrisburg	AR		446	842	—	—	446	842	1,288	11	2007	9/20/2019
Convenience Stores	Horseshoe Bend	AR		376	327	—	—	376	327	703	6	1999	9/20/2019
Convenience Stores	Koshkonong	MO		604	743	—	—	604	743	1,347	12	1997	9/20/2019
Health and Fitness	Greenville	SC		732	1,361	—	—	732	1,361	2,093	10	1993	9/25/2019
Health and Fitness	Anderson	SC		691	1,402	—	—	691	1,402	2,093	11	1997	9/25/2019
Health and Fitness	Spartanburg	SC		1,052	1,474	—	—	1,052	1,474	2,526	12	2010	9/25/2019
Car Washes	Denver	CO		1,594	1,484	—	—	1,594	1,484	3,078	14	2012	9/26/2019
Car Washes	Aurora	CO		703	1,504	—	—	703	1,504	2,207	13	2008	9/26/2019

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Car Washes	Denver	CO		$1,103	$1,805	$—	$—	$1,103	$1,805	$2,908	$15	2014	9/26/2019
Car Washes	Fort Collins	CO		491	1,093	—	—	491	1,093	1,584	9	2002	9/26/2019
Car Washes	Thornton	CO		582	1,795	—	—	582	1,795	2,377	15	2018	9/26/2019
Restaurants - Family Dining	Cheyenne	WY		739	1,569	—	—	739	1,569	2,308	13	1982	9/27/2019
Early Childhood Education	Frankfort	KY		387	1,224	—	—	387	1,224	1,611	10	2002	9/27/2019
Pet Care Services	Onalaska	WI	{f}	403	598	—	—	403	598	1,001	6	2011	9/27/2019
Restaurants - Quick Service	Jonesboro	AR		1,213	1,108	—	—	1,213	1,108	2,321	10	2006	9/30/2019
Restaurants - Quick Service	Bryant	AR		622	885	—	—	622	885	1,507	7	2008	9/30/2019
Restaurants - Casual Dining	West Chester	OH		878	1,088	—	—	878	1,088	1,966	11	2004	9/30/2019
Early Childhood Education	Leawood	KS	{f}	867	851	—	—	867	851	1,718	10	2007	9/30/2019
Grocery	Claremore	OK	{f}	246	3,330	—	—	246	3,330	3,576	23	1989	9/30/2019
Other Services	Little Rock	AR		1,492	1,037	—	—	1,492	1,037	2,529	6	1982	9/30/2019
Other Services	Conyers	GA		1,821	6,235	—	—	1,821	6,235	8,056	36	1999	9/30/2019
Other Services	LaVergne	TN		2,790	2,302	—	—	2,790	2,302	5,092	13	2018	9/30/2019
Other Services	Seattle	WA		2,905	3,287	—	—	2,905	3,287	6,192	16	1977	9/30/2019
Automotive Service	Albany	GA		410	421	—	—	410	421	831	4	1994	10/1/2019
Automotive Service	Bainridge	GA		339	288	—	—	339	288	627	2	1999	10/1/2019
Automotive Service	Hinesville	GA		298	310	—	—	298	310	608	3	1998	10/1/2019
Automotive Service	Macon	GA		154	287	—	—	154	287	441	2	2000	10/1/2019
Automotive Service	Perry	GA		133	447	—	—	133	447	580	3	1996	10/1/2019
Automotive Service	Valdosta	GA		215	274	—	—	215	274	489	3	1996	10/1/2019
Automotive Service	Pratville	AL		451	636	—	—	451	636	1,087	5	2003	10/1/2019
Automotive Service	Montgomery	AL		318	246	—	—	318	246	564	2	1991	10/1/2019
Pet Care Services	Medford	OR	{f}	192	324	—	—	192	324	516	3	1990	10/4/2019
Medical / Dental	Horizon City	TX		3,587	11,550	—	—	3,587	11,550	15,137	85	2017	10/10/2019
Medical / Dental	El Paso	TX		121	11,529	—	—	121	11,529	11,650	74	2019	10/10/2019
Convenience Stores	Houston	TX		631	662	—	—	631	662	1,293	7	2009	10/11/2019
Convenience Stores	Pasadena	TX		869	2,152	—	—	869	2,152	3,021	20	2016	10/11/2019
Early Childhood Education	Conway	SC		201	-	—	—	201	—	201	—		10/17/2019
Convenience Stores	Avon	MN		673	1,204	—	—	673	1,204	1,877	10	2004	10/17/2019
Car Washes	Davenport	IA		1,038	1,705	—	—	1,038	1,705	2,743	12	2001	10/24/2019
Car Washes	Moline	IL		1,120	1,572	—	—	1,120	1,572	2,692	10	1998	10/24/2019
Medical / Dental	West Helena	AR		155	1,052	—	—	155	1,052	1,207	5	2003	10/28/2019
Other Services	Springfield	MO		1,313	1,663	—	—	1,313	1,663	2,976	6	2007	10/31/2019
Early Childhood Education	Charlotte	NC		860	1,657	—	—	860	1,657	2,517	8	1996	11/1/2019
Pet Care Services	Brandon	FL		134	876	—	—	134	876	1,010	4	2003	11/1/2019
Pet Care Services	Griffin	GA		196	495	—	—	196	495	691	3	1979	11/1/2019
Pet Care Services	Indianapolis	IN		165	453	—	—	165	453	618	3	1967	11/1/2019
Pet Care Services	Wildwood	FL		350	1,165	—	—	350	1,165	1,515	7	2005	11/1/2019
Early Childhood Education	Tucson	AZ		586	885	—	—	586	885	1,471	5	1965	11/5/2019
Early Childhood Education	Tucson	AZ		339	730	—	—	339	730	1,069	4	1975	11/5/2019
Early Childhood Education	Tucson	AZ		463	1,440	—	—	463	1,440	1,903	7	1985	11/5/2019
Early Childhood Education	Tempe	AZ		494	586	—	—	494	586	1,080	3	1971	11/5/2019
Early Childhood Education	Tucson	AZ		401	453	—	—	401	453	854	3	1971	11/5/2019
Early Childhood Education	Tucson	AZ		411	411	—	—	411	411	822	2	1932	11/5/2019
Early Childhood Education	Tucson	AZ		422	576	—	—	422	576	998	3	1986	11/5/2019
Early Childhood Education	Tucson	AZ		444	566	—	—	444	566	1,010	3	1958	11/5/2019
Early Childhood Education	Tucson	AZ		370	288	—	—	370	288	658	2	1976	11/5/2019

Description(a)				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2019(b)(c)			Accumulated
Tenant Industry	City	State	Encumbrances	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Depreciation (d)(e)	Year Constructed	Date Acquired
Convenience Stores	Houston	TX		$211	$1,414	$—	$—	$211	$1,414	$1,625	7	1975	11/14/2019
Convenience Stores	Houston	TX		221	1,402	—	—	221	1,402	1,623	8	1965	11/14/2019
Convenience Stores	Prairie View	TX		241	1,178	—	—	241	1,178	1,419	7	1984	11/14/2019
Restaurants - Quick Service	Lewisburg	TN	{f}	461	676	—	—	461	676	1,137	3	2016	11/18/2019
Restaurants - Quick Service	Odessa	TX		601	1,353	—	—	601	1,353	1,954	5	2019	11/21/2019
Restaurants - Quick Service	Odessa	TX		1,031	1,353	—	—	1,031	1,353	2,384	5	2019	11/21/2019
Other Services	Salt Lake City	UT		1,731	3,542	—	—	1,731	3,542	5,273	8	1973	11/27/2019
Other Services	Sanford	FL		1,498	1,859	—	—	1,498	1,859	3,357	5	1964	11/27/2019
Convenience Stores	Mosinee	WI		351	812	—	—	351	812	1,163	3	1975	12/2/2019
Car Washes	Ocala	FL		1,383	2,644	—	—	1,383	2,644	4,027	7	2019	12/10/2019
Car Washes	Hampstead	NC		1,129	2,644	—	—	1,129	2,644	3,773	7	2019	12/10/2019
Medical / Dental	Conyers	GA		393	2,078	—	—	393	2,078	2,471	6	1996	12/12/2019
Medical / Dental	Covington	GA		373	1,816	—	—	373	1,816	2,189	5	2004	12/12/2019
Automotive Service	Fayetteville	GA	{f}	347	746	—	—	347	746	1,093	2	2006	12/13/2019
Early Childhood Education	Boulder	CO		742	801	—	—	742	801	1,543	2	1988	12/13/2019
Restaurants - Quick Service	Columbia City	IN		312	171	—	—	312	171	483	—	1973	12/17/2019
Restaurants - Quick Service	North Manchester	IN		363	272	—	—	363	272	635	—	1987	12/17/2019
Restaurants - Quick Service	Winona	MS		522	1,126	—	—	522	1,126	1,648	—	2019	12/19/2019
Restaurants - Quick Service	Hazlehurst	MS		522	1,269	—	—	522	1,269	1,791	—	2019	12/19/2019
Restaurants - Quick Service	Vicksburg	MS		553	1,238	—	—	553	1,238	1,791	—	2019	12/19/2019
Restaurants - Quick Service	Blytheville	AR		849	1,126	—	—	849	1,126	1,975	—	2019	12/19/2019
Restaurants - Quick Service	Wynne	AR		665	931	—	—	665	931	1,596	—	2019	12/19/2019
Restaurants - Quick Service	Salem	IN		532	1,013	—	—	532	1,013	1,545	—	2019	12/19/2019
Restaurants - Quick Service	Ashland City	TN		614	1,044	—	—	614	1,044	1,658	—	2019	12/19/2019
Restaurants - Quick Service	Shelbyville	KY		911	972	—	—	911	972	1,883	—	2018	12/19/2019
Restaurants - Quick Service	Whiteland	IN		389	839	—	—	389	839	1,228	—	2003	12/19/2019
Restaurants - Quick Service	Bloomington	IN		225	665	—	—	225	665	890	—	2018	12/23/2019
Restaurants - Quick Service	Cheektowaga	NY		1,381	1,903	—	—	1,381	1,903	3,284	—	2000	12/23/2019
Restaurants - Quick Service	Memphis	TN		880	921	—	—	880	921	1,801	—	2019	12/23/2019
Restaurants - Quick Service	Somerset	KY		798	1,105	—	—	798	1,105	1,903	—	2019	12/23/2019
Car Washes	Sioux Falls	SD		1,075	3,384	—	—	1,075	3,384	4,459	—	1992	12/19/2019
Car Washes	Sioux Falls	SD		723	2,882	—	—	723	2,882	3,605	—	1987	12/19/2019
Car Washes	Sioux City	IA		707	—	—	—	707	—	707	—		12/19/2019
Car Washes	South Sioux City	NE		303	—	—	—	303	—	303	—		12/19/2019
Automotive Service	Crystal Lake	IL		265	1,103	—	—	265	1,103	1,368	—	1974	12/20/2019
Car Washes	Jonesboro	AR		1,217	4,776	—	—	1,217	4,776	5,993	—	2019	12/20/2019
Medical / Dental	Grand Blanc	MI		748	1,537	—	—	748	1,537	2,285	—	2007	12/23/2019
Convenience Stores	Roscoe	IL		656	832	—	—	656	832	1,488	—	1999	12/27/2019
Medical / Dental	Arnold	MO	{f}	417	823	—	—	417	823	1,240	—	2015	12/30/2019
Medical / Dental	Allen	TX		397	2,230	—		397	2,230	2,627	—	1983	12/31/2019
Medical / Dental	Flower Mound	TX		427	905	—	—	427	905	1,332	—	1999	12/31/2019
Medical / Dental	Plano	TX		376	1,698	—	—	376	1,698	2,074	—	1998	12/31/2019
				$585,508	$1,178,786	$2,771	$45,897	$588,279	$1,224,682	$1,812,961	$71,445

(a)

As of December 31, 2018, the Company had investments in 1,000 single-tenant real estate property locations including 906 owned properties and 12 ground lease interests. All or a portion of 5 of the Company’s owned properties and 1 property subject to ground lease interests are subject to leases accounted for as direct financing leases and the portions relating to the direct financing leases are excluded from the table above. The Company owns three properties which are accounted for as a loan receivable, as the leases contain purchase options. Initial costs exclude intangible lease assets totaling $64.9 million.

(b)	The aggregate cost for federal income tax purposes is $1.9 billion.

(c)	The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Balance, beginning of period	$1,306,504	$866,762	$396,193
Additions
Acquisitions	568,680	495,265	514,354
Improvements	3,283	1,689	4,666
Deductions
Provisions for impairment of real estate	(1,527)	(1,997)	(2,277)
Real Estate Investments Held for Sale	(1,211)	—	—
Cost of real estate sold	(62,768)	(55,215)	(46,174)
Balance, end of period	$1,812,961	$1,306,504	$866,762

(d)	The following is a reconciliation of accumulated depreciation for the periods presented:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Balance, beginning of period	$37,904	$15,356	$2,903
Additions
Depreciation expense	36,354	24,854	14,045
Deductions
Accumulated depreciation associated with real estate sold	(2,813)	(2,306)	(1,592)
Balance, end of period	$71,445	$37,904	$15,356

(e)	Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.
(f)	Property is collateral for non-recourse debt obligations totaling $239.1 million issued under the Company’s Master Trust Funding Program.
(g)	Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate.

See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR

Schedule IV - Mortgage Loans on Real Estate

As of December 31, 2019

(Dollar amounts in thousands)

Description	Interest rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Two Early Childhood Education Centers located in Florida	8.80%	5/8/2039	Interest only	Balloon of $12,000	None	$12,000	$12,000	None
Two Early Childhood Education Centers located in Florida	8.53%	7/15/2039	Interest only	Balloon of $7,300	None	7,300	7,300	None
Two Family Dining Restaurants located in Texas	8.10%	6/30/2059	Principal + Interest	Fully amortizing	None	5,125	5,125	None
Sixty-nine Quick Service Restaurants located in fifteen states	8.16%	8/31/2034	Interest only	Balloon of $28,000	None	28,000	28,000	None
Eighteen Car Washes located in six states	8.05%	12/31/2034	Interest only	Balloon of $34,605	None	34,604	34,604	None
						$87,029	$87,029

The following shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2019 and 2018 and 2017 (in thousands):

	Year ended December 31,
	2019	2018	2017
Balance, beginning of period	$14,854	$—	$—
Additions
New mortgage loans	92,036	14,854	—
Deductions
Collections of principal	(19,861)	—	—
Balance, end of period	$87,029	$14,854	$—

See accompanying report of independent registered public accounting firm.