Form 10-Q
period 2020-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2020-05-11
CIK 1728951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had 91,992,507 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$632,628	$588,279
Building and improvements	1,317,406	1,224,682
Lease incentives	5,358	4,908
Construction in progress	11,558	12,128
Intangible lease assets	80,592	78,922
Total real estate investments, at cost	2,047,542	1,908,919
Less: accumulated depreciation and amortization	(100,473)	(90,071)
Total real estate investments, net	1,947,069	1,818,848
Loans and direct financing lease receivables, net	99,487	92,184
Real estate investments held for sale, net	1,528	1,211
Net investments	2,048,084	1,912,243
Cash and cash equivalents	192,616	8,304
Restricted cash	21,456	13,015
Straight-line rent receivable, net	29,117	25,926
Prepaid expenses and other assets, net	14,173	15,959
Total assets (1)	$2,305,446	$1,975,447

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$173,470	$235,336
Unsecured term loans, net of deferred financing costs	625,770	445,586
Revolving credit facility	65,000	46,000
Intangible lease liabilities, net	9,306	9,564
Dividend payable	21,295	19,395
Accrued liabilities and other payables	54,825	17,453
Total liabilities (1)	949,666	773,334
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 91,949,849 and 83,761,151 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	919	838
Additional paid-in capital	1,422,169	1,223,043
Distributions in excess of cumulative earnings	(34,878)	(27,482)
Accumulated other comprehensive loss	(39,820)	(1,949)
Total stockholders' equity	1,348,390	1,194,450
Non-controlling interests	7,390	7,663
Total equity	1,355,780	1,202,113
Total liabilities and equity	$2,305,446	$1,975,447

(1)

The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 6. As of March 31, 2020 and December 31, 2019, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $21.2 million and $19.3 million, respectively, of dividends payable,

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Revenues:
Rental revenue	$39,542	$30,774
Interest on loans and direct financing lease receivables	1,938	326
Other revenue, net	7	7
Total revenues	41,487	31,107

Expenses:
Interest	6,833	7,089
General and administrative	7,536	4,188
Property expenses	373	1,247
Depreciation and amortization	13,012	9,120
Provision for impairment of real estate	373	1,440
Provision for loan losses	468	—
Total expenses	28,595	23,084
Other operating income:
Gain on dispositions of real estate, net	1,875	676
Income from operations	14,767	8,699
Other (loss)/income:
Loss on repayment of secured borrowings	(924)	—
Interest	231	91
Income before income tax expense	14,074	8,790
Income tax expense	31	67
Net income	14,043	8,723
Net income attributable to non-controlling interests	(84)	(2,594)
Net income attributable to stockholders	$13,959	$6,129

Basic weighted average shares outstanding	90,322,402	45,240,247
Basic net income per share	$0.15	$0.13

Diluted weighted average shares outstanding	91,332,297	64,640,054
Diluted net income per share	$0.15	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three months ended March 31,
	2020	2019
Net income	$14,043	$8,723
Other comprehensive loss:
Unrealized loss on cash flow hedges	(38,432)	—
Cash flow hedge losses reclassified to interest expense	332	—
Total other comprehensive loss	(38,100)	—
Comprehensive (loss) income	(24,057)	8,723
Net income attributable to non-controlling interests	(84)	(2,594)
Adjustment for cash flow hedge losses attributable to non-controlling interests	229	—
Comprehensive (loss) income attributable to stockholders	$(23,912)	$6,129

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2019	83,761,151	$838	$1,223,043	$(27,482)	$(1,949)	$1,194,450	$7,663	$1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—	(187)	(1)	(188)
Common stock issuance	8,188,698	81	206,157	—	—	206,238	—	206,238
Costs related to issuance of common stock	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Unrealized losses on cash flow hedges	—	—	—	—	(38,201)	(38,201)	(231)	(38,432)
Cash flow hedge losses reclassified to interest expense	—	—	—	—	330	330	2	332
Share-based compensation expense	—	—	1,508	—	—	1,508	—	1,508
Dividends declared on common stock and OP Units	—	—	—	(21,168)	—	(21,168)	(127)	(21,295)
Net income	—	—	—	13,959	—	13,959	84	14,043
Balance at March 31, 2020	91,949,849	$919	$1,422,169	$(34,878)	$(39,820)	$1,348,390	$7,390	$1,355,780

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Total Stockholders' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$562,179	$248,862	$811,041
Common stock issued	14,030,000	140	245,385	—	245,525	—	245,525
Costs related to issuance of common stock	—	—	(10,887)	—	(10,887)	—	(10,887)
Share-based compensation expense	46,368	—	1,007	—	1,007	—	1,007
Unit-based compensation expense	—	—	227	—	227	—	227
Dividends declared on common stock and OP Units	—	—	—	(12,143)	(12,143)	(4,002)	(16,145)
Net income	—	—	—	6,129	6,129	2,594	8,723
Balance at March 31, 2019	57,825,460	$571	$805,139	$(13,673)	$792,037	$247,454	$1,039,491

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$14,043	$8,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,012	9,120
Amortization of lease incentive	475	57
Amortization of above/below market leases and right of use assets, net	80	171
Amortization of deferred financing costs and other assets	663	816
Loss on repayment of secured borrowings	924	—
Provision for impairment of real estate	373	1,440
Provision for loan losses	468	—
Gain on dispositions of investments, net	(1,875)	(676)
Straight-line rent receivable	(3,188)	(2,903)
Share and unit based compensation expense	1,508	1,242
Adjustment to rental revenue for tenant credit	—	4
Changes in other assets and liabilities:
Prepaid expenses and other assets	1,950	(299)
Accrued liabilities and other payables	(2,084)	(713)
Net cash provided by operating activities	26,349	16,982
Cash flows from investing activities:
Proceeds from sales of investments, net	19,601	10,481
Principal collections on loans and direct financing lease receivables	66	21
Investments in loans receivable	(8,024)	(207)
Deposits for prospective real estate investments	608	1,988
Investment in real estate, including capital expenditures	(155,878)	(114,896)
Investment in construction in progress	(3,655)	(1,135)
Lease incentives paid	(900)	(2,000)
Net cash used in investing activities	(148,182)	(105,748)
Cash flows from financing activities:
Repayments of secured borrowings	(62,978)	(1,965)
Borrowings under term loan facilities	180,000	—
Borrowings under revolving credit facility	69,000	52,000
Repayments under revolving credit facility	(50,000)	(86,000)
Proceeds from issuance of common stock, net	198,162	235,704
Offering costs	(203)	—
Dividends paid	(19,395)	(13,189)
Net cash provided by financing activities	314,586	186,550
Net increase (decrease) in cash and cash equivalents and restricted cash	192,753	97,784
Cash and cash equivalents and restricted cash, beginning of period	21,319	16,239
Cash and cash equivalents and restricted cash, end of period	$214,072	$114,023
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$192,616	$109,113
Restricted cash	21,456	4,910
Cash and cash equivalents and restricted cash, end of period	$214,072	$114,023

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (continued)

(Unaudited, in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$5,245	$6,299
Cash paid for income taxes	52	—
Non-cash investing and financing activities:
Adjustment upon adoption of ASC 326	$188	—
Reclassification from construction in progress upon project completion	4,225	—
Non-cash investments in real estate and loan receivable activity	—	5,748
Lease liabilities arising from the recognition of right of use assets	—	4,822
Unrealized losses on cash flow hedges	38,432	—
Payable and accrued offering costs	259	1,066
Discounts and fees on capital raised through issuance of common stock	8,077	9,821
Payable and accrued deferred financing costs	—	67
Dividends declared	21,295	16,145

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

March 31, 2020

1. Organization

Essential Properties Realty Trust, Inc. (“the “Company”) is an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. The Company generally acquires and leases freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

The Company was organized on January 12, 2018 as a Maryland corporation. It elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2018, and it believes that its current organizational and operational status and intended distributions will allow it to continue to so qualify. Substantially all of the Company’s business is conducted through its operating partnership, Essential Properties, L.P. (the “Operating Partnership”).

On June 25, 2018, the Company completed the initial public offering (“IPO”) of its common stock. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “EPRT”. See Note 8—Equity for additional information.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2020 and December 31, 2019, the Company, directly or indirectly, held a 99.4% and 99.3% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.

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

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the three months ended March 31, 2020 and 2019, the Company recorded $11.3 million and $7.7 million, respectively, of depreciation on its real estate investments.

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

If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance under ASC 326 – Credit Losses (“ASC 326”), ASC 310, Receivables (“ASC 310”) (prior to January 1, 2020 and ASC 840, Leases (“ASC 840”) (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 326, the impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current condition. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of March 31, 2020 and December 31, 2019, the Company determined that none of its direct financing lease receivables were impaired.

Allowance for Loan Losses

Prior to the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), the Company periodically evaluated the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2019, the Company had no allowance for loan losses recorded in its consolidated financial statements.

On January 1, 2020, the Company adopted ASC 326 on a prospective basis. ASC 326 changes how the Company accounts for credit losses for all of the Company’s loans receivable and direct financing lease receivables. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information used under the incurred losses model. Upon adoption of ASC 326, the Company recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netting against loans and direct financing receivables on the Company’s Consolidated balance sheet. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans and direct financing lease receivable portfolio at each balance sheet date. As of March 31, 2020, the Company recorded an allowance for loan losses of $0.7 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.

In connection with the Company’s adoption of ASC 326 on January 1, 2020, the Company implemented a new process including the use of loan loss forecasting models. The Company has used the loan loss forecasting model for estimating expected life-time credit losses, at the individual loan level, for its loans and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of loan and global assumptions.

The Company used a real estate loss estimate model (“RELEM”) which estimates losses on our loans and direct financing lease receivable portfolio, for purposes of calculating allowances for loan losses. The RELEM allows the Company to refine (on an ongoing basis) the expected loss estimate by incorporating loan specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. The Company specific loan-level inputs which include loan-to-stabilized-value “LTV” and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and future funding’s. The Company categorizes the results by LTV range, which it considers the most significant indicator of credit quality for its loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.

Real estate lending has several risks that need to be considered. There is the potential for changes in local real estate conditions and subjectivity of real estate valuations. In addition, overall economic conditions may impact the borrowers’ financial condition. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial conditions of borrowers.

The Company also evaluates each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivables.

Our allowance for loan losses is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate assets securing our loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans and direct financing leases during their anticipated term.

Impairment of Long-Lived Assets

If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the Company recorded $0.4 million and $1.4 million provision for impairment of real estate, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of March 31, 2020 and December 31, 2019, the Company had deposits of $192.6 million and $8.3 million, respectively, of which $192.4 million and $8.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

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

Adjustment to Rental Revenue for Tenant Credit

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

During the three months ended March 31, 2020 and 2019, the Company recognized $0.6 million and $0.1 million adjustments to rental revenue, respectively.

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

Financing costs related to the issuance of the Company’s secured borrowings under the Master Trust Funding Program, the April 2019 Term Loan and the November 2019 Term Loan (as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.

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

Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the three months ended March 31, 2020 and 2019, the Company recorded contingent rent of $0.2 million and $0.3 million.

Offering Costs

In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of March 31, 2020 and December 31, 2019, the Company had capitalized a total of $57.5 million and $49.0 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of March 31, 2020 and December 31, 2019.

Legal, accounting and other offering-related costs incurred in connection with the Secondary Offering (as defined below) were expensed as incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations.

Income Taxes

The Company elected and qualified to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed net taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.

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

As of March 31, 2020 and December 31, 2019, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the Company did not record any interest or penalties, and there are no interest or penalties accrued at March 31, 2020 and December 31, 2019. The 2019, 2018, 2017 and 2016 taxable years remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

Equity-Based Compensation

In 2020 and 2019, the Company granted shares of restricted common stock and restricted share units (“RSUs”) to its directors, executive officers and other employees that vest over multiple periods, subject to the recipient’s continued service. The Company also granted performance-based RSUs to its executive officers, the final number of which is determined based on of market and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock and RSUs in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods.

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

The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, the Company concluded that eight entities to which it had provided mortgage loans were VIEs, because the entities’ equity was not sufficient to finance their activities without additional subordinated financial support. However, the Company was not the primary beneficiary of the entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance. As of March 31, 2020, the carrying amount of the Company’s loans receivable with these entities was $66.8 million and the Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of March 31, 2020.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended March 31,
(dollar amounts in thousands)	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$14,043	$8,723
Less: net income attributable to non-controlling interests	(84)	(2,594)
Less: net income allocated to unvested restricted common stock and RSUs	(130)	(155)
Net income available for common stockholders: basic	13,829	5,974
Net income attributable to non-controlling interests	84	2,594
Net income available for common stockholders: diluted	$13,913	$8,568

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	90,805,301	45,974,158
Less: weighted average number of shares of unvested restricted common stock	(482,899)	(733,911)
Weighted average shares outstanding used in basic net income per share	90,322,402	45,240,247
Effects of dilutive securities: (1)
OP Units	553,847	19,056,552
Unvested restricted common stock and RSUs	456,048	343,255
Weighted average shares outstanding used in diluted net income per share	91,332,297	64,640,054

(1)	For the three months ended March 31, 2020, excludes the impact of 65,312 unvested restricted stock units as the effect would have been antidilutive.

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) establishing ASC 326, as amended by subsequent ASUs on the topic. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and recorded estimates of expected loss on its loans and direct financing lease receivable portfolio beginning on that date, as discussed above.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company adopted ASU 2017-12 while accounting for its interest rate swaps (see Note 5—Derivatives). As the Company did not have other derivatives outstanding at time of adoption, no prior period adjustments were required. Pursuant to the provisions of ASU 2017-12, the Company is no longer required to separately measure and recognize hedge ineffectiveness. Instead, the Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on the Company’s related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

During April 2020, the Financial Accounting Standards Board ("FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. As of March 31, 2020, we have not modified any of our leases and as a result, have not yet made a determination on whether to elect this option. Accordingly, the Lease Modification Q&A did not have an impact on our consolidated financial statements.

3. Investments

As of March 31, 2020, the Company had investments in 1,050 properties, including eight developments in progress and one undeveloped land parcel. Of these 1,050 properties, 949 represented owned properties (of which nine were subject to leases accounted for as direct financing leases or loans), 9 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease) and 92 represented properties which secure the Company’s investments in eight mortgage loans receivable. The Company’s gross investment portfolio totaled $2.1 billion as of March 31, 2020 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $2.0 billion, and loans and direct financing lease receivables, net, with an aggregate carrying amount of $99.5 million. As of March 31, 2020, 248 of these investments, comprising $342.7 million of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program. (See Note 6—Secured Borrowings.)

As of December 31, 2019, the Company had investments in 1,000 property locations, including eight developments in progress and one undeveloped land parcel.  Of these 1,000 property locations, 897 represented owned properties (of which eight were subject to leases accounted for as direct financing leases or loans), and 12 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease) and 91 represented properties which secure the Company’s investments in six mortgage loans receivable. The Company’s gross investment portfolio totaled $2.0 billion as of December 31, 2019 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $1.9 billion and loans and direct financing lease receivables, net, with an aggregate carrying amount of $92.2 million. As of December 31, 2019, 355 of these investments, comprising $601.3 million of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of these special purpose entities.

Acquisitions in 2020

During the three months ended March 31, 2020, the Company did not have any acquisitions that individually represented more than 5% of the Company’s total investment activity as of March 31, 2020. The following table presents information about the Company’s acquisition activity during the three months ended March 31, 2020:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	61

Allocation of Purchase Price:
Land and improvements	$48,626
Building and improvements	97,311
Construction in progress (1)	3,656
Intangible lease assets	3,094
Assets acquired	152,687

Intangible lease liabilities	—
Liabilities assumed	—
Purchase price (including acquisition costs)	$152,687

(1)	Represents amounts incurred at and subsequent to acquisition and includes $0.1 million of capitalized interest expense.

Acquisitions in 2019

During the three months ended March 31, 2019, the Company did not complete any acquisitions that individually represented more than 5% of the Company’s total investment activity as of March 31, 2019. The following table presents information about the Company’s acquisition activity during the three months ended March 31, 2019:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	51

Allocation of Purchase Price:
Land and improvements	$36,375
Building and improvements	79,291
Construction in progress (2)	1,135
Intangible lease assets	3,818
Assets acquired	120,620

Intangible lease liabilities	(117)
Liabilities assumed	(117)
Purchase price (including acquisition costs)	$120,503

(1)	Represents amounts incurred at and subsequent to acquisition and includes approximately $25,000 of capitalized interest.

Gross Investment Activity

During the three months ended March 31, 2020 and 2019, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2019	677	$1,394,549
Acquisitions of and additions to real estate investments (1)	51	123,896
Sales of investments in real estate	(7)	(10,651)
Relinquishment of properties at end of ground lease term	(1)	(241)
Provisions for impairment of real estate (2)		(1,440)
Investments in loans receivable (3)		207
Principal collections on direct financing lease receivables	(9)	(5,769)
Other		(501)
Gross investments, March 31, 2019		1,500,050
Less: Accumulated depreciation and amortization (4)		(60,230)
Net investments, March 31, 2019	711	$1,439,820

Gross investments, January 1, 2020	1,000	$2,002,314
Acquisitions of and additions to real estate investments	61	160,433
Sales of investments in real estate	(10)	(19,207)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (5)		(373)
Investments in loans receivable	2	8,024
Principal collections on loans and direct financing lease receivables		(66)
Other		(637)
Gross investments, March 31, 2020		2,148,557
Less: Accumulated depreciation and amortization (4)		(100,473)
Net investments, March 31, 2020	1,050	$2,048,084

(1)

During the three months ended March 31, 2019, the Company acquired nine properties that had secured one of its loans receivables for an aggregate purchase price of $8.2 million. These loans receivable had a carrying value of $5.7 million prior to their settlement.

(2)	During the three months ended March 31, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 3 tenanted properties.
(3)	Relates to financing at one property securing a $3.4 million development construction loan as the land at this location is included in gross investments on January 1, 2019.
(4)	Includes $81.3 million and $45.3 million of accumulated depreciation as of March 31, 2020 and 2019, respectively.
(5)	During the three months ended March 31, 2020, the Company identified and recorded provisions for impairment at 2 vacant properties.

Real Estate Investments

The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 10—Leases for more information about the Company’s leases.

Loans and Direct Financing Lease Receivables

As of March 31, 2020 and December 31, 2019, the Company had nine and seven loans receivable with an aggregate carrying amount of $97.6 million and $89.6 million, respectively. During the three months ended March 31, 2020, the borrowers did not settle or repay any loans partially or in full. The Company entered into two arrangements accounted for as loans receivable during the three months ended March 31, 2020 with an aggregate carrying value of $7.0 million as of March 31, 2020. The maximum amount of loss due to credit risk is our current principal balance of $97.6 million.

During the three months ended March 31, 2019, the Company did not enter into any loan receivable arrangements.

The Company’s loans receivable as of March 31, 2020 and December 31, 2019 are summarized as follows (dollar amounts in thousands):

					Principal Balance Outstanding
Loan Type	Monthly Payment	Number of Secured Properties	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Mortgage (1)(2)	Interest only	2	8.80%	2039	$12,000	$12,000
Mortgage (2)	Principal + Interest	2	8.10%	2059	6,125	5,125
Mortgage (1)	Interest only	2	8.53%	2039	7,300	7,300
Mortgage (1)	Interest only	69	8.16%	2034	28,000	28,000
Mortgage (1)	Interest only	18	8.05%	2034	34,604	34,604
Mortgage (1)	Interest only	1	8.42%	2040	5,300	—
Leasehold interest (4)	Principal + Interest	(4)	10.69%	2039	1,432	1,435
Leasehold interest (5)	Principal + Interest	1	2.25%	2034	1,150	1,164
Leasehold interest (5)	Principal + Interest	1	2.41%	2034	1,705	—
Net investment					$97,616	$89,628

(1)	Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)	Loan allows for prepayments in whole or in part without penalty.
(3)	Loan was secured by a mortgage on the building and improvements at the development property. The Company provided periodic funding to the borrower under this arrangement as construction progressed.
(4)	This leasehold interest transaction is accounted for as a loan receivable, as the lease for two land parcels contains an option for the lessee to repurchase the leased assets in 2024 or 2025.
(5)	These leasehold interest transactions are accounted for as loans receivable, as the leases for each property contain options for the lessee to repurchase the leased asset in the future.

Scheduled principal payments due under the Company’s loans receivable as of March 31, 2020 were as follows:

(in thousands)	Loans Receivable
April 1 - December 31, 2020	$112
2021	165
2022	174
2023	184
2024	195
Thereafter	96,786
Total	$97,616

As of March 31, 2020 and December 31, 2019, the Company had $2.5 million and $2.6 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Minimum lease payments receivable	$3,782	$3,866
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,523)	(1,581)
Net investment	$2,529	$2,555

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of March 31, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1 - December 31, 2020	$253
2021	340
2022	345
2023	347
2024	289
Thereafter	2,208
Total	$3,782

Allowance for Loan Losses

As discussed in Note 2, the Company utilizes the RELEM model which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of March 31, 2020, the Company recorded an allowance for loan losses of $0.7 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.

 For the three months ended March 31, 2020, the changes to allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at December 31, 2019	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses (1)	468
Write-offs charged	—
Recoveries	—
Balance at March 31, 2020	$656

(1)	The increase in expected credit losses is related to the change in assumptions related to current macroeconomic factors related to COVID-19.

The significant credit quality indicators for the Company’s loans and direct financing lease receivables measured at amortized cost, were as follows as of March 31, 2020:

	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Total Amortized Costs Basis
Credit Quality Indicator:
LTV <60%	$—	$28,000	$—	$—	$832	$28,832
LTV 60%-70%	—	34,605	—	—	1,100	35,704
LTV >70%	7,024	28,027	—	—	883	35,935
	$7,024	$90,631	$—	$—	$2,815	$100,471

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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2020 and 2019.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2018	—	$—	$—	$—
Transfers to held for sale classification	2	3,765	—	3,765
Sales	—	—	—	—
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2019	2	$3,765	$—	$3,765

Held for sale balance, December 31, 2019	1	$1,211	$—	$1,211
Transfers to held for sale classification	3	1,528	—	1,528
Sales	(1)	$(1,211)	$—	$(1,211)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2020	3	$1,528	$—	$1,528

Significant Concentrations

The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2020 or 2019 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended March 31,
State	2020	2019
Texas	11.6%	12.6%
Georgia	10.2%	11.1%

Intangible Assets and Liabilities

Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$67,029	$15,259	$51,770	$64,828	$14,195	$50,633
Intangible market lease assets	13,563	4,088	9,475	14,094	4,228	9,866
Total intangible assets	$80,592	$19,347	$61,245	$78,922	$18,423	$60,499

Intangible market lease liabilities	$11,930	$2,624	$9,306	$12,054	$2,490	$9,564

The remaining weighted average amortization periods for the Company’s intangible assets and liabilities as of March 31, 2020, by category and in total, were as follows:

Years Remaining
In-place leases	10.5
Intangible market lease assets	14.5
Total intangible assets	11.1

Intangible market lease liabilities	15.7

The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
Amortization of in-place leases (1)	$1,679	$1,332
Amortization (accretion) of market lease intangibles, net (2)	80	244
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	122	—

(1)	Reflected within depreciation and amortization expense.
(2)	Reflected within rental revenue.
(3)	Reflected within property expenses.

The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense and net amortization of above- and below-market lease intangibles to rental revenue for the next five years:

(in thousands)	April 1- December 31, 2020	2021	2022	2023	2024
In-place lease assets	$4,960	$6,435	$6,276	$5,825	$5,044
Adjustment to amortization expense	$4,960	$6,435	$6,276	$5,825	$5,044

Above-market lease assets	$(616)	$(814)	$(813)	$(781)	$(746)
Below-market lease liabilities	412	552	553	506	505
Net adjustment to rental revenue	$(204)	$(262)	$(260)	$(275)	$(241)

4. Credit Facilities

 On April 12, 2019, the Company, through the Operating Partnership, entered into a restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the Company’s previous $300mm revolving credit facility (the “2018 Credit Facility”) to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “April 2019 Term Loan”).

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

The Operating Partnership is the borrower under the Amended Credit Agreement, and the Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.

The Amended Credit Agreement restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended. The Amended Credit Agreement contains certain additional covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Facility as of March 31, 2020 and December 31, 2019.

November 2019 Term Loan

On November 26, 2019, the Company, through the Operating Partnership, entered into a new $430 million term loan credit facility (the “November 2019 Term Loan”) with a group of lenders. The November 2019 Term Loan provides for term loans to be drawn up to an aggregate amount of $430 million with a maturity of November 26, 2026. The loans under the November 2019 Term Loan are available to be drawn in up to three draws during the six-month period beginning on November 26, 2019. The Company had outstanding borrowings of $430 million at March 31, 2020 and $250 million at December 31, 2019 under the November 2019 Term Loan.

Borrowings under the November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus the applicable margin. The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the operating Partnership’s irrevocable election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to the Company’s corporate credit ratings provided by S&P and/or Moody’s. The November 2019 Term Loan is pre-payable at any time by the Operating Partnership (as borrower), provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2020,they are subject to a two percent prepayment premium, and if repaid thereafter but on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The Operating Partnership may not re-borrow amounts paid down on the November 2019 Term Loan. The Operating Partnership is required to pay a ticking fee on any undrawn portion of the November 2019 Term Loan for the period from and including the 91st day after November 26, 2019 until the earlier of the date the initial term loans are fully drawn or May 26, 2020. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.

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

The Company was in compliance with all financial covenants and was not in default of any other provisions under the November 2019 Term Loan as of March 31, 2020.

Revolving Credit Facility

The following table presents information about the Revolving Credit Facility and the 2018 Credit Facility in effect for the three months ended March 31, 2020 and 2019:

(in thousands)	2020	2019
Balance on January 1,	$46,000	34,000
Borrowings	69,000	459,000
Repayments	(50,000)	(447,000)
Balance on March 31,	$65,000	$46,000

Total deferred financing costs, net, of $3.3 million and $3.5 million related to the Revolving Credit Facility and the 2018 Credit Facility were included within prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The Company recorded $0.3 million and $0.2 million, respectively, to interest expense during the three months ended March 31, 2020 and 2019 related to amortization of these deferred financing costs.

Additionally, the Company recorded $0.4 million and $0.7 million of interest expense on borrowings and unused facility fees during the three months ended March 31, 2020 and 2019, respectively, related to the Revolving Credit Facility and the 2018 Credit Facility. The weighted average interest rates in effect on the Company’s borrowings under the Revolving Credit Facility as of March 31, 2020 and December 31, 2019 was 2.36% and 3.06%, respectively.

As of March 31, 2020 and December 31, 2019, the Company had $335.0 million and $354.0 million of unused borrowing capacity related to the Revolving Credit Facility.

Term Loan Facilities

In May 2019, the Company borrowed the entire $200.0 million available under the April 2019 Term Loan and used the proceeds to repurchase, in part, notes previously issued under its Master Trust Funding Program. The Company borrowed the entire $430.0 million available under the November 2019 Term Loan in separate draws in December 2019 and March 2020 and used the proceeds to voluntarily prepay notes previously issued under its Master Trust Funding Program at par, to repay amounts outstanding under the Revolving Credit Facility and for general working capital purposes. See Note 6—Secured Borrowings for additional information.

Total deferred financing costs, net, of $4.2 million related to the Company’s term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheet as of March 31, 2020. The Company recorded approximately $0.2 million to interest expense during the three months ended March 31, 2020 related to the amortization of these fees and direct costs of its term loan facilities.

During the three months ended March 31, 2020, the Company recorded $3.6 million of cash interest expense, respectively, including delayed draw ticking fees, related to its term loan facilities. The variable interest rates in effect on the Company’s borrowings under the April 2019 Term Loan and November 2019 Term Loan as of March 31, 2020 were 2.13% and 2.37%, respectively. The variable interest rates in effect on the Company’s borrowings under the April 2019 Term Loan and November 2019 Term Loan as of December 31, 2019 were 3.00% and 3.22%, The Company fixed the interest rates on its term loan facilities’ variable-rate debt through the use of interest rate swap agreements. See Note 5—Derivative and Hedging Activities for additional information.

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

These derivatives are designated and qualify as cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change in fair value is reflected as unrealized gain/loss on cash flow hedges in the supplemental disclosures of non-cash financing activities in the consolidated statement of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $8.2 million will be reclassified from other comprehensive income as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.

The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of March 31, 2020, there were no events of default related to the interest rate swaps.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Variable Rate Paid by Bank	Effective Date	Maturity Date	Notional Value (1)	Fair Value of Asset/(Liability) as of March 31, 2020 (2)	Fair Value of Asset/(Liability) as of December 31, 2019
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	$100,000	$(6,821)	$(1,996)
Interest Rate Swap	2.06%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(3,411)	(999)
Interest Rate Swap	2.07%	1 month LIBOR	5/14/2019	4/12/2024	50,000	(3,417)	(1,005)
Interest Rate Swap	1.61%	1 month LIBOR	12/9/2019	11/26/2026	175,000	(12,416)	758
Interest Rate Swap	1.61%	1 month LIBOR	12/9/2019	11/26/2026	50,000	(3,562)	210
Interest Rate Swap	1.60%	1 month LIBOR	12/9/2019	11/26/2026	25,000	(1,756)	127
Interest Rate Swap (3)	1.36%	1 month LIBOR	7/9/2020	11/26/2026	100,000	(5,342)	—
Interest Rate Swap (3)	1.36%	1 month LIBOR	7/9/2020	11/26/2026	80,000	(4,280)	—
					$630,000	$(41,005)	$(2,905)

(1)	Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)

Derivatives in a liability position are included within accrued liabilities and other payables in the Company’s consolidated balance sheets totaling to $41.0 million and $2.9 million at March 31, 2020 and December 31, 2019, respectively.

(3)	The Company entered into two forward swap contracts during the three months ended March 31, 2020 with an effective date of July 9, 2020 and total notional value of $180.0 million.

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2020:

(in thousands)	Total
Balance at December 31, 2019	$(1,949)
Other comprehensive (loss) income	(37,871)
Balance at March 31, 2020	$(39,820)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $42.4 million.  As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.1 million. As of December 31, 2019, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million.

As of March 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $42.6 million as of March 31, 2020.

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

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date.

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

In February 2020, the Company voluntarily prepaid $62.3 million of the Class A Series 2017-1 Notes at par plus accrued interest pursuant to the terms of the agreements related to such securities. The Company was not subject to the payment of a make whole amount in connection with this prepayment. The Company accounted for this prepayment as a debt extinguishment.

As of March 31, 2020 and December 31, 2019, the Company had issued notes with $176.1 million and $239.1 million, respectively, of combined principal outstanding under the notes issued through its Master Trust Funding Program.

Total deferred financing costs, net, of $3.6 million and $3.8 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The Company recorded $0.2 million and $0.6 million to interest expense during the three months ended March 31, 2020 and 2019, respectively, related to amortization of these deferred financing costs. In addition, the Company recorded an additional $0.9 million of loss on repayment of secured borrowings related to the amortization of deferred financing costs on the $62.3 million voluntary prepayment of the Class A Series 2017-1 Notes.

During the three months ended March 31, 2020 and 2019, the Company recorded $2.1 million and $5.6 million, respectively, of interest expense on borrowings under the Master Trust Funding Program. The Company’s secured borrowings issued under the Master Trust Funding Program bear interest at a weighted average interest rate of 4.19% as of March 31, 2020. The Company’s secured borrowings issued under the Master Trust Funding Program bear interest at a weighted average interest rate of 4.17% as of December 31, 2019.

The following table summarizes the scheduled principal payments on the Company’s secured borrowings under the Master Trust Funding Program as of March 31, 2020:

(in thousands)	Future Principal Payments
April 1 - December 31, 2020	$2,932
2021	4,083
2022	4,292
2023	4,512
2024	160,305
Total	$176,124

The Company was not in default of any provisions under the Master Trust Funding Program as of March 31, 2020 or December 31, 2019.

7. Equity

Stockholders’ Equity

On March 18, 2019, the Company completed a follow-on offering of 14,030,000 shares of its common stock, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share, pursuant to a registration statement on Form S-11 (File Nos. 333-230188 and 333-230252) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.

On July 22, 2019, EPRT Holdings, LLC (“EPRT Holdings”) and Security Benefit Life Insurance Company (together, the “Selling Stockholders”), affiliates of Eldridge Industries, LLC (“Eldridge”), completed a secondary public offering (the

“Secondary Offering”) of 26,288,316 shares of the Company’s common stock, including 3,428,910 shares of common stock purchased by underwriters pursuant to an option to purchase additional shares. Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company’s common stock. The Company did not receive any proceeds from this transaction.

On January 14, 2020, the Company completed a follow-on offering of 7,935,000 shares its common stock, including 1,035,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $25.20 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $191.5 million.

At the Market Program

In August 2019, the Company established an “at the market” common equity distribution program (“ATM Program”), through which the Company may, from time to time, publicly offer and sell registered shares of its common stock having an aggregate gross sales price of up to $200 million.

During the three months ended March 31, 2020, the Company sold 253,698 shares of its common stock under the ATM Program, at a weighted average price per share of $24.74, raising $6.3 million in gross proceeds. Net proceeds from selling shares under the ATM Program during the three months ended March 31, 2020, after deducting sales agent fees and other expenses associated with establishing and maintaining the ATM Program, were $6.2 million.

Dividends on Common Stock

During the three months ended March 31, 2020 and 2019, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend
March 18, 2020	March 31, 2020	April 15, 2020	$0.23	$21,168
March 7, 2019	March 29, 2019	April 16, 2019	0.21	12,143

8. Non-controlling Interests

Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership, and holds a 1.0% general partner interest in the Operating Partnership. The Company contributes the net proceeds from issuing shares of common stock to the Operating Partnership in exchange for a number of OP Units equal to the number of shares of common stock issued.

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

As of March 31, 2020, the Company held 91,949,849 OP Units, representing a 99.4% interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.6% limited partner interest in the Operating Partnership. The OP Units held by EPRT Holdings and Eldridge prior to the completion of the Secondary Offering and the OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.

A holder of OP Units has the right to distributions per unit equal to dividends per share paid on the Company’s common stock and has the right to redeem OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. During the three months ended March 31, 2020 and 2019, the Company declared total cash dividends of $0.23 and $0.21 per share of common stock, respectively. Distributions to OP Unit holders were declared and paid concurrently with the Company’s cash dividends to common stockholders.

9. Equity Based Compensation

2018 Incentive Plan

Effective immediately prior to the closing of the IPO, the Company adopted an equity incentive plan (the “Equity Incentive Plan”), which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, performance awards and LTIP units. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. A maximum of 3,550,000 shares may be issued under the Equity Incentive Plan, subject to certain conditions.

Restricted Stock Awards

   In January 2019, an aggregate of 46,368 shares of unvested restricted common stock awards (“RSAs”) were issued to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plan. These RSAs vest over periods ranging from one to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates. The Company estimates the grant date fair value of the unvested RSAs granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the date of grant.

The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
Compensation cost recognized in general and administrative expense	$894	$872
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	111	155
Fair value of shares vested during the period	152	—

The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Total unrecognized compensation cost	$4,132	$5,026
Weighted average period over which compensation cost will be recognized (in years)	1.3	1.6

Restricted Stock Units

In January 2019 and 2020, the Company issued target grants of 119,085 and 84,684 performance-based restricted stock units (“RSUs”), respectively, to the Company’s executive officers under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021 (for the 2019 grants) or December 31, 2022 (for the 2020 grants), divided by the average closing price for the 20-trading day period ended January 1, 2019 (for the 2019 grants) or January 1, 2020 (for the 2020 grants). The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.

The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions as of each grant date:

	January
	2020	2019
Volatility	20%	18%
Risk free rate	1.61%	2.57%

The remaining 25% of the performance-based RSUs issued in January 2019 and 2020 vest based on a subjective evaluation by the compensation committee of the Company’s board of directors of the individual recipient’s achievement of certain strategic objectives. As of March 31, 2020, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three months ended March 31, 2020 and 2019.

In June 2019, the Company issued 11,500 RSUs to the Company’s independent directors. These awards vest in full on the earlier of one year from the grant date or the first annual meeting of stockholders that occurs after the grant date, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting date. The Company estimated the grant date fair value of these RSUs using the average market price of the Company’s common stock on the date of grant.

Additionally, in January 2020, the Company issued an aggregate of 71,607 shares of unvested RSUs to the Company’s executive officers and other employees under the Equity Incentive Plan. These awards vest over a period of four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
Compensation cost recognized in general and administrative expense	$614	$136
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	19	—
Fair value of units vested during the period	—	—

The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Total unrecognized compensation cost	$5,312	$1,584
Weighted average period over which compensation cost will be recognized (in years)	3.0	2.4

The following table presents information about the Company’s RSA and RSU activity during the three months ended March 31, 2020 and 2019:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2019	691,290	$13.68	—	$—
Granted	46,368	14.12	89,314	23.07
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested, March 31, 2019	737,658	$13.71	89,314	$23.07

Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80
Granted	—	—	135,120	32.13
Vested	(10,747)	14.12	—	—
Forfeited	—	—	—	—
Unvested, March 31, 2020	481,954	$13.71	235,934	$28.14

Unit Based Compensation

Prior to the Company’s IPO in 2018, certain of the Company’s management, board of directors and other external parties held Class B and Class D units in EPRT Holdings which had been granted as equity awards in prior periods. Following the completion of the IPO and related formation transactions, the Class B and Class D unitholders continued to hold vested and unvested interests in EPRT Holdings and, indirectly, the OP Units of the Company’s Operating Partnership held by EPRT Holdings.

On July 22, 2019, in conjunction with the completion of the Secondary Offering, 3,520 previously unvested Class B units and 1,200 previously unvested Class D units in EPRT Holdings automatically vested in accordance with the terms of the grant agreements, which represented all of the remaining outstanding unvested Class B and Class D units. Due to this accelerated vesting, the Company recorded all remaining unrecognized compensation cost on the Class B and Class D units to general and administrative expenses in its consolidated statements of operations at the time of vesting. No Class B or Class D units remained outstanding as of March 31, 2020 and December 31, 2019.

The following table presents information about the Class B and Class D unit activity during the three months ended March 31, 2019:

	Class B Units	Class D Units	Total
Unvested, January 1, 2019	5,230	1,800	7,030
Granted	—	—	—
Vested	(1,610)	(600)	(2,210)
Forfeited	—	—	—
Unvested, March 31, 2019	3,620	1,200	4,820

   The following table presents information about the Class B and Class D units for the periods presented:

Three months ended March 31, 2019
(in thousands)
Compensation cost recognized in general and administrative expense	$219
Fair value of units vested during the period	521

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

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
April 1 - December 31, 2020	$115,952
2021	156,458
2022	158,577
2023	159,766
2024	159,257
Thereafter	1,774,312
Total	$2,524,322

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

The fixed and variable components of lease revenues for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Fixed lease revenues	$40,403	$29,961
Variable lease revenues (1)	366	1,093
Total lease revenues (2)	$40,769	$31,054

(1)	Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)	Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.

As Lessee

The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of right of use (“ROU”) assets and lease liabilities related to these operating leases. The Company’s ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of March 31, 2020, the Company’s ROU assets and lease liabilities were $4.6 million and $7.3 million, respectively. As of December 31, 2019, the Company’s ROU assets and lease liabilities were $4.8 million and $7.5 million, respectively.

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

The following table sets forth information related to the measurement of the Company’s lease liabilities as of March 31, 2020:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	22.4	21.9
Weighted average discount rate	7.00%	7.00%

Upon adoption of ASC 842 on January 1, 2019 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019.

The following table sets forth the details of rent expense for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in thousands)	2020	2019
Fixed rent expense	$382	$363
Variable rent expense	—	—
Total rent expense	$382	$363

As of March 31, 2020, under ASC 842, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
April 1 - December 31, 2020	$547	$484	$1,031
2021	680	650	1,330
2022	669	652	1,321
2023	656	318	974
2024	556	265	821
Thereafter	538	12,167	12,705
Total	$3,646	$14,536	18,182
Present value discount			(10,899)
Lease liabilities			$7,283

The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

11. Commitments and Contingencies

As of March 31, 2020, the Company has remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $22.1 million to its tenants for development, construction and renovation costs related to properties leased from the Company.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters

In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of March 31, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

Defined Contribution Retirement Plan

The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the three months ended March 31, 2020 and 2019, the Company made matching contributions of  $0.1 million.

Employment Agreements

The Company has employment agreements with its executive officers. These employment agreements have an initial term of four years, with automatic one-year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination. As of March 31, 2020, the Company recorded a liability of $0.4 million within accrued liabilities and other payables in its consolidated balance sheets for payments due under an employment agreement with one executive officer in connection with their termination of employment from the Company.

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within prepaid expenses and other assets, dividends payable and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.

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

The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of March 31, 2020 and December 31, 2019 approximate fair value.

The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of March 31,2020, the Company’s secured borrowings had an aggregate carrying value of $176.1 million (excluding net deferred financing costs of $3.6 million) and an estimated fair value of $178.8 million. As of December 31, 2019, the Company’s secured borrowings had an aggregate carrying value of $239.1 million (excluding net deferred financing costs of $3.8 million) and an estimated fair value of $247.1 million.

The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2020 and December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of March 31, 2020 and December 31, 2019, the Company estimated the fair value of its interest rate swap contracts to be a $41.0 million liability and a $2.9 million net liability, respectively.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the date presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Non-financial assets:
Long-lived assets	$587	$—	$—	$—	$587

December 31, 2019
Non-financial assets:
Long-lived assets	$3,864	$—	$—	$—	$3,864

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

Quantitative information about Level 3 fair value measurements as of March 31, 2020 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Quick service restaurant - Childersburg, AL	$300	Sales comparison approach	Non-binding sales contract	$300
Vacant - Sylacauga, AL	287	Sales comparison approach	Binding sales contract	$287

13. Related-Party Transactions

During the three months ended March 31, 2019, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the three months ended March 31, 2019, which is included in general and administrative expense in the Company’s consolidated statements of operations.

14. Subsequent Events

The Company has evaluated all events and transactions that occurred after March 31, 2020 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.

Acquisition and Disposition Activity

Subsequent to March 31, 2020, the Company invested in 6 real estate investment properties for an aggregate investment (including acquisition-related costs) of $11.2 million and invested $5.3 million through new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.

Subsequent to March 31, 2020, the Company sold its investment in 3 real estate properties for an aggregate gross sales price of $3.6 million and incurred $0.3 million of disposition costs related to these transactions.

COVID-19

The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term. The extent to which this pandemic could affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.

The Company is closely monitoring the impact of COVID-19 on all aspects of its business, including the safety and health of its employees, its portfolio and its tenant credit health, as well as its liquidity, capital allocation, and balance sheet management. The Company continues to actively engage in discussions with its tenants regarding the impact of COVID-19 on their business operations, liquidity, prospects, and financial position, and many of the Company’s tenants have requested rent deferrals due to the pandemic. Through May 7, 2020, the Company has collected 60.9% of contractual base rent due from its tenants for the month of April 2020 and has entered into deferral agreements with its tenants for an additional 32.7% of contractual base rent for the month of April 2020.

These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer its April rent and all or a portion of its rent for May and June, with all of the deferred rent to be paid to the Company pursuant to a schedule that extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in the Company’s tenants’ ability to operate their businesses caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to the Company, including the payment of rent (including deferred rent) or to request further rent deferrals.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Given the significant uncertainty around the duration and severity of COVID-19, the Company is unable to predict the impact COVID-19 will have on its tenants’ continued ability to pay rent, including deferred rent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including its operating partnership, Essential Properties, L.P., as “we,” “us,” “our” or the “Company,” unless we specifically state otherwise or the context indicates otherwise.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general business and economic conditions;
•

ongoing adverse effects of the COVID-19 pandemic on us and our tenants, including the ability of our tenants to pay rent to us in accordance with their lease agreements and deferral agreements, and our ability to access debt and equity capital on reasonable terms;

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

•	the performance and financial condition of our tenants;
•	the availability of suitable properties to invest in and our ability to invest in and lease those properties on favorable terms;
•	our ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•	the degree and nature of our competition;
•	our failure to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital on attractive terms;
•	fluctuating interest rates;
•	availability of qualified personnel and our ability to retain our key management personnel;
•	changes in, or the failure or inability to comply with, applicable law or regulation;
•	our failure to maintain our qualification for taxation as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•	additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. See the COVID-19 Pandemic Update ("COVID Update") section below for a discussion of the impact on our business to date, including operational changes we have implemented, performance indicators such as rent collections through May 7, 2020 and factors that we anticipate will inform our future decisions and actions. The current operating environment is changing rapidly. Our future response and the resulting impact on our business is difficult to predict. The extent of the impact that the COVID-19 pandemic will have on our business going forward, including our financial condition, results of operations and cash flows is dependent on multiple factors, many of which are unknown. For additional details, see Item 1A. Risk Factors.

Overview

We are an internally managed real estate company that invests in, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience- based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations status and intended distributions will allow us to continue to so qualify.

On June 25, 2018, we completed the initial public offering (“IPO”) of our common stock. Our common stock is listed on the New York Stock Exchange under the ticker symbol “EPRT”.

We generally lease each of our properties to a single tenant on a triple-net long-term lease basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent we receive from the tenants that occupy our properties. As of March 31, 2020, we had a portfolio of 1,050 properties (inclusive of one undeveloped land parcel and 92 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $161.1 million and was 99.5% occupied.

Substantially all of our leases provide for periodic contractual rent escalations. As of March 31, 2020, leases contributing 98.8% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4%, with a weighted average annual escalation equal to 1.5% of base rent. As of March 31, 2020, leases contributing 93.8% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities on our properties. As of March 31, 2020, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), excluding renewal options that have not been exercised, with 5.6% of our annualized base rent attributable to leases expiring prior to January 1, 2025. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.

As of March 31, 2020, 60.1% of our annualized base rent was attributable to master leases, where we have leased multiple properties to the tenant under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

COVID-19 Pandemic Update

The global spread of COVID-19, which has been declared a pandemic by the World Health Organization, has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.

The impact of the pandemic has been rapidly evolving. It continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. The outbreak is expected to have a continued adverse impact on economic and market conditions for the foreseeable future and to trigger a period of global economic slowdown with an indeterminate duration. The rapid development and fluidity of this situation is extreme and the ultimate adverse impact of the COVID-19 pandemic at this time is unknown. Consequently, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results (such as our tenants’ ability to meet their financial obligations to us (including the payment of rent and deferred rent) and the potential negative impact to occupancy), results of operations or market values of our properties, increased risk of defaults, decreased availability of financing arrangements, additional potential risks arising from changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Conditions in the bank lending, capital, and other financial markets may continue to deteriorate as a result of the pandemic, and our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic is likely to negatively impact our tenants.

We are closely monitoring the impact of COVID-19 on all aspects of our business, including the safety and health of our employees, our portfolio, and tenant credit health, as well as our liquidity, capital allocation, and balance sheet management. In March 2020, we initiated steps to prioritize the health and safety of our employees, and transitioned all of our employees to working remotely and successfully executed our business continuity plan, with all of our core financial, operational, and telecommunication systems operating from a cloud-based environment with no disruption.

One of our main operating functions is our proactive asset management approach. Accordingly, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position. Many of our tenants have either suspended or reduced their business operations. In particular, our tenants operating businesses such as early childhood educational facilities, retail, restaurants, health and fitness facilities, entertainment outlets and movie theaters have been particularly harmed by the pandemic. As of May 7, 2020, we estimate that properties operated by tenants contributing approximately 51.7% of our annualized base rent as of March 31, 2020 were closed or operating in a reduced capacity. Through May 7, 2020, we received from tenants approximately 60.9% of contractual base rent that was due for April 2020, and as of such date we granted tenant-requested rent deferrals relating to approximately $16.1 million of future rent, which represents approximately 10.0% of our annualized base rent as of March 31, 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer its April rent and all or a portion of its rent for May and June, with all of the deferred rent to be paid to us pursuant to a schedule that extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent (including deferred rent). Therefore, information provided regarding April rent collections should not serve as an indication of expected future rent collections.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects, particularly if tenants are unable to meet their rental payment obligations to us (including the payment of deferred rent), our vacancy rate increases or if we choose to grant further rent deferrals or other concessions.

Liquidity and Capital Resources

Substantially all of our cash from operations is generated by our investment portfolio. As of March 31, 2020, we had $2.1 billion of net investments in our investment portfolio, consisting of investments in 1,050 properties (inclusive of one undeveloped land parcel and 92 properties which secure our investments in mortgage loans receivable), with annualized base rent of $161.1 million. As described above, due to the COVID-19 pandemic, we have deferred approximately $16.1 million of future rent, which represents approximately 10.0% of our annualized base rent as of March 31, 2020. While we expect to receive deferred rent in accordance with the terms of the deferral agreements that we have entered into with our tenants, these deferrals will have the effect of delaying our receipt of operating cash flow.

Our short-term liquidity requirements consist primarily of funds necessary to pay our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us, with the result that we have limited property-level expense. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal or re-leasing, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or to sell the property. As of March 31, 2020, five of our property locations were vacant and not subject to a lease (excluding one undeveloped land parcel), which represents a 99.5% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations. The COVID-19 pandemic has introduced significant business uncertainty, and it could result in increased vacancy throughout our portfolio. To the extent we see an increase in vacancy, it would cause us to incur increased property costs.

While the COVID-19 pandemic has caused us to slow our investment pace, we intend to continue to grow our portfolio over the long term through additional real estate investments. To accomplish this objective, we seek to acquire real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 23 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually specified interest or rent that generally increases in proportion with our funding. As of March 31, 2020, we had agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $58.4 million, and, as of the same date, we had funded $35.2 million of this commitment. We expect to fund the balance of such commitment by December 31, 2021.

Additionally, as of May 7, 2020, we were under contract to acquire 13 properties with an aggregate purchase price of $23.8 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily with cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future financings, sale of common stock under our ATM Program, proceeds from select sales of our properties and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.

An additional liquidity need is funding the distributions that are among the requirements for us to continue to qualify for taxation as a REIT. During the three months ended March 31, 2020, our board of directors declared total cash distributions of $0.23 per share of common stock. Holders of OP Units, issued by our Operating Partnership, are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the three months ended March 31, 2020, we paid $19.4 million of distributions to common stockholders and OP Unit holders, and as of March 31,

2020, we recorded $21.3 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.

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

As of March 31, 2020, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 5.3 years. As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Future sources of debt capital may also include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2020 our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments. However, the ultimate impact that the COVID-19 pandemic will have on our financial condition and cash flows is uncertain and will vary depending on various factors, including the timing and manner in which operations resume at certain of our properties that have been closed or operating in reduced capacities due to the pandemic, the ability of tenants to pay deferred rent and the possibility that we may defer additional rent or grant additional rent concessions in the future.

Description of Certain Debt

Unsecured Revolving Credit Facility and April 2019 Term Loan

Through our Operating Partnership, we are party to an Amended Credit Agreement with a group of lenders, which provides for revolving loans of up to $400.0 million (the “Revolving Credit Facility”) and up to an additional $200.0 million in term loans (the “April 2019 Term Loan”). Under the Revolving Credit Facility, as of March 31, 2020, we had $65.0 million in outstanding borrowings and had $335.0 million of unused borrowing capacity.  Additionally, as of March 31, 2020, we had $200.0 million of principal borrowings outstanding under the April 2019 Term Loan.

The Revolving Credit Facility matures in April 2023, with an extension option of up to 12-months exercisable by the Operating Partnership, subject to certain conditions, and the Term Loan Facility matures in April 2024. The loans under each of the Revolving Credit Facility and the Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the Term Loan Facility). The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P or Moody’s, the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. Each of the Revolving Credit Facility and the April 2019 Term Loan is freely pre-payable at any time and is mandatorily payable if borrowings exceed the borrowing base or the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the April 2019 Term Loan. The Operating Partnership is required to pay revolving credit fees throughout the term of the Revolving Credit Agreement based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. The Operating Partnership was required to pay a ticking fee on the Term Loan Facility for the period from April 12, 2019 through May 14, 2019, the date the term loan was drawn. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200.0 million.

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

The Amended Credit Agreement restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Code, as amended. The Amended Credit Agreement contains certain additional covenants that, subject to exceptions, limit or restrict our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.

November 2019 Term Loan

On November 26, 2019, we, through our Operating Partnership, entered into a $430.0 million term loan credit facility (the “November 2019 Term Loan”) with a group of lenders. The November 2019 Term Loan provides for term loans to be drawn up to an aggregate amount of $430.0 million with a maturity of November 26, 2026. On December 9, 2019, we borrowed $250.0 million under the November 2019 Term Loan and, on March 26, 2020, we borrowed the remaining $180.0 million available under the November 2019 Term Loan.

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

Master Trust Funding Program

SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate gross principal balance of $176.1 million as of March 31, 2020. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties owned by the Master Trust Issuers and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).

Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), which were repaid in full in November 2019, and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $176.1 million as of March 31, 2020. The Notes are the joint obligations of all Master Trust Issuers.

Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of March 31, 2020, we had pledged 248 properties, with a net investment amount of $342.7 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

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

A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended March 31, 2020, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $10.6 million on cash collections of $14.0 million, which represents a debt service coverage ratio (as defined in the program documents) of 3.86 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.

The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of March 31, 2020.  However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount.

An event of default will occur under the Master Trust Funding Program, if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in complying with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of March 31, 2020, we were in material compliance with all such covenants.

As of March 31, 2020, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for the remainder of 2020 were $2.9 million We expect to meet these repayment requirements primarily through our net cash from operating activities.

Cash Flows

Comparison of the three months ended March 31, 2020 and the three months ended March 31, 2019

As of March 31, 2020, we had $192.6 million of cash and cash equivalents and $21.5 million of restricted cash as compared to $109.1 million and $4.9 million, respectively, as of March 31, 2019.

Cash Flows for the three months ended March 31, 2020

During the three months ended March 31, 2020, net cash provided by operating activities was $26.3 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $26.5 million (net income of $14.0 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gain on dispositions of real estate, net, straight-line rent receivable, and equity-based compensation expense, of $12.4 million) and an increase in accrued liabilities and other payables of $2.1 million. These cash inflows were partially offset by an increase in prepaid expenses and other assets of $2.0 million.

Net cash used in investing activities during the three months ended March 31, 2020 was $148.2 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $155.9 million to fund investments in real estate, including capital expenditures, $3.7 million to fund construction in progress, $8.0 million of investments in loans receivable, $0.9 million paid to tenants as lease incentives. These cash outflows were partially offset by $19.6 million of proceeds from sales of investments, net of disposition costs and $0.1 million of principal collections on our loans and direct financing lease receivables and $0.6 million in deposits on prospective real estate investments.

Net cash provided by financing activities of $314.6 million during the three months ended March 31, 2020 related to net cash inflows of $198.2 million from the issuance of common stock in the Follow-On Offering and through our ATM Program, $69.0 million of borrowings under the Revolving Credit Facility, and $180.0 million of borrowings under the Term Loan Facility. These cash inflows were partially offset by, $63.0 million of repayments of secured borrowing principal, $50.0 million of repayments on the Revolving Credit Facility, the payment of $19.4 million in dividends and $0.2 million of offering costs related to the Follow-On Offering and the ATM Program.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations

The following table provides information with respect to our commitments as of March 31, 2020:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2020	2021- 2022	2023-2024	Thereafter
Secured Borrowings—Principal	$176,124	$2,932	$8,376	$164,817	$—
Secured Borrowings—Fixed Interest (1)	29,867	5,495	14,195	10,177	—
Unsecured Term Loans (2)	630,000	—	—	200,000	430,000
Revolving Credit Facility (3)	65,000	—	—	65,000	—
Tenant Construction Financing and Reimbursement Obligations (4)	22,132	22,132	—	—	—
Operating Lease Obligations (5)	18,182	1,031	2,651	1,795	12,705
Total	$941,305	$31,590	$25,222	$441,789	$442,705

(1)	Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.
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

(5)	Includes $14.5 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

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

Allowance for Loan Losses

Prior to the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), the Company periodically evaluated the collectability of its loans receivable, including accrued interest, by analyzing the underlying property‑level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2019, the Company had no allowance for loan losses recorded in its consolidated financial statements.

On January 1, 2020, the Company adopted ASC 326 on a prospective basis. ASC 326 changes how the Company accounts for credit losses for all of the Company’s loans receivable and direct financing lease receivables. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information used under the incurred losses model. Upon adoption of ASC 326, the Company recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netting against loans and direct financing receivables on the Company’s Consolidated balance sheet. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans and direct financing lease receivable portfolio at each balance sheet date. As of March 31, 2020, the Company recorded an allowance for loan losses of $0.7 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.

In connection with the Company’s adoption of ASC 326 on January 1, 2020, the Company implemented a new process including the use of loan loss forecasting models. The Company has used the loan loss forecasting model for estimating expected life-time credit losses, at the individual loan level, for its loans and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of loan and global assumptions.

The Company used a real estate loss estimate model (“RELEM”) which estimates losses on our loans and direct financing lease receivable portfolio, for purposes of calculating allowances for loan losses. The RELEM allows the Company to refine (on an ongoing basis) the expected loss estimate by incorporating loan specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. The Company specific loan-level inputs which include loan-to-stabilized-value “LTV” and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and future funding’s. The Company categorizes the results by LTV range, which it considers the most significant indicator of credit quality for its loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.

Real estate lending has several risks that need to be considered. There is the potential for changes in local real estate conditions and subjectivity of real estate valuations. In addition, overall economic conditions may impact the borrowers’ financial condition. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial conditions of borrowers.

The Company also evaluates each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivables.

Our allowance for loan losses is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate assets securing our loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans and direct financing leases during their anticipated term.

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) establishing ASC 326, as amended by subsequent ASUs on the topic. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We adopted this guidance on January 1, 2020 and recorded estimates of expected loss on its loans receivable portfolio beginning on that date.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company adopted ASU 2017-12 while accounting for its interest rate swaps (see Note 5—Derivatives). As the Company did not have other derivatives outstanding at time of adoption, no prior period adjustments were required. Pursuant to the provisions of ASU 2017-12, the Company is no longer required to separately measure and recognize hedge ineffectiveness. Instead, the Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance on January 1, 2020 and the adoption of ASU 2018-13 did not have a material impact on our related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

During April 2020, the Financial Accounting Standards Board ("FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. As of March 31, 2020, we have not modified any of our leases and as a result, have not yet made a determination on whether to elect this option. Accordingly, the Lease Modification Q&A did not have an impact on our consolidated financial statements.

Our Real Estate Investment Portfolio

As of March 31, 2020, we had a portfolio of 1,050 properties, including one undeveloped land parcel, five vacant properties and 92 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $161.1 million. Our 212 tenants operate 283 different concepts in 16 industries across 43 states. None of our tenants represented more than 3.2% of our portfolio at March 31, 2020, and our top ten largest tenants represented 23.1% of our annualized base rent as of that date.

Diversification by Tenant

As of March 31, 2020, our top ten tenants included ten different concepts: Captain D’s, Cadence Academy, Mister Car Wash, Art Van Furniture, AMC Theatres, Circle K, The Malvern School, R-Store, Vasa Fitness, and Ladybird Academy. Our 1,044 properties are operated by our 212 tenants. The following table details information about our tenants and the related concepts as of March 31, 2020 (dollars in thousands):

				% of
		Number of	Annualized	Annualized
Tenant(1)	Concept	Properties (2)	Base Rent	Base Rent
Captain D's, LLC	Captain D's	74	$5,094	3.2%
Cadence Education, LLC	Cadence Academy	23	4,719	2.9%
Car Wash Partners, Inc.	Mister Car Wash	13	4,275	2.7%
AVF PARENT, LLC	Art Van Furniture	4	3,893	2.4%
American Multi-Cinema, Inc (3)	AMC	5	3,712	2.3%
Mac's Convenience Stores, LLC (4)	Circle K	34	3,686	2.3%
Malvern School Properties, LP	The Malvern School	13	3,145	2.0%
GPM Investments, LLC (5)	R-Store	26	2,956	1.8%
Vasa Fitness, LLC	Vasa Fitness	5	2,927	1.8%
Ladybird Enterprises, Inc. & Affiliates	Ladybird Academy	7	2,817	1.7%
Top 10 Subtotal		204	37,224	23.1%
Other		840	123,849	76.9%
Total/Weighted Average		1,044	$161,074	100.0%

(1)	Represents tenant or guarantor.
(2)	Excludes one undeveloped land parcel and five vacant properties.
(3)	Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
(4)	Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.

(5)    Includes one property leased to a subsidiary of GPM investments, LLC.

As of March 31, 2020, our five largest tenants, who contributed 13.5% of our annualized base rent, had a rent coverage ratio of 2.9x and our ten largest tenants, who contributed 23.1% of our annualized base rent, had a rent coverage ratio of 2.8x.

As of March 31, 2020, 93.8% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept

Our tenants operate their businesses across 283 concepts. The following table details those concepts as of March 31, 2020 (dollars in thousands):

		Annualized	% of
		Base	Annualized	Number of	Building
Concept	Type of Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)
Captain D's	Service	$5,834	3.6%	82	212,595
Mister Car Wash	Service	4,275	2.7%	13	54,621
Circle K	Service	4,011	2.5%	36	139,799
Art Van Furniture	Retail	3,893	2.4%	4	240,591
AMC	Experience	3,712	2.3%	5	240,672
The Malvern School	Service	3,145	2.0%	13	149,781
Vasa Fitness	Experience	2,927	1.8%	5	207,383
Ladybird Academy	Service	2,817	1.7%	7	89,495
Applebee's	Service	2,814	1.7%	16	82,941
R-Store	Service	2,812	1.7%	25	105,703
Top 10 Subtotal		36,240	22.5%	206	1,523,581
Other		124,834	77.5%	838	6,736,513
Total		$161,074	100.0%	1,044	8,260,094

(1)	Excludes one undeveloped land parcel and five vacant properties.

Diversification by Industry

Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2020 (dollars in thousands):

		Annualized	% of
	Type of	Base	Annualized	Number of	Building	Rent Per
Tenant Industry	Business	Rent	Base Rent	Properties (1)	(Sq. Ft.)	Sq. Ft. (2)
Quick Service	Service	$23,080	14.3%	317	844,782	$27.54
Early Childhood Education	Service	21,342	13.3%	94	974,143	21.35
Car Washes	Service	19,008	11.8%	82	384,242	48.83
Medical / Dental	Service	17,520	10.9%	100	647,463	26.27
Convenience Stores	Service	17,002	10.6%	149	598,940	28.39
Casual Dining	Service	8,779	5.5%	61	371,825	23.61
Automotive Service	Service	8,386	5.2%	76	424,761	19.74
Other Services	Service	5,150	3.2%	25	282,470	18.23
Pet Care Services	Service	5,059	3.1%	32	201,541	20.42
Family Dining	Service	5,127	3.2%	29	194,085	26.42
Service Subtotal		130,454	81.0%	965	4,924,251	26.07
Health and Fitness	Experience	10,651	6.6%	25	953,487	10.46
Entertainment	Experience	6,532	4.1%	18	647,483	10.71
Movie Theatres	Experience	4,342	2.7%	6	293,206	14.81
Experience Subtotal		21,526	13.4%	49	1,894,176	11.23
Home Furnishings	Retail	5,443	3.4%	7	383,415	14.20
Grocery	Retail	955	0.6%	4	161,296	5.92
Retail Subtotal		6,398	4.0%	11	544,711	11.75
Building Materials	Industrial	2,696	1.7%	19	896,956	3.01
Total		$161,074	100.0%	1,044	8,260,094	$19.25

(1)	Excludes one undeveloped land parcel and five vacant properties.
(2)	Excludes properties with no annualized base rent and properties under construction.

As of March 31, 2020, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.0x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.0x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.1x and our tenants operating industrial businesses had a weighted average rent coverage ratio of 7.6x.

Diversification by Geography

Our 1,050 property locations are spread across 43 states. The following table details the geographical locations of our properties as of March 31, 2020 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$21,649	13.4%	131	1,106,025
Georgia	15,941	9.9%	105	597,017
Florida	10,466	6.5%	53	474,027
Arkansas	8,814	5.5%	69	304,278
Michigan	8,191	5.1%	42	457,097
Ohio	7,182	4.5%	57	452,259
Alabama	6,599	4.1%	49	565,728
Wisconsin	6,354	3.9%	39	442,872
Minnesota	5,755	3.6%	31	261,833
Arizona	5,221	3.2%	26	274,313
Tennessee	4,999	3.1%	43	216,489
North Carolina	4,363	2.7%	21	286,831
Pennsylvania	4,085	2.5%	26	157,089
Massachusetts	4,034	2.5%	14	77,817
Colorado	3,839	2.4%	23	251,007
South Carolina	3,750	2.3%	26	224,202
New York	3,412	2.1%	32	187,426
Illinois	3,306	2.1%	21	55,147
Kentucky	2,901	1.8%	26	150,592
New Mexico	2,758	1.7%	18	166,472
Iowa	2,566	1.6%	21	83,651
Mississippi	2,490	1.5%	24	99,406
Oklahoma	2,364	1.5%	13	100,618
Indiana	2,293	1.4%	22	238,171
Missouri	2,168	1.3%	18	119,173
Maryland	1,690	1.0%	7	41,472
South Dakota	1,677	1.0%	7	65,811
Kansas	1,675	1.0%	7	102,545
Washington	1,515	0.9%	10	77,293
Louisiana	1,437	0.9%	9	103,966
Virginia	1,180	0.7%	7	54,130
Connecticut	1,138	0.7%	6	51,551
Oregon	1,074	0.7%	6	124,931
Utah	911	0.6%	2	73,101
West Virginia	887	0.6%	17	67,659
Wyoming	425	0.3%	2	17,776
New Jersey	420	0.3%	3	19,091
Nebraska	412	0.3%	7	14,001
California	386	0.2%	3	30,870
Idaho	383	0.2%	1	35,433
Nevada	222	0.1%	1	9,914
New Hampshire	141	0.1%	3	6,630
Alaska	-	0.0%	2	34,777
Total	$161,074	100.0%	1,050	8,280,490

  Lease Expirations

As of March 31, 2020, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), with only 5.6% of our annualized base rent attributable to leases expiring prior to January 1, 2025. The following table sets forth our lease expirations for leases in place as of March 31, 2020 (dollars in thousands):

				Weighted
	Annualized	% of Annualized	Number of	Average Rent
Lease Expiration Year (1)	Base Rent	Base Rent	Properties (2)	Coverage Ratio (3)
2020	$90	0.1%	1	1.9	x
2021	243	0.2%	3	2.7	x
2022	773	0.5%	5	3.7	x
2023	2,131	1.3%	12	2.7	x
2024	5,790	3.6%	49	3.7	x
2025	1,020	0.6%	11	4.0	x
2026	2,395	1.5%	14	2.5	x
2027	4,736	2.9%	30	3.2	x
2028	2,890	1.8%	17	2.8	x
2029	4,273	2.7%	68	4.2	x
2030	5,206	3.2%	53	3.7	x
2031	7,328	4.5%	44	3.5	x
2032	11,562	7.2%	63	3.4	x
2033	9,280	5.8%	41	2.8	x
2034	24,483	15.2%	193	2.9	x
2035	8,362	5.2%	54	2.9	x
2036	2,697	1.7%	22	1.7	x
2037	18,252	11.3%	77	3.1	x
2038	17,473	10.8%	92	2.2	x
2039	25,044	15.5%	154	2.5	x
Thereafter	7,046	4.4%	41	3.0	x
Total/Weighted Average	$161,074	100.0%	1,044	2.9	x

(1)	Expiration year of contracts in place as of March 31, 2020, excluding any tenant option renewal periods that have not been exercised.
(2)	Excludes one undeveloped land parcel and five vacant properties.
(3)	Weighted by annualized base rent.

Results of Operations

The following discussion includes the results of our operations for the periods presented.

Comparison of the three months ended March 31, 2020 and the three months ended March 31, 2019

	Three months ended March 31,
(dollar amounts in thousands)	2020	2019	Change	%
Revenues:
Rental revenue	$39,542	$30,774	$8,768	28.5%
Interest on loans and direct financing lease receivables	1,938	326	1,612	494.5%
Other revenue, net	7	7	-	—
Total revenues	41,487	31,107	10,380

Expenses:
Interest	6,833	7,089	(256)	-3.6%
General and administrative	7,536	4,188	3,348	79.9%
Property expenses	373	1,247	(874)	-70.1%
Depreciation and amortization	13,012	9,120	3,892	42.7%
Provision for impairment of real estate	373	1,440	(1,067)	-74.1%
Provision for loan losses	468	—	468	—
Total expenses	28,595	23,084	5,511
Other operating income:
Gain on dispositions of real estate, net	1,875	676	1,199	177.4%
Income from operations	14,767	8,699	6,068
Other (loss)/income:
Loss on repayment of secured borrowings	(924)	—	(924)	—
Interest	231	91	140	153.8%
Income before income tax expense	14,074	8,790	5,284
Income tax expense	31	67	(36)	-53.7%
Net income	14,043	8,723	5,320
Net income attributable to non-controlling interests	(84)	(2,594)	2,510	-96.8%
Net income attributable to stockholders	$13,959	$6,129	$7,830
Rental revenue. Rental revenue increased by $8.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 708 properties, representing $1.4 billion in net investments in real estate, as of March 31, 2019 to 1,050 properties, representing $2.0 billion in net investments in real estate, as of March 31, 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2020 on acquisitions that were made during 2019. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $1.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to additional investments in loans receivable during 2019 and 2020, which led to a higher average daily balance of loans receivable outstanding during the three months ended March 31, 2020.

Other revenue. Other revenue remained unchanged during the three months ended March 31, 2020 as compared to three months ended March 31, 2019, primarily due to the consistent receipt of lease termination fees from former tenants during the three months ended March 31, 2020.

Interest expense. Interest expense decreased by $0.3 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. In 2019, the Company fully repaid the Series 2016-1 Notes that were outstanding.  In February 2020, the Company partially repaid the Series 2017-1 Notes that were outstanding. The repayment of Master Trust Funding notes resulted in a decrease of $3.4 million in cash interest expense and a $0.4 million decrease of amortization of deferred financing costs for the three months ended March 31, 2020. In addition, amortization of deferred financing costs for the Amended Credit Agreement and the November 2019 Term Loan resulted in a decrease of $0.4 million, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.  The decreases were partially offset by the increase of borrowing of funds under the April 2019 Term Loan and November 2019 Term Loan resulted in additional cash interest expense of $3.4 million during for the three months ended March 31, 2020. These decreases were partially offset by additional borrowings under the Revolving Credit Facility resulted in additional interest expense of $0.1 million and $0.1 million in unused borrowing fees for the three months ended March 31, 2020. Additionally, there was an increase of $0.3 million related to the interest rate swap.

General and administrative expenses. General and administrative expenses increased $3.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase in general and administrative expenses was primarily related to operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees, and directors’ fees.

Property expenses. Property expenses decreased by approximately $0.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in property expenses was primarily due to a decrease in personal property expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased by $3.9 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio three months ended March 31, 2020

Provision for impairment of real estate. Impairment charges on real estate investments were $0.4 million and $1.4 million for the three months ended March 31, 2020, respectively.  During the three months ended March 31, 2020 and 2019, we recorded a provision for impairment of real estate at two and four of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.

Provision for loan losses. Provision for loan losses of $0.5 million was recorded for the three months ended March 31, 2020 The losses are related to the changes in the Company’s loss reserve subsequent to the adoption of ASC Topic 326 – Credit Losses. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans receivable portfolio at each balance sheet date.

Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $1.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. We disposed of 10 real estate properties during the three months ended March 31, 2020, compared to our disposition of 7 real estate properties during the three months ended March 31, 2019.

Loss on repurchase of secured borrowings. Loss on repurchase of secured borrowings of $0.9 million was recorded during the three months ended March 31, 2019, due to the write-off of deferred financing costs related to the partial repayment of the Series 2017-1 Notes in February 2020.

Interest income. Interest income increased by $0.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts during the three months ended March 31, 2020.

Income tax expense. Income tax expense decreased by $0.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.

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

To derive AFFO, we modify our computation of Core FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our operating performance, including straight-line rental revenue, non-cash interest expense, non-cash compensation expense, other amortization expense, other non-cash charges (including changes to our provision for loan losses following the adoption of ASC 326), capitalized interest expense and transaction costs. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider when assessing our operating performance without the distortions created by non-cash items and certain other revenues and expenses.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2020	2019
Net income	$14,043	$8,723
Depreciation and amortization of real estate	12,988	9,097
Provision for impairment of real estate	373	1,440
Gain on dispositions of real estate, net	(1,875)	(676)
FFO attributable to stockholders and non-controlling interests	25,529	18,584
Other non-recurring expenses (1)	1,576	—
Core FFO attributable to stockholders and non-controlling interests	27,105	18,584
Adjustments:
Straight-line rental revenue, net	(3,191)	(2,903)
Non-cash interest	534	816
Non-cash compensation expense	1,291	1,226
Other amortization expense	434	228
Other non-cash charges	468	3
Capitalized interest expense	(95)	(25)
Transaction costs	67	—
AFFO attributable to stockholders and non-controlling interests	$26,613	$17,929

(1)

Includes non-recurring expenses of $0.7 million for accruals of severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers and our $0.9 million loss on repayment of secured borrowings during the three months ended March 31, 2020.

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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2020	2019
Net income	$14,043	$8,723
Depreciation and amortization	13,012	9,120
Interest expense	6,833	7,089
Interest income	(231)	(91)
Income tax expense	31	67
EBITDA attributable to stockholders and non-controlling interests	33,688	24,908
Provision for impairment of real estate	373	1,440
Gain on dispositions of real estate, net	(1,875)	(676)
EBITDAre attributable to stockholders and non-controlling interests	$32,186	$25,672

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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2020:

(in thousands)	Three months ended March 31, 2020
Net income	$14,043
Depreciation and amortization	13,012
Interest expense	6,833
Interest income	(231)
Income tax expense	31
EBITDA attributable to stockholders and non-controlling interests	33,688
Provision for impairment of real estate	373
Gain on dispositions of real estate, net	(1,875)
EBITDAre attributable to stockholders and non-controlling interests	32,186
Adjustment for current quarter investment and disposition activity (1)	1,846
Adjustment to exclude other non-recurring expenses (2)	2,044
Adjustment to exclude lease termination fees and certain percentage rent (3)	(98)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$35,978

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$143,912

(1)	Adjustment assumes all investments in and dispositions of real estate made during the three months ended March 31, 2020 had occurred on January 1, 2020.
(2)	Adjustment is made to exclude non-core expenses added back to compute Core FFO and our provision for loan losses.
(3)	Adjustment excludes contingent rent (based on a percentage of the tenant’s gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease.

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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2020	December 31, 2019
Secured borrowings, net of deferred financing costs	$173,470	$235,336
Unsecured term loans, net of deferred financing costs	625,770	445,586
Revolving credit facility	65,000	46,000
Total debt	864,240	726,922
Deferred financing costs, net	6,884	8,181
Gross debt	871,124	735,103
Cash and cash equivalents	(192,616)	(8,304)
Restricted cash deposits held for the benefit of lenders	(21,456)	(13,015)
Net debt	$657,052	$713,784

We compute NOI as total revenues less property expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net income or loss, in accordance with GAAP. Cash NOI further excludes non-cash items included in total revenues and property expenses, such as straight-line rental revenue and other amortization and non-cash charges. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those revenue and expense items that are incurred at the property level and present such items on an unlevered basis.

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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2020	2019
Net income	$14,043	$8,723
Interest expense	6,833	7,089
General and administrative expense	7,536	4,188
Depreciation and amortization	13,012	9,120
Provision for impairment of real estate	373	1,440
Provision for loan losses	468	—
Loss on repayment of secured borrowings	924	—
Interest income	(231)	(91)
Income tax expense	31	67
Gain on dispositions of real estate, net	(1,875)	(676)
NOI attributable to stockholders and non-controlling interests	41,114	29,860
Straight-line rental revenue, net	(3,191)	(2,903)
Other amortization expense	434	229
Cash NOI attributable to stockholders and non-controlling interests	$38,357	$27,186

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over time, we generally seek to match the expected cash inflows from our long-term investments with the expected cash outflows for our long-term debt. To achieve this objective, we borrow on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding investments, and the April 2019 Term Loan and the November 2019 Term Loan. We have fixed the floating rates on borrowings under the term loan facilities by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective term loan. As of March 31, 2020, we had $176.1 million of principal outstanding under our Master Trust Funding Program, which bears interest at a weighted average fixed rate of 4.19% per annum as of such date, and had $630.0 million of combined principal outstanding on the April 2019 Term Loan and the November 2019 Term Loan. The variable interest rates in effect to on our borrowings under the April 2019 Term Loan and November 2019 Term Loan as of March 31, 2020 were 2.13% and 2.37%, respectively.

We have fixed the interest rates on the term loan facilities’ variable-rates through the use of interest rate swap agreements. At March 31, 2020, our aggregate liability in the event of the early termination of our swaps was $42.6 million. At March 31, 2020, a 100-basis point increase of the interest rates on these facilities would increase our related interest costs by $0.4 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $0.4 million per year.

Additionally, as of March 31, 2020, we had $65.0 million in borrowings outstanding under the Revolving Credit Facility, which bear interest at an annual rate equal to LIBOR plus a leverage-based credit spread of 1.25% as of such date. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $0.7 million as of March 31, 2020.

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. At March 31, 2020, our portfolio had the following concentrations for property types with heightened risk as a result of the COVID-19 pandemic, based on the percentage of our annualized base rent as of that date:

•	23.0% casual dining, family dining and quick service restaurants;
•	10.9% medical/dental;
•	13.3% early childhood education;
•	6.6% health and fitness; and
•	6.8% entertainment outlets and movie theatres.

There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent, including deferred rent.

Fair Value of Fixed-Rate Indebtedness

The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.  The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2020:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$176,124	$153,346

(1)	Excludes net deferred financing costs of $2.7 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance of compliance.

Changes in Internal Control

During the first quarter of 2020, we finalized the implementation a new enterprise resource planning system (the “ERP System”) that affects many of our financial processes. The new ERP System is a significant component of our internal control over financial reporting. We believe that this system has improved the efficiency and effectiveness of our processes for recording and reporting financial and other business transactions, as well as our overall systems environment. Other than the ERP System implementation, there was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For a discussion of risks related to the implementation of our new ERP System, see “Item 1A. Risk Factors—Any material failure, weakness interruption or breach in security of our information systems could prevent us from effectively operating our business.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and filed with the SEC on March 2, 2020. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic is materially and adversely impacting our business. Due to this pandemic, a large number of our properties are closed or operating in a reduced capacity, which has adversely affected our tenants and caused us to defer a significant amount of rent. Additionally, the pandemic has severely disrupted the capital markets, and access to equity and debt capital has generally become more expensive and more difficult to obtain. An intensification of the COVID-19 pandemic or its persistence for a prolonged period of time, a recession or an extended period of reduced economic activity, or a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, would increase the pandemic’s adverse impact on our business and could affect our financial condition, liquidity, results of operations, prospects, access to and costs of capital, and our ability to service our debt and pay dividends.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The impact of the pandemic has been rapidly evolving, and certain states and cities, including many of those where we own properties, have instituted quarantines, restrictions on travel, “shelter in place” rules, school closures and/or restrictions on the types of businesses that may continue to operate. These actions and the resulting decline in economic activity and consumer confidence have severely impaired the ability of many of our tenants to operate their businesses and meet their obligations to us, including rental payment obligations. It is unclear how long these restrictions will remain in place.

As of March 31, 2020, approximately 81.0% of our annualized base rent was attributable to tenants operating service-based businesses (such as quick service restaurants, convenience stores, early childhood educational facilities, medical/dental facilities, casual dining restaurants and family dining restaurants) and 13.4% of such ABR was attributable to tenants operating experience-based businesses (such as health and fitness facilities, entertainment outlets and movie theatres). These types of businesses have been severely affected by the COVID-19 pandemic, principally due to store closures or limitations on operations (which may be government-mandated or voluntary) and reduced economic activity. As of May 7, 2020, we estimate that properties operated by tenants contributing approximately 51.7% of our annualized base rent as of March 31, 2020 were closed or operating in a reduced capacity.

Many of our tenants have requested rent deferrals due to the pandemic.  As of May 7, 2020, we have granted deferrals with respect to approximately $16.1 million of future rent, which represents approximately 10.0% of our annualized base rent as of March 31, 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer its April rent and all or a portion of its rent for May and June, with all of the deferred rent to be paid to us pursuant to a schedule that extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses, or delays in the supply of products or services to our tenants from vendors that they need to operate their businesses, caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals. The likelihood of this would increase if the COVID-19 pandemic intensifies or persists for a prolonged period, or if the United States enters a recession or prolonged period of economic slowdown that reduces consumer confidence and economic activity. To the extent the pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired.

The COVID-19 pandemic has significantly and adversely impacted global, national, regional and local economic activity and has contributed to significant volatility and negative pressure in the financial markets. The market price of our common stock on the NYSE has experienced significant volatility since the outbreak of the COVID-19 pandemic. Similarly, the availability and pricing of debt capital has become increasingly volatile. Accordingly, we could experience difficulty accessing debt and equity capital on attractive terms, or at all, which would adversely affect our ability to grow our business, conduct our operations or address maturing liabilities. Additionally, the general decline in business activity and demand for real estate transactions has adversely affected our ability and desire to acquire additional properties and to opportunistically sell certain of our properties; it is unclear how long this unfavorable transaction environment will persist. Similarly, the deterioration in access to capital is likely adversely affecting our tenants’ abilities to finance their businesses and reducing their liquidity, which reduces their ability to meet their obligations to us.

The financial impact of the COVID-19 pandemic could negatively impact our future compliance with some of the financial covenants relating to our credit facility and term loans, some of which depend, in part, on the net operating income generated by certain of our properties or our EBITDA. Non-compliance would preclude us from borrowing further under our credit facility and, under certain circumstances, could result in an event of default and an acceleration of such indebtedness and, possibly, other indebtedness through cross-default provisions. Additionally, to the extent the COVID-19 pandemic intensifies or persists for a prolonged period of time, it is possible that we will be required to record significant impairment charges to the value of our real estate assets.

Our operations could be adversely affected if the health of our senior executives or a significant number of our other employees is adversely affected by the pandemic. Our senior executives have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. The loss of services of one or more members of our senior management team could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.

Due to the pandemic, many of our business processes are being conducted remotely, which places increased reliance on our information technology systems. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business processes, including our leasing, asset management, finance and reporting processes. Remote operations could adversely affect our disclosure controls and procedures and our internal control over financial reporting; any weaknesses in these areas could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, any such weaknesses could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information.

The ultimate extent to which the COVID-19 pandemic adversely impacts us (and our tenants) will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment and mitigation measures, among others. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Under certain circumstances, the subsidiaries included in our Master Trust Funding Program would be prohibited from distributing excess cash flow to us, and the assets of such subsidiaries could be foreclosed upon.

Through our Master Trust Funding Program, certain of our Operating Partnership’s indirect wholly owned subsidiaries have issued net-lease mortgage notes payable with an aggregate outstanding principal balance of $176.1 million as of March 31, 2020. As of March 31, 2020, we had pledged 250 properties, with a net investment amount of $344.5 million, as collateral under this program. As the equity owner of the subsidiaries included in our Master Trust Funding Program, we are only entitled to the excess cash flows from such subsidiaries after debt service and all other required payments are made on the notes. If, at any time, the monthly debt service coverage ratio (as defined) generated by the collateral pool is less than or equal to 1.25x, excess cash flow (as defined) from the subsidiaries included in our Master Trust Funding Program will be deposited into a reserve account to be used for payments on the net-lease mortgage notes in the event there is a shortfall in cash at such subsidiaries to make required payments on the notes. Additionally, if at any time the three-month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15x, excess cash flow from the subsidiaries included in our Master Trust Funding Program will be applied to an early amortization of the notes. For the three months ended March 31, 2020, the debt service coverage ratio was approximately 3.86 to 1. However, our debt service coverage ratio in future periods may be 1.25x or lower, with the result that excess cash flow would be deposited into a reserve account and would not be distributed to us. This would adversely affect us, including by reducing our ability to pay cash distributions on our common stock and possibly prevent us from maintaining our qualification for taxation as a REIT. In addition, if the subsidiaries included in our Master Trust Funding Program are unable to repay the notes, including in connection with any acceleration of maturity, the pledged assets could be foreclosed upon and our equity in such assets eliminated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Separation Agreement and Release, dated March 16, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2020)
10.2*	Amendment No. 1 to Separation Agreement and Release, dated April 29, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date: May 11, 2020	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Anthony K. Dobkin
Anthony K. Dobkin
Interim Chief Financial Officer (Principal Financial Officer)