Form 10-Q
period 2020-06-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2020-08-06
CIK 1728951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-38530
_____________________________________________________________________________________________________________
Essential Properties Realty Trust, Inc.
(Exact name of Registrant as specified in its Charter)
_____________________________________________________________________________________________________________

Maryland		82-4005693
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

902 Carnegie Center Blvd.,	Suite 520
Princeton,	New Jersey	08540
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (609) 436-0619
_____________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2020, the registrant had 93,027,028 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$646,445	$588,279
Building and improvements	1,341,421	1,224,682
Lease incentives	11,807	4,908
Construction in progress	10,965	12,128
Intangible lease assets	79,177	78,922
Total real estate investments, at cost	2,089,815	1,908,919
Less: accumulated depreciation and amortization	(113,235)	(90,071)
Total real estate investments, net	1,976,580	1,818,848
Loans and direct financing lease receivables, net	101,007	92,184
Real estate investments held for sale, net	1,792	1,211
Net investments	2,079,379	1,912,243
Cash and cash equivalents	100,839	8,304
Restricted cash	8,665	13,015
Straight-line rent receivable, net	31,287	25,926
Rent receivables, prepaid expenses and other assets, net	27,072	15,959
Total assets (1)	$2,247,242	$1,975,447

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$172,662	$235,336
Unsecured term loans, net of deferred financing costs	625,941	445,586
Revolving credit facility	—	46,000
Intangible lease liabilities, net	9,129	9,564
Dividend payable	21,545	19,395
Derivative liabilities	46,443	4,082
Accrued liabilities and other payables	13,139	13,371
Total liabilities (1)	888,859	773,334
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 93,024,022 and 83,761,151 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	930	838
Additional paid-in capital	1,440,828	1,223,043
Distributions in excess of cumulative earnings	(45,915)	(27,482)
Accumulated other comprehensive loss	(44,758)	(1,949)
Total stockholders' equity	1,351,085	1,194,450
Non-controlling interests	7,298	7,663
Total equity	1,358,383	1,202,113
Total liabilities and equity	$2,247,242	$1,975,447
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Notes 2 and 6. As of June 30, 2020 and December 31, 2019, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $21.5 million and $19.3 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$36,465	$32,111	$76,007	$62,884
Interest on loans and direct financing lease receivables	2,037	403	3,976	729
Other revenue, net	1	241	8	248
Total revenues	38,503	32,755	79,991	63,861

Expenses:
Interest	7,403	5,779	14,236	12,867
General and administrative	6,253	4,737	13,789	8,925
Property expenses	572	645	945	1,892
Depreciation and amortization	13,464	10,105	26,476	19,225
Provision for impairment of real estate	1,486	481	1,859	1,921
Provision for loan losses	48	—	516	—
Total expenses	29,226	21,747	57,821	44,830
Other operating income:
Gain on dispositions of real estate, net	1,093	3,474	2,968	4,150
Income from operations	10,370	14,482	25,138	23,181
Other (loss)/income:
Loss on repayment and repurchase of secured borrowings	—	(4,353)	(924)	(4,353)
Interest income	144	518	375	609
Income before income tax expense	10,514	10,647	24,589	19,437
Income tax expense	70	76	101	143
Net income	10,444	10,571	24,488	19,294
Net income attributable to non-controlling interests	(63)	(2,620)	(147)	(5,214)
Net income attributable to stockholders	$10,381	$7,951	$24,341	$14,080

Basic weighted average shares outstanding	91,604,397	57,103,676	90,963,400	51,204,733
Basic net income per share	$0.11	$0.14	$0.27	$0.27

Diluted weighted average shares outstanding	92,483,898	76,665,905	91,908,098	70,686,969
Diluted net income per share	$0.11	$0.14	$0.26	$0.27
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$10,444	$10,571	$24,488	$19,294
Other comprehensive loss:
Unrealized loss on cash flow hedges	(6,459)	(3,774)	(44,891)	(3,774)
Cash flow hedge losses (gains) reclassified to interest expense	1,492	(99)	1,824	(99)
Total other comprehensive loss	(4,967)	(3,873)	(43,067)	(3,873)
Comprehensive (loss) income	5,477	6,698	(18,579)	15,421
Net income attributable to non-controlling interests	(63)	(2,620)	(147)	(5,214)
Adjustment for cash flow hedge losses attributable to non-controlling interests	29	960	258	960
Comprehensive (loss) income attributable to stockholders	$5,443	$5,038	$(18,468)	$11,167
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non controlling interests	Total Equity
Balance at December 31, 2019	83,761,151	$838	$1,223,043	$(27,482)	$(1,949)	$1,194,450	$7,663	$1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—	(187)	(1)	(188)
Common stock issuance	8,188,698	81	206,157	—	—	206,238	—	206,238
Costs related to issuance of common stock	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Unrealized losses on cash flow hedges	—	—	—	—	(38,201)	(38,201)	(231)	(38,432)
Cash flow hedge losses reclassified to interest expense	—	—	—	—	330	330	2	332
Share-based compensation expense	—	—	1,508	—	—	1,508	—	1,508
Dividends declared on common stock and OP Units	—	—	—	(21,168)	—	(21,168)	(127)	(21,295)
Net income	—	—	—	13,959	—	13,959	84	14,043
Balance at March 31, 2020	91,949,849	919	1,422,169	(34,878)	(39,820)	1,348,390	7,390	1,355,780
Common stock issuance	1,074,173	11	17,321	—	—	17,332	—	17,332
Costs related to issuance of common stock	—	—	(491)	—	—	(491)	—	(491)
Unrealized losses on cash flow hedges	—	—	—	—	(6,421)	(6,421)	(38)	(6,459)
Cash flow hedge losses reclassified to interest expense	—	—	—	—	1,483	1,483	9	1,492
Share-based compensation expense	—	—	1,829	—	—	1,829	—	1,829
Dividends declared on common stock and OP Units	—	—	—	(21,418)	—	(21,418)	(126)	(21,544)
Net income	—	—	—	10,381	—	10,381	63	10,444
Balance at June 30, 2020	93,024,022	$930	$1,440,828	$(45,915)	$(44,758)	$1,351,085	$7,298	$1,358,383
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- controlling interests	Total Equity
Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$—	$562,179	$248,862	$811,041
Common stock issued	14,030,000	140	245,385	—	—	245,525	—	245,525
Costs related to issuance of common stock	—	—	(10,887)	—	—	(10,887)	—	(10,887)
Share-based compensation expense	46,368	—	1,007	—	—	1,007	—	1,007
Unit-based compensation expense	—	—	227	—	—	227	—	227
Dividends declared on common stock and OP Units	—	—	—	(12,143)	—	(12,143)	(4,002)	(16,145)
Net income	—	—	—	6,129	—	6,129	2,594	8,723
Balance at March 31, 2019	57,825,460	571	805,139	(13,673)	—	792,037	247,454	1,039,491
Unrealized losses on cash flow hedges	—	—	—	—	(2,839)	(2,839)	(935)	$(3,774)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(74)	(74)	(25)	$(99)
Share-based compensation expense	—	7	1,021	—	—	1,028	—	$1,028
Unit-based compensation expense	—	—	216	—	—	216	—	$216
Dividends declared on common stock and OP Units	—	—	—	(12,725)	—	(12,725)	(4,192)	$(16,917)
Net income	—	—	—	7,951	—	7,951	2,620	$10,571
Balance at June 30, 2019	57,825,460	$578	$806,376	$(18,447)	$(2,913)	$785,594	$244,922	$1,030,516
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$24,488	$19,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,476	19,225
Amortization of lease incentive	969	132
Amortization of above/below market leases and right of use assets, net	597	309
Amortization of deferred financing costs and other assets	1,282	1,527
Loss on repayment and repurchase of secured borrowings	924	4,353
Provision for impairment of real estate	1,859	1,921
Provision for loan losses	516	—
Gain on dispositions of investments, net	(2,968)	(4,150)
Straight-line rent receivable	(3,099)	(5,898)
Share and unit based compensation expense	3,348	2,473
Adjustment to rental revenue for tenant credit	(2,063)	25
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(11,816)	(3,035)
Accrued liabilities and other payables	(4,059)	(339)
Net cash provided by operating activities	36,454	35,837
Cash flows from investing activities:
Proceeds from sales of investments, net	22,964	32,227
Principal collections on loans and direct financing lease receivables	130	4,664
Investments in loans receivable	(9,656)	(23,566)
Deposits for prospective real estate investments	1,970	1,618
Investment in real estate, including capital expenditures	(190,365)	(272,364)
Investment in construction in progress	(9,706)	(5,754)
Lease incentives paid	(7,703)	(2,000)
Net cash used in investing activities	(192,366)	(265,175)
Cash flows from financing activities:
Repayments of secured borrowings	(63,943)	(3,954)
Repurchase of secured borrowings	—	(201,400)
Principal received on repurchased secured borrowings	—	564
Borrowings under term loan facilities	180,000	200,000
Borrowings under revolving credit facility	69,000	119,000
Repayments under revolving credit facility	(115,000)	(86,000)
Proceeds from issuance of common stock, net	215,275	235,704
Deferred financing costs	—	(2,471)
Offering costs	(545)	(1,066)
Dividends paid	(40,690)	(29,334)
Net cash provided by financing activities	244,097	231,043
Net increase in cash and cash equivalents and restricted cash	88,185	1,705
Cash and cash equivalents and restricted cash, beginning of period	21,319	16,239
Cash and cash equivalents and restricted cash, end of period	$109,504	$17,944
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$100,839	$7,816
Restricted cash	8,665	10,128
Cash and cash equivalents and restricted cash, end of period	$109,504	$17,944
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,772	$14,266
Cash paid for income taxes	52	—
Non-cash operating, investing and financing activities:
Adjustment upon adoption of ASC 326	188	—
Reclassification from construction in progress upon project completion	10,869	4,960
Non-cash investments in real estate and loan receivable activity	—	5,748
Lease liabilities arising from the recognition of right of use assets	—	4,822
Unrealized losses on cash flow hedges	44,891	3,873
Payable and accrued offering costs	191	—
Discounts and fees on capital raised through issuance of common stock	8,468	9,821
Payable and accrued deferred financing costs	—	—
Dividends declared	21,545	16,917
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
June 30, 2020
1. Organization
Essential Properties Realty Trust, Inc. (the “Company”) is an internally managed real estate company that invests in, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. The Company generally invests in and leases freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.
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
On June 25, 2018, the Company completed the initial public offering (“IPO”) of its common stock. The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “EPRT”. See Note 7—Equity for additional information.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that has been filed with the SEC.
Reclassification
Certain amounts previously reported in the consolidated balance sheets have been reclassified to conform with the current period by presenting derivative liabilities separate from accrued liabilities and other payables.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2020 and December 31, 2019, the Company, directly or indirectly, held a 99.4% and 99.3% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Real Estate Investments
Investments in real estate are carried at cost less accumulated depreciation and impairment losses. The cost of investments in real estate reflects their purchase price or development cost. The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant’s lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Factors the Company considers in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from 6 to 12 months. The fair value of above- or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. During the three months ended June 30, 2020 and 2019, the Company recorded $11.6 million and $8.5 million, respectively, of depreciation on its real estate investments. During the six months ended June 30, 2020 and 2019, the Company recorded $22.9 million and $16.3 million, respectively, of depreciation on its real estate investments.
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
If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance under ASC 326 – Credit Losses (“ASC 326”), ASC 310, Receivables (“ASC 310”) (prior to January 1, 2020 and ASC 840, Leases (“ASC 840”) (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable that the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 326, the impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current condition. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a property subject to a direct financing lease at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of June 30, 2020 and December 31, 2019, the Company determined that none of its direct financing lease receivables were impaired.
Allowance for Loan Losses
Prior to the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), the Company periodically evaluated the collectability of its loans receivable, including accrued interest, by analyzing the underlying property level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2019, the Company had no allowance for loan losses recorded in its consolidated financial statements.
On January 1, 2020, the Company adopted ASC 326 on a prospective basis. ASC 326 changed how the Company accounts for credit losses for all of the Company’s loans receivable and direct financing lease receivables. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model. Upon adoption of ASC 326, the Company recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netted against loans and direct financing receivables on the Company’s Consolidated balance sheet. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans and direct financing lease receivable portfolio at each balance sheet date. During the three and six months ended June 30, 2020, the Company recorded an allowance for loan losses of approximately $48,000 and $0.7 million, respectively. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.
In connection with the Company’s adoption of ASC 326 on January 1, 2020, the Company implemented a new process including the use of loan loss forecasting models. The Company has used the loan loss forecasting model for estimating expected life-time credit losses, at the individual loan level, for its loan and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of asset and global assumptions.
The Company used a real estate loss estimate model (“RELEM”) which estimates losses on its loans and direct financing lease receivable portfolio, for purposes of calculating allowances for loan losses. The RELEM allows the Company to refine (on an ongoing basis) the expected loss estimate by incorporating loan specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. The Company specific loan-level inputs which include loan-to-stabilized-value “LTV” and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and future funding’s. The Company categorizes the results by LTV range, which it considers the most significant indicator of credit quality for its loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
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
The Company's allowance for loan losses is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate assets securing our loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans and direct financing leases during their anticipated term.
Impairment of Long-Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations. During the three months ended June 30, 2020 and 2019, the Company recorded $1.5 million and $0.5 million provisions for impairment of real estate, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded $1.9 million and $1.9 million provisions for impairment of real estate, respectively.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in the Company’s bank accounts. The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit. As of June 30, 2020 and December 31, 2019, the Company had deposits of $100.8 million and $8.3 million, respectively, of which $100.6 million and $8.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of cash held with the trustee for the Company’s Master Trust Funding Program (as defined in Note 6—Secured Borrowings). This restricted cash is used to make principal and interest payments on the Company’s secured borrowings, to pay trust expenses and to invest in future real estate investments which will be pledged as collateral under the Master Trust Funding Program. See Note 6—Secured Borrowings for further discussion.

Adjustment to Rental Revenue for Tenant Credit
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. As of January 1, 2019, if the assessment of the collectability of substantially all payments due under a lease changes from probable to not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current period reduction of rental revenue in the consolidated statements of operations.
During the three months ended June 30, 2020 and 2019, the Company recognized $4.8 million and $0.1 million reductions of rental revenue for tenant credit, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized $5.5 million and $0.1 million reductions of rental revenue for tenant credit, respectively.
Deferred Financing Costs
Financing costs related to establishing the Company’s 2018 Credit Facility and Revolving Credit Facility (as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the facility and are reported as a component of rent receivables, prepaid expenses and other assets, net on the consolidated balance sheets.
Financing costs related to the issuance of the Company’s secured borrowings under the Master Trust Funding Program, the April 2019 Term Loan and the November 2019 Term Loan (each as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.
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
The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within accrued liabilities, derivatives and other payables on the Company’s consolidated balance sheets.
Certain properties in the Company’s investment portfolio are subject to leases that provide for contingent rent based on a percentage of the tenant’s gross sales. For these leases, the Company recognizes contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached. During the three months ended June 30, 2020 and 2019, the Company recorded contingent rent of $0.1 million and $0.2 million. During the six months ended June 30, 2020 and 2019, the Company recorded contingent rent of $0.3 million and $0.6 million.
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of June 30, 2020 and December 31, 2019, the Company had capitalized a total of $58.0 million and $49.0 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of June 30, 2020 and December 31, 2019.
Legal, accounting and other offering-related costs incurred in connection with the Secondary Offering (as defined below) were expensed as incurred and are recorded within general and administrative expense in the Company’s consolidated statements of operations.

Income Taxes
The Company elected and qualified to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed REIT taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.
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
As of June 30, 2020 and December 31, 2019, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three months ended June 30, 2020 and 2019, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued at June 30, 2020 or December 31, 2019. The 2019, 2018, 2017 and 2016 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
In 2020 and 2019, the Company granted shares of restricted common stock and restricted share units (“RSUs”) to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also granted performance-based RSUs to its executive officers, the final number of which is determined based on objective and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock and RSUs in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.
The Company recognizes compensation expense for equity-based compensation using the straight-line method based on the terms of the individual grant.
Variable Interest Entities
The Financial Accounting Standards Board (“FASB”) provides guidance for determining whether an entity is a variable interest entity (a “VIE”). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.

The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019.
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
As of June 30, 2020, the Company concluded that eight entities to which it had provided mortgage loans were VIEs, because the entities’ equity was not sufficient to finance their activities without additional subordinated financial support. However, the Company was not the primary beneficiary of the entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance. As of June 30, 2020, the carrying amount of the Company’s loans receivable with these entities was $66.8 million and the Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of June 30, 2020.
Reportable Segments
ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis, loans and direct financing leases. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment.
Net Income per Share
Net income per share has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted share units with a market-based or service-based vesting condition, where dilutive. The Operating Partnership Units ("OP Units") held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$10,444	$10,571	$24,488	$19,294
Less: net income attributable to non-controlling interests	(63)	(2,620)	(147)	(5,214)
Less: net income allocated to unvested restricted common stock and RSUs	(77)	(112)	(207)	(267)
Net income available for common stockholders: basic	10,304	7,839	24,134	13,813
Net income attributable to non-controlling interests	63	2,620	147	5,214
Net income available for common stockholders: diluted	$10,367	$10,459	$24,281	$19,027

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	92,054,919	57,825,460	91,430,110	51,932,547
Less: weighted average number of shares of unvested restricted common stock	(450,522)	(721,784)	(466,710)	(727,814)
Weighted average shares outstanding used in basic net income per share	91,604,397	57,103,676	90,963,400	51,204,733
Effects of dilutive securities: (1)
OP Units	553,847	19,056,552	553,847	19,056,552
Unvested restricted common stock and RSUs	325,654	505,677	390,851	425,684
Weighted average shares outstanding used in diluted net income per share	92,483,898	76,665,905	91,908,098	70,686,969
_____________________________________
(1)For the three and six months ended June 30, 2020, excludes the impact of 73,080 and 69,196 unvested restricted stock units as the effect would have been antidilutive.
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
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848) (“ASU 2020-4”). ASU 2020-4 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-4 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to or less than the cash flows in the original lease. The Company made this election and accounts for rent deferrals by increasing its rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $9.8 million of deferrals being recognized in rental revenues for the three and six months ended June 30, 2020. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. The Company continues to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and records an adjustment to rental income for tenant credit for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, the Company reviewed all amounts recognized on a tenant-by-tenant basis for collectability.
3. Investments
As of June 30, 2020, the Company had investments in 1,060 properties, including six developments in progress and one undeveloped land parcel. Of these 1,060 properties, 960 represented owned properties (of which 11 were subject to leases accounted for as direct financing leases or loans), 8 represented ground lease interests (of which one building was subject to a lease accounted for as a direct financing lease) and 92 represented properties which secure the Company’s investments in nine mortgage loans receivable. The Company’s gross investment portfolio totaled $2.2 billion as of June 30, 2020 and consisted of gross acquisition cost of real estate investments (including transaction costs) totaling $2.1 billion, and loans and direct financing lease receivables, net, with an aggregate carrying amount of $101.0 million. As of June 30, 2020, 255 of these investments, comprising $364.8 million of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program. (See Note 6—Secured Borrowings.)
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
Acquisitions in 2020
During the six months ended June 30, 2020, the Company did not have any acquisitions that individually represented more than 5% of the Company’s total investment activity as of June 30, 2020. The following table presents information about the Company’s acquisition activity during the six months ended June 30, 2020:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	73

Allocation of Purchase Price:
Land and improvements	$63,100
Building and improvements	114,469
Construction in progress (1)	9,641
Intangible lease assets	3,094
Assets acquired	190,304

Intangible lease liabilities	—
Liabilities assumed	—
Purchase price (including acquisition costs)	$190,304
_____________________________________
(1)Represents amounts incurred at and subsequent to acquisition and includes $0.2 million of capitalized interest expense.
Acquisitions in 2019
During the six months ended June 30, 2019, the Company did not complete any acquisitions that individually represented more than 5% of the Company’s total investment activity as of June 30, 2019. The following table presents information about the Company’s acquisition activity during the six months ended June 30, 2019:

(Dollar amounts in thousands)	Total Investments
Ownership type	Fee Interest
Number of properties acquired	137

Allocation of Purchase Price:
Land and improvements	$96,418
Building and improvements	175,074
Construction in progress (1)	5,754
Intangible lease assets	10,338
Assets acquired	287,584

Intangible lease liabilities	(117)
Liabilities assumed	(117)
Purchase price (including acquisition costs)	$287,467
_____________________________________
(1)Represents amounts incurred at and subsequent to acquisition and includes $0.1 million of capitalized interest.

Gross Investment Activity
During the six months ended June 30, 2020 and 2019, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2019	677	$1,394,549
Acquisitions of and additions to real estate investments (1)	137	290,943
Sales of investments in real estate	(18)	(35,383)
Relinquishment of properties at end of ground lease term	(1)	(241)
Provisions for impairment of real estate (2)		(1,921)
Investments in loans receivable	5	23,566
Principal collections on direct financing lease receivables	(11)	(10,412)
Other		(866)
Gross investments, June 30, 2019		1,660,235
Less: Accumulated depreciation and amortization (3)		(69,010)
Net investments, June 30, 2019	789	$1,591,225

Gross investments, January 1, 2020	1,000	$2,002,314
Acquisitions of and additions to real estate investments	73	207,774
Sales of investments in real estate	(13)	(21,882)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (4)		(1,859)
Investments in loans receivable	3	9,656
Principal collections on loans and direct financing lease receivables		(130)
Other		(1,328)
Gross investments, June 30, 2020		2,192,614
Less: Accumulated depreciation and amortization (3)		(113,235)
Net investments, June 30, 2020	1,060	$2,079,379
_____________________________________
(1)During the six months ended June 30, 2019, the Company acquired nine properties that had secured one of its loans receivable for an aggregate purchase price of $8.2 million. This loan receivable had a carrying value of $5.7 million prior to our acquisition of the mortgaged properties.
(2)During the six months ended June 30, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 5 tenanted properties.
(3)Includes $92.9 million and $53.0 million of accumulated depreciation as of June 30, 2020 and 2019, respectively.
(4)During the six months ended June 30, 2020, the Company identified and recorded provisions for impairment at 4 vacant properties and 1 tenanted property.
Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 10—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of June 30, 2020 and December 31, 2019, the Company had ten and seven loans receivable with an aggregate carrying amount of $99.2 million and $89.6 million, respectively. During the three and six months ended June 30, 2020, the borrowers partially repaid $0.1 million in principal on loans receivable. The Company entered into three arrangements accounted for as loans receivable during the six months ended June 30, 2020 with an aggregate carrying value of $8.6 million as of June 30, 2020. The maximum amount of loss due to credit risk is our current principal balance of $99.2 million.

During the six months ended June 30, 2019, the Company entered into three loan receivable arrangements.
The Company’s loans receivable as of June 30, 2020 and December 31, 2019 are summarized as follows (dollar amounts in thousands):

					Principal Balance Outstanding
Loan Type	Monthly Payment	Number of Secured Properties	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Mortgage (1)(2)	Interest only	2	8.80%	2039	$12,000	$12,000
Mortgage (2)	Principal + Interest	2	8.10%	2059	6,125	5,125
Mortgage (1)	Interest only	2	8.53%	2039	7,300	7,300
Mortgage (1)	Interest only	69	8.16%	2034	28,000	28,000
Mortgage (1)	Interest only	18	8.05%	2034	34,604	34,604
Mortgage (1)	Interest only	1	8.42%	2040	5,300	—
Leasehold interest (3)	Principal + Interest	2	10.69%	2039	1,435	1,435
Leasehold interest (4)	Principal + Interest	1	2.25%	2034	1,137	1,164
Leasehold interest (4)	Principal + Interest	1	2.41%	2034	1,685	—
Leasehold interest (4)	Principal + Interest	1	4.97%	2038	$1,625	—
Net investment					$99,211	$89,628
_____________________________________
(1)Loan requires monthly payments of interest only with a balloon payment due at maturity.
(2)Loan allows for prepayments in whole or in part without penalty.
(3)This leasehold interest is accounted for as a loan receivable, as the lease for two land parcels contains an option for the lessee to repurchase the leased parcels in 2024 or 2025.
(4)These leasehold interests are accounted for as loans receivable, as the leases for each property contain an option for the relevant lessee to repurchase the leased property in the future.
Scheduled principal payments due under the Company’s loans receivable as of June 30, 2020 were as follows:

(in thousands)	Loans Receivable
July 1 - December 31, 2020	$98
2021	207
2022	220
2023	236
2024	252
Thereafter	98,198
Total	$99,211
As of June 30, 2020 and December 31, 2019, the Company had $2.5 million and $2.6 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Minimum lease payments receivable	$3,698	$3,866
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,467)	(1,581)
Net investment	$2,501	$2,555

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of June 30, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Payments
July 1 - December 31, 2020	$169
2021	340
2022	345
2023	347
2024	289
Thereafter	2,208
Total	$3,698
Allowance for Loan Losses
As discussed in Note 2, the Company utilizes the RELEM model which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of June 30, 2020, the Company recorded an allowance for loan losses of $0.7 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.
For the six months ended June 30, 2020, the changes to allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at December 31, 2019	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses (1)	516
Write-offs charged	—
Recoveries	—
Balance at June 30, 2020	$704
_____________________________________
(1)The increase in expected credit losses is due to the changes in assumptions regarding current macroeconomic factors related to COVID-19.
The significant credit quality indicators for the Company’s loans and direct financing lease receivables measured at amortized cost, were as follows as of June 30, 2020:

	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Total Amortized Costs Basis
Credit Quality Indicator:
LTV <60%	$—	$28,000	$—	$—	$832	$28,832
LTV 60%-70%	—	34,604	—	—	1,100	35,704
LTV >70%	8,611	27,997	—	—	883	37,491
	$8,611	$90,601	$—	$—	$2,815	$102,027
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the six months ended June 30, 2020 and 2019.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2018	—	$—	$—	$—
Transfers to held for sale classification	2	3,765	—	3,765
Sales	—	—	—%	—
Transfers to held and used classification	—	—	—%	—
Held for sale balance, June 30, 2019	2	$3,765	$—	$3,765

Held for sale balance, December 31, 2019	1	$1,211	$—	$1,211
Transfers to held for sale classification	2	1,792	—	1,792
Sales	(1)	$(1,211)	$—	$(1,211)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2020	2	$1,792	$—	$1,792
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three and six months ended June 30, 2020 or 2019 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
State	2020	2019	2020	2019
Texas	12.9%	12.2%	12.6%	12.4%
Georgia	10.5%	11.3%	10.7%	11.2%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	June 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$66,533	$16,659	$49,874	$64,828	$14,195	$50,633
Intangible market lease assets	12,644	3,944	8,700	14,094	4,228	9,866
Total intangible assets	$79,177	$20,603	$58,574	$78,922	$18,423	$60,499

Intangible market lease liabilities	$11,866	$2,737	$9,129	$12,054	$2,490	$9,564

The remaining weighted average amortization periods for the Company’s intangible assets and liabilities as of June 30, 2020, by category and in total, were as follows:

Years Remaining
In-place leases	10.1
Intangible market lease assets	15.4
Total intangible assets	10.8

Intangible market lease liabilities	15.4
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Amortization of in-place leases (1)	$1,846	$1,551	$3,525	$2,883
Amortization (accretion) of market lease intangibles, net (2)	517	200	597	444
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	91	—	213	—
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the projected amortization of in-place lease assets to depreciation and amortization expense and net amortization of above- and below-market lease intangibles to rental revenue for the next five years:

(in thousands)	July 1 - December 31, 2020	2021	2022	2023	2024
In-place lease assets	$1,661	$3,197	$3,095	$2,987	$2,736
Adjustment to amortization expense	$1,661	$3,197	$3,095	$2,987	$2,736

Above-market lease assets	$(402)	$(796)	$(795)	$(764)	$(731)
Below-market lease liabilities	264	530	531	485	483
Net adjustment to rental revenue	$(138)	$(266)	$(264)	$(279)	$(248)
4. Credit Facilities
On April 12, 2019, the Company, through the Operating Partnership, entered into a restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the Company’s previous $300 million revolving credit facility (the “2018 Credit Facility”) to increase the maximum aggregate initial original principal amount of revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “April 2019 Term Loan”).
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
The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Facility as of June 30, 2020 and December 31, 2019.
November 2019 Term Loan
On November 26, 2019, the Company, through the Operating Partnership, entered into a new $430 million term loan credit facility (the “November 2019 Term Loan”) with a group of lenders. The November 2019 Term Loan provides for term loans to be drawn up to an aggregate amount of $430 million with a maturity of November 26, 2026. The Company had outstanding borrowings of $430.0 million at June 30, 2020 and $250.0 million at December 31, 2019 under the November 2019 Term Loan.
Borrowings under the November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus the applicable margin. The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the operating Partnership’s irrevocable election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to the Company’s corporate credit ratings provided by S&P and/or Moody’s. The November 2019 Term Loan is pre-payable at any time by the Operating Partnership (as borrower), provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2020,they are subject to a two percent prepayment premium, and if repaid thereafter but on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The Operating Partnership may not re-borrow amounts paid down on the November 2019 Term Loan. The Operating Partnership was required to pay a ticking fee on any undrawn portion of the November 2019 Term Loan for the period from November 26, 2019 through March 26, 2020, the date that the November 2019 Term Loan Was fully drawn.The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
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
The Company was in compliance with all financial covenants and was not in default of any other provisions under the November 2019 Term Loan as of June 30, 2020 and December 31, 2019.
Revolving Credit Facility
The following table presents information about the Revolving Credit Facility and the 2018 Credit Facility in effect for the six months ended June 30, 2020 and 2019:

(in thousands)	2020	2019
Balance on January 1,	$46,000	$34,000
Borrowings	69,000	119,000
Repayments	(115,000)	(86,000)
Balance on June 30,	$—	$67,000
Total deferred financing costs, net, of $3.1 million and $3.5 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The Company recorded $0.3 million to interest expense during the three months ended June 30, 2020 and 2019 related to amortization of these deferred financing costs. The Company recorded $0.6 million and $0.5 million to interest expense during the six months ended June 30, 2020 and 2019, respectively, related to amortization of these deferred financing costs.
Additionally, the Company recorded $0.5 million and $0.3 million of interest expense on borrowings and unused facility fees during the three months ended June 30, 2020 and 2019, respectively, related to the Revolving Credit Facility and the 2018 Credit Facility. The Company recorded $0.9 million and $1.0 million of interest expense on borrowings and unused facility fees during the six months ended June 30, 2020 and 2019, respectively, related to the Revolving Credit Facility and the 2018 Credit Facility. The weighted average interest rate in effect on the Company’s borrowings under the Revolving Credit Facility as of December 31, 2019 was 3.06%.
As of June 30, 2020 and December 31, 2019, the Company had $400.0 million and $354.0 million of unused borrowing capacity related to the Revolving Credit Facility.
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

Total deferred financing costs, net, of $4.1 million and $4.4 million as of June 30, 2020 and December 31, 2019, related to the Company’s term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheet as of June 30, 2020. The Company recorded $0.2 million and approximately $41,000 to interest expense during the three months ended June 30, 2020 and 2019 related to the amortization of these fees and direct costs of its term loan facilities. The Company recorded $0.4 million and approximately $41,000 to interest expense during the six months ended June 30, 2020 and 2019 related to the amortization of these fees and direct costs of its term loan facilities.
During the three months ended June 30, 2020, and 2019, the Company recorded $3.1 million of interest expense, including delayed draw ticking fees, related to its term loan facilities. During the six months ended June 30, 2020 and 2019, the Company recorded $6.5 million and $1.0 million of interest expense, respectively, including delayed draw ticking fees, related to its term loan facilities. The variable interest rates in effect on the Company’s borrowings under the April 2019 Term Loan and November 2019 Term Loan as of June 30, 2020 were 1.43% and 1.68%, respectively. The variable interest rates in effect on the Company’s borrowings under the April 2019 Term Loan and November 2019 Term Loan as of December 31, 2019 were 3.00% and 3.22%, The Company fixed the interest rates on its term loan facilities’ variable-rate debt through the use of interest rate swap agreements. See Note 5—Derivative and Hedging Activities for additional information.
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
These derivatives are designated and qualify as cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change in fair value is reflected as unrealized gain/loss on cash flow hedges in the supplemental disclosures of non-cash financing activities in the consolidated statement of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $9.7 million will be reclassified from other comprehensive income as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of June 30, 2020, there were no events of default related to the interest rate swaps.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Variable Rate Paid by Bank	Effective Date	Maturity Date	Notional Value (1)	Fair Value of Asset/(Liability) as of June 30, 2020 (2)	Fair Value of Asset/(Liability) as of December 31, 2019 (2)
Interest Rate Swap	2.06%	1 month LIBOR	2019-05-14	2024-04-12	$100,000	$(7,177)	$(1,996)
Interest Rate Swap	2.06%	1 month LIBOR	2019-05-14	2024-04-12	50,000	(3,589)	(999)
Interest Rate Swap	2.07%	1 month LIBOR	2019-05-14	2024-04-12	50,000	(3,595)	(1,005)
Interest Rate Swap (3)	1.61%	1 month LIBOR	2019-12-09	2026-11-26	175,000	(14,001)	758
Interest Rate Swap (3)	1.61%	1 month LIBOR	2019-12-09	2026-11-26	50,000	(4,014)	210
Interest Rate Swap (3)	1.60%	1 month LIBOR	2019-12-09	2026-11-26	25,000	(1,982)	127
Interest Rate Swap (4)	1.36%	1 month LIBOR	2020-07-09	2026-11-26	100,000	(6,446)	—
Interest Rate Swap (4)	1.36%	1 month LIBOR	2020-07-09	2026-11-26	80,000	(5,167)	—
					$630,000	$(45,971)	$(2,905)
_____________________________________
(1)Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)Derivatives in a liability position are included within accrued liabilities, derivatives and other payables in the Company’s consolidated balance sheets totaling to $46.0 million and $4.0 million at June 30, 2020 and December 31, 2019, respectively.
(3)Derivatives in a net asset position are included within rent receivables, prepaid expenses and other assets in the Company’s consolidated balance sheets totaling to $1.1 million at December 31, 2019.
(4)The Company entered into two forward swap contracts during the six months ended June 30, 2020 with an effective date of July 9, 2020 and total notional value of $180.0 million.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
During the three months ended June 30, 2020 and June 30, 2019, the Company recorded $5.0 million and $3.9 million of accumulated other comprehensive loss. During the six months ended June 30, 2020 and June 30, 2019, the Company recorded $43.1 million and $3.9 million of accumulated other comprehensive loss.
As of June 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $47.3 million.  As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.1 million. As of June 30, 2020, there were no derivatives in a net asset position. As of December 31, 2019, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million.
As of June 30, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $47.7 million and $3.1 million as of June 30, 2020 and December 31, 2019, respectively.

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
The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of June 30, 2020. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes
The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date.
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
As of June 30, 2020 and December 31, 2019, the Company had notes with $175.2 million and $239.1 million, respectively, of combined principal outstanding through its Master Trust Funding Program.
Total deferred financing costs, net, of $2.5 million and $3.8 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. The Company recorded $0.2 million and $0.4 million to interest expense during the three months ended June 30, 2020 and 2019, respectively, related to amortization of these deferred financing costs. The Company recorded $0.3 million and $1.0 million to interest expense during the six months ended June 30, 2020 and 2019, respectively, related to amortization of these deferred financing costs.
In addition, the Company recorded an additional $0.9 million of loss on repayment of secured borrowings related to the amortization of deferred financing costs on the $62.3 million voluntary prepayment of the Class A Series 2017-1 Notes during the six months ended June 30, 2020. During the three and six months ended June 30, 2019, other than scheduled amortizing principal payments, the Company recorded a $4.3 million loss on the repurchase of a portion of the Class A Series 2016-1 Notes, which includes the write-off of unamortized deferred financing charges.
During the three months ended June 30, 2020 and 2019, the Company recorded $1.8 million and $5.5 million, respectively, of interest expense on borrowings under the Master Trust Funding Program. During the six months ended June 30, 2020 and 2019, the Company recorded $3.9 million and $11.3 million, respectively, of interest expense on borrowings under the Master Trust Funding Program. The Company’s secured borrowings issued under the Master Trust Funding Program bear interest at weighted average interest rates of 4.19% and 4.17% as of June 30, 2020 and December 31, 2019, respectively.
The following table summarizes the scheduled principal payments on the Company’s secured borrowings under the Master Trust Funding Program as of June 30, 2020:

(in thousands)	Future Principal Payments
July 1 - December 31, 2020	$1,967
2021	4,083
2022	4,292
2023	4,512
2024	160,305
Total	$175,159
The Company was not in default of any provisions under the Master Trust Funding Program as of June 30, 2020 or December 31, 2019.
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
At the Market Program
In June 2020, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $250 million (the “2020 ATM Program”). In connection with establishing the 2020 ATM Program, the Company terminated its prior at the market program, which it established in August 2019 (the “2019 ATM Program”). Pursuant to the 2019 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $200 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $184.4 million thereunder. As of June 30, 2020, the Company issued common stock with an aggregate gross sales price of $17.3 million under the 2020 ATM Program and could issue additional common stock with an aggregate gross sales price of up to $232.7 million under the 2020 ATM Program. The 2019 ATM Program has been terminated, and no additional stock can be issued thereunder. As the context requires, the 2020 ATM Program and the 2019 ATM Program are referred to herein as the “ATM Program.”
During the three months ended June 30, 2020, the Company sold 1,027,857 shares of its common stock under the ATM Program, at a weighted average price per share of $16.86, raising $17.3 million in gross proceeds. During the six months ended June 30, 2020, the Company sold 1,281,555 shares of its common stock under the ATM Program, at a weighted average price per share of $18.42, raising $23.6 million in gross proceeds. Net proceeds from selling shares under the ATM Program during the three and six months ended June 30, 2020, after deducting sales agent fees and other expenses associated with establishing and maintaining the ATM Programs, were $16.6 million and $22.7 million.
Dividends on Common Stock
During the six months ended June 30, 2020 and 2019, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend
June 11, 2020	June 30, 2020	July 15, 2020	$0.23	$21,419
March 18, 2020	March 31, 2020	April 15, 2020	0.23	21,168
June 7, 2019	June 28, 2019	July 15, 2019	0.22	12,725
March 7, 2019	March 29, 2019	April 16, 2019	0.21	12,143
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
As of June 30, 2020, the Company held 93,024,022 OP Units, representing a 99.4% interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.6% limited partner interest in the Operating Partnership. The OP Units held by EPRT Holdings and Eldridge prior to the completion of the Secondary Offering and the OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
A holder of OP Units has the right to distributions per unit equal to dividends per share paid on the Company’s common stock and has the right to redeem OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. During the three and six months ended June 30, 2020, the Company declared total cash dividends of $0.23 and $0.46 per share of common stock, respectively. During the three and six months ended June 30, 2019, the Company declared total cash dividends of $0.21 and $0.43 per share of common stock. Distributions to OP Unit holders were declared and paid concurrently with the Company’s cash dividends to common stockholders.
9. Equity Based Compensation
Equity Incentive Plan
In 2018, the Company adopted an equity incentive plan (the “Equity Incentive Plan”), which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, performance awards and LTIP units. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. A maximum of 3,550,000 shares may be issued under the Equity Incentive Plan, subject to certain conditions.
Restricted Stock Awards
In January 2019, an aggregate of 46,368 shares of unvested restricted common stock awards (“RSAs”) were issued to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plan. These RSAs vest over periods ranging from one year to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates. In June 2020, an additional 3,658 RSAs were issued to certain members of the Company's board of directors which vested immediately upon grant. The Company estimates the grant date fair value of the unvested RSAs granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the date of grant.
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Compensation cost recognized in general and administrative expense	$993	$873	$1,887	$1,745
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	55	109	166	264
Fair value of shares vested during the period	3,360	3,293	3,512	3,293
The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Total unrecognized compensation cost	$3,197	$5,026
Weighted average period over which compensation cost will be recognized (in years)	1.1	1.6
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
The remaining 25% of the performance-based RSUs issued in January 2019 and 2020 vest based on a subjective evaluation by the Compensation Committee of the Company’s board of directors of the individual recipient’s achievement of certain strategic objectives. In May 2020, the Compensation Committee evaluated and subjectively awarded 7,596 of these RSUs to a former executive officer of the Company, which vested immediately. During the three and six months ended June 30, 2020, the Company recorded $0.1 million of compensation expense related to the subjective RSUs awarded to a former executive. As of June 30, 2020, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives for the remainder of the subjective awards. As such, the remainder of these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three and six months ended June 30, 2020 and 2019.
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
The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Compensation cost recognized in general and administrative expense	$840	$155	$1,454	$290
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	23	2	42	2
Fair value of units vested during the period	896	—	896	—
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Total unrecognized compensation cost	$5,001	$1,584
Weighted average period over which compensation cost will be recognized (in years)	2.8	2.4

The following table presents information about the Company’s RSA and RSU activity during the six months ended June 30, 2020 and 2019:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2019	691,290	$13.68	—	$—
Granted	46,368	14.12	100,814	22.80
Vested	(240,753)	13.68	—	—
Forfeited	—	—	—	—
Unvested, June 30, 2019	496,905	$13.72	100,814	$22.80

Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80
Granted	3,658	15.68	182,681	28.32
Vested	(255,761)	13.73	(42,658)	21.00
Forfeited	—	—	(5,571)	—
Unvested, June 30, 2020	240,598	$13.74	235,266	$27.95
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
On July 22, 2019, in conjunction with the completion of the Secondary Offering, 3,520 previously unvested Class B units and 1,200 previously unvested Class D units in EPRT Holdings automatically vested in accordance with the terms of the grant agreements, which represented all of the remaining outstanding unvested Class B and Class D units. Due to this accelerated vesting, the Company recorded all remaining unrecognized compensation cost on the Class B and Class D units to general and administrative expenses in its consolidated statements of operations at the time of vesting. No Class B or Class D units remained outstanding as of June 30, 2020 and December 31, 2019.
The following table presents information about the Class B and Class D unit activity during the six months ended June 30, 2019:

	Class B Units	Class D Units	Total
Unvested, January 1, 2019	5,230	1,800	7,030
Granted	—	—	—
Vested	(1,710)	(600)	(2,310)
Forfeited	—	—	—
Unvested, June 30, 2019	3,520	1,200	4,720
The following table presents information about the Class B and Class D units for the periods presented:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Compensation cost recognized in general and administrative expense	$219	$438
Fair value of units vested during the period	128	718

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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
July 1 - December 31, 2020	$77,296
2021	157,464
2022	159,630
2023	161,776
2024	162,556
Thereafter	1,864,027
Total	$2,582,749
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
The fixed and variable components of lease revenues for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Fixed lease revenues	$41,828	$31,968	$82,231	$61,929
Variable lease revenues (1)	402	423	768	1,516
Total lease revenues (2)	$42,230	$32,391	$82,999	$63,445
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
During the three months ended June 30, 2020, the Company entered into deferral agreements with its tenants with respect to $9.8 million of contractual base rent for the period. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer all or a portion of its April, May and June rent, with all of the deferred rent to be paid to the Company pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in the Company's tenants’ ability to operate their businesses, or delays in the supply of products or services to the Company's tenants from vendors that they need to operate their businesses, caused by the COVID-19 pandemic or otherwise, will cause the Company's tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals or other concessions. The likelihood of this would increase if the COVID-19 pandemic intensifies or persists for a prolonged period, or if the recession in the United States continues for a prolonged period or if there is an economic slowdown that reduces consumer confidence and economic activity. To the extent the pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of the Company's tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. These deferrals reduce the Company's cash flow from operations, reduce its cash available for distribution and adversely affect its ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to pay their deferred rent, the Company will not receive cash in the future in accordance with its expectations.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of right of use (“ROU”) assets and lease liabilities related to these operating leases. The Company’s ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities, derivatives and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of June 30, 2020, the Company’s ROU assets and lease liabilities were $4.5 million and $7.1 million, respectively. As of December 31, 2019, the Company’s ROU assets and lease liabilities were $4.8 million and $7.5 million, respectively.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of June 30, 2020:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	22.7	21.9
Weighted average discount rate	7.00%	7.00%
Upon adoption of ASC 842 on January 1, 2019 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.
The following table sets forth the details of rent expense for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30
(in thousands)	2020	2019	2020	2019
Fixed rent expense	$337	$358	$719	$721
Variable rent expense	—	—	—	—
Total rent expense	$337	$358	$719	$721
As of June 30, 2020, under ASC 842, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
July 1 - December 31, 2020	$330	$323	$653
2021	662	650	1,312
2022	669	652	1,321
2023	656	318	974
2024	556	265	821
Thereafter	538	12,167	12,705
Total	$3,411	$14,375	$17,786
Present value discount			(10,715)
Lease liabilities			$7,071
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
11. Commitments and Contingencies
As of June 30, 2020, the Company has remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $23.8 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of June 30, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
Defined Contribution Retirement Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 3% of eligible compensation contributed by participants and 50% of the next 2% of eligible compensation contributed by participants, which vests immediately. During the three months ended June 30, 2020 and 2019, the Company made matching contributions of approximately $19,000 and $17,000, respectively. For both the six months ended June 30, 2020 and 2019, the Company made matching contributions of $0.1 million.
Employment Agreements
The Company has employment agreements with its executive officers. These employment agreements have an initial term of four years, with automatic one year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within rent receivables, prepaid expenses and other assets, dividends payable and accrued liabilities, derivatives and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of June 30, 2020 and December 31, 2019 approximate fair value.
The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of June 30, 2020, the Company’s secured borrowings had an aggregate carrying value of $175.2 million (excluding net deferred financing costs of $2.5 million and an estimated fair value of $167.6 million. As of December 31, 2019, the Company’s secured borrowings had an aggregate carrying value of $239.1 million (excluding net deferred financing costs of $3.8 million) and an estimated fair value of $247.1 million.
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of June 30, 2020 and December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of June 30, 2020 and December 31, 2019, the Company estimated the fair value of its interest rate swap contracts to be a $46.0 million liability and a $2.9 million net liability, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the date presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Non-financial assets:
Long-lived assets	$1,445	$—	$—	$—	$1,445

December 31, 2019
Non-financial assets:
Long-lived assets	$3,864	$—	$—	$—	$3,864
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
Quantitative information about Level 3 fair value measurements as of June 30, 2020 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Vacant - Sylacauga, AL	$187	Sales comparison approach	Binding sales contract	$187
Vacant - Waterloo, IA	550	Sales comparison approach	Non-binding listing agreement	550
Family Dining - Jacksonville, FL	709	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	709
13. Related-Party Transactions
During the three and six months ended June 30, 2019, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the three and six months ended June 30, 2019, which is included in general and administrative expense in the Company’s consolidated statements of operations. No services were provided to the Company during the three and six months ended June 30, 2020.
In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. See Note 6—Secured Borrowings for additional information.

14. Subsequent Events
The Company has evaluated all events and transactions that occurred after June 30, 2020 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Acquisition and Disposition Activity
Subsequent to June 30, 2020, the Company invested in 6 real estate properties for an aggregate purchase price (including acquisition-related costs) of $23.3 million and invested $2.9 million through new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.
Subsequent to June 30, 2020, the Company sold its investment in 3 real estate properties for an aggregate gross sales price of $2.9 million and incurred $0.1 million of disposition costs related to these transactions.
Appointment of Executive Officer
In July 2020, the Company announced the appointment of Mark E. Patten as an Executive Vice President of the Company and its Chief Financial Officer and Treasurer, effective as of August 10, 2020. In association with his appointment, the Company entered into an employment agreement Mr. Patten with similar terms and conditions as employment agreements the Company has with other executive officers. See Note 11—Commitments and Contingencies for additional information. In recognition of his appointment, Mr. Patten will receive a one-time grant of $1,050,000 of restricted stock units which will vest in equal installments on each of the first, second and third anniversaries of the effective date of his appointment.

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
Special Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities, the ongoing impact of the COVID-19 pandemic on us and our tenants and various responses thereto, and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately,” “plan,” and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). Moreover, the limitations associated with forward-looking statements have been exacerbated by the COVID-19 pandemic, which has introduced significant increased uncertainty into the overall business and economic environment. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general business and economic conditions;
•ongoing adverse effects of the COVID-19 pandemic on us and our tenants, including the ability of our tenants to pay rent to us in accordance with their lease agreements and deferral agreements, and our ability to access debt and equity capital on reasonable terms;
•volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the Consumer Price Index (“CPI”);
•risks inherent in the real estate business, including tenant defaults or bankruptcies, illiquidity of real estate investments, fluctuations in real estate values and the general economic climate in local markets, competition for tenants in such markets, potential liability relating to environmental matters and potential damages from natural disasters;
•the performance, financial condition and liquidity of our tenants;
•the availability of suitable properties to invest in and our ability to invest in and lease those properties on favorable terms;
•our ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•the degree and nature of our competition;
•our failure to generate sufficient cash flows to service our outstanding indebtedness;
•our ability to access debt and equity capital on attractive terms;
•fluctuating interest rates;
•availability of qualified personnel and our ability to retain our key management personnel;
•changes in, or the failure or inability to comply with, applicable law or regulation;
•our failure to maintain our qualification for taxation as a real estate investment trust (“REIT”);
•changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and

•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. See the COVID-19 Pandemic Update ("COVID Update") section below for a discussion of the impact on our business to date, including operational changes we have implemented, performance indicators such as rent collections through July 31, 2020 and factors that we anticipate will inform our future decisions and actions. The current operating environment continues to evolve rapidly and may differ significantly from region to region. Our future response and the resulting impact on our business is difficult to predict. The extent of the impact that the COVID-19 pandemic will have on our business going forward, including our financial condition, results of operations and cash flows is dependent on multiple factors, many of which are unknown. For additional details, see Item 1A. Risk Factors.
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
We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify.
On June 25, 2018, we completed the initial public offering (“IPO”) of our common stock. Our common stock is listed on the New York Stock Exchange under the ticker symbol “EPRT”.
We generally lease each of our properties to a single tenant pursuant to a long-term triple-net lease, and we generate our cash from operations primarily through the monthly lease payments, or base rent we receive from the tenants that occupy our properties. As of June 30, 2020, we had a portfolio of 1,060 properties (inclusive of one undeveloped land parcel and 92 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, concept, industry and geography, had annualized base rent of $160.9 million and was 99.6% occupied. Annualized base rent” means annualized contractually specified cash base rent in effect on June 30, 2020 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Substantially all of our leases provide for periodic contractual rent escalations. As of June 30, 2020, leases contributing 99.1% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4%, with a weighted average annual escalation equal to 1.5% of base rent. As of June 30, 2020, leases contributing 93.8% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities with respect to our properties. As of June 30, 2020, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), excluding renewal options that have not been exercised, with 4.1% of our annualized base rent attributable to leases expiring prior to January 1, 2025. Renewal options are exercisable at the option of our tenants upon expiration of the current base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.
As of June 30, 2020, 60.1% of our annualized base rent was attributable to master leases, where we have leased multiple properties to the tenant under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.
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
The impact of the pandemic has been rapidly evolving. It continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. The outbreak is expected to have a continued adverse impact on economic and market conditions for the foreseeable future and to prolong, for an intermediate period of time, a period of recession and/or global economic slowdown with an indeterminate duration. The rapid development and fluidity of this situation is extreme and the ultimate adverse impact of the COVID-19 pandemic at this time is unknown. The adverse impacts of the pandemic and the responses thereto may, and likely will, vary by region, and it is possible that our properties and tenants located in certain regions will be more adversely affected than our properties and tenants located in other regions. Moreover, regions that experience more adverse impacts from the pandemic may change over time. We derive approximately 13.5%, 10.2%, 6.5%, 5.5% of our annualized base rent as of June 30, 2020 from Texas, Georgia, Florida and Arkansas, respectively, and these states are currently experiencing a surge in COVID-19 cases that could adversely affect our tenants in these states and their ability to pay rent to us. See “Our Real Estate Investment Portfolio—Diversification by Geography” below for certain information about our exposure to various states. Consequently, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results (such as our tenants’ ability to meet their financial obligations to us (including the payment of rent and deferred rent) and the potential negative impact to occupancy), results of operations or market values of our properties, increased risk of defaults, decreased availability of financing arrangements, additional potential risks arising from changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Additionally, increased vacancy would lead to increased property-level expenses, as we would be obligated to pay costs (e.g., real estate taxes and insurance) that would otherwise be covered by a tenant at a property subject to a triple-net lease. Conditions in the bank lending, capital, and other financial markets may continue to deteriorate as a result of the pandemic, and our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, refinancings or equity issuances. In addition, the deterioration of global economic conditions as a result of the pandemic continues to negatively impact our tenants.
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
One of our main operating functions is our proactive asset management approach. Accordingly, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position. Many of our tenants have either suspended or reduced their business operations. In particular, our tenants operating businesses such as early childhood educational facilities, retail, restaurants, health and fitness facilities, entertainment outlets and movie theaters have been particularly harmed by the pandemic. As of July 31, 2020, we estimate that properties operated by tenants contributing approximately 20% of our annualized base rent as of June 30, 2020 were closed or operating in a reduced capacity. Through July 31, 2020, we received approximately 87% of contractual base rent that was due for July 2020, and as of such date we granted tenant-requested rent deferrals relating to approximately $18.1 million of rent, which represents 11.3% of our annualized base rent as of June 30, 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer all or a portion of its rent for April, May and June, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals or other forms of rent relief, such as rent reductions. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent (including deferred rent). Therefore, information provided regarding July rent collections should not serve as an indication of expected future rent collections.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, regional variations in COVID-19’s impact, and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects, particularly if tenants are unable to meet their rental payment obligations to us (including the payment of deferred rent), our vacancy rate increases or if we choose to grant further rent deferrals or other concessions.
Liquidity and Capital Resources
Substantially all of our cash from operations is generated by our investment portfolio. As of June 30, 2020, we had $2.1 billion of net investments in our investment portfolio, consisting of investments in 1,060 properties (inclusive of one undeveloped land parcel and 92 properties which secure our investments in mortgage loans receivable), with annualized base rent of $160.9 million. As described above, due to the COVID-19 pandemic, we have deferred approximately $18.1 million of contractual base rent, which represents 11.3% of our annualized base rent as of June 30, 2020. While we expect to receive deferred rent in accordance with the terms of the deferral agreements that we have entered into with our tenants, these deferrals will have the effect of delaying our receipt of operating cash flow.
Our short-term liquidity requirements consist primarily of funds necessary to pay our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us, with the result being that we have limited property-level expense. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal or re-leasing, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or to sell the property. As of June 30, 2020, four of our property locations were vacant and not subject to a lease (excluding one undeveloped land parcel), which represents a 99.6% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations. The COVID-19 pandemic has introduced significant business uncertainty, and it could result in increased vacancy throughout our portfolio. To the extent we see an increase in vacancy, it would cause us to incur increased property costs.
While the COVID-19 pandemic has caused us to slow our investment pace, we intend to continue to grow our portfolio over the long term through additional real estate investments. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 32 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually specified interest or rent that generally increases in proportion with our funding. As of June 30, 2020, we had agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $145.1 million, and, as of the same date, we had funded $131.3 million of this commitment. We expect to fund the balance of such commitment by December 31, 2021.
Additionally, as of August 4, 2020, we were under contract to acquire 23 properties with an aggregate purchase price of $55.4 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily with cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.
Our long-term liquidity requirements consist primarily of funds necessary to invest in additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future financings, sales of equity securities, including under our ATM Program, proceeds from select sales of our properties and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our degree of leverage, our unencumbered asset base, borrowing restrictions imposed by our lenders, general market conditions for REITs, our operating performance, liquidity and market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.
An additional liquidity need is funding the distributions that are among the requirements for us to continue to qualify for taxation as a REIT. During the six months ended June 30, 2020, our board of directors declared total cash distributions of $0.46 per share of common stock. Holders of OP Units, issued by our Operating Partnership, are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the six months ended June 30, 2020, we paid $40.7 million of distributions to common stockholders and OP Unit holders, and, as of June 30, 2020, we recorded $21.5 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our debt capital is initially provided on a short-term, temporary basis through our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on a secured or unsecured basis. By seeking to match the expected cash inflows from our long-term investments with the expected cash outflows for our long-term debt, we seek to “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on the investments and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally intend to target, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less unrestricted cash and cash held for the benefit of lenders) that is less than six times our annualized adjusted EBITDA.
As of June 30, 2020, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt and our weighted average debt maturity was 5.2 years. As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Future sources of debt capital may also include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at June 30, 2020, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments. However, the ultimate impact that the COVID-19 pandemic will have on our financial condition and cash flows is uncertain and will vary depending on various factors, including the timing and manner in which operations resume at certain of our properties that have been closed or operating in reduced capacities due to the pandemic, the ability of tenants to pay deferred rent and the possibility that we may defer additional rent or grant additional rent concessions in the future.
Description of Certain Debt
Unsecured Revolving Credit Facility and April 2019 Term Loan
Through our Operating Partnership, we are party to an Amended Credit Agreement with a group of lenders, which provides for revolving loans of up to $400.0 million (the “Revolving Credit Facility”) and up to an additional $200.0 million in term loans (the “April 2019 Term Loan”). Under the Revolving Credit Facility, as of June 30, 2020, we had no outstanding borrowings and had $400.0 million of unused borrowing capacity.  Additionally, as of June 30, 2020, we had $200.0 million of principal borrowings outstanding under the April 2019 Term Loan.
The Revolving Credit Facility matures in April 2023, with an extension option of up to 12-months exercisable by the Operating Partnership, subject to certain conditions, and the April 2019 Term Loan matures in April 2024. The loans under each of the Revolving Credit Facility and the April 2019 Term Loan Facility initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the April 2019Term Loan). The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from S&P Global Ratings, a division of S&P or Moody’s, the applicable margin will be a spread set according to our corporate credit ratings by S&P and/or Moody’s. Each of the Revolving Credit Facility and the April 2019 Term Loan is freely pre-payable at any time and is mandatorily payable if borrowings exceed the borrowing base or the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the April 2019 Term Loan. The Operating Partnership is required to pay revolving credit fees throughout the term of the Revolving Credit Agreement based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200.0 million.
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
Master Trust Funding Program
SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate gross principal balance of $175.2 million as of June 30, 2020. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties owned by the Master Trust Issuers and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).
Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), which were repaid in full in November 2019, and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $175.2 million as of June 30, 2020. The Notes are the joint obligations of all Master Trust Issuers.
Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of June 30, 2020, we had pledged 255 properties, with a net investment amount of $364.8 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

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
A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended June 30, 2020, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $3.3 million on cash collections of $6.7 million, which represents a debt service coverage ratio (as defined in the program documents) of 2.8 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.
The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of June 30, 2020. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.
The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount.
An event of default will occur under the Master Trust Funding Program, if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in complying with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of June 30, 2020, we were in material compliance with all such covenants.
As of June 30, 2020, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for the remainder of 2020 were $2.0 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.
Cash Flows
Comparison of the six months ended June 30, 2020 and 2019
As of June 30, 2020, we had $100.8 million of cash and cash equivalents and $8.7 million of restricted cash as compared to $7.8 million and $10.1 million, respectively, as of June 30, 2019.
Cash Flows for the six months ended June 30, 2020
During the six months ended June 30, 2020, net cash provided by operating activities was $36.5 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $52.3 million (net income of $24.5 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gain on dispositions of real estate, net, straight-line rent receivable, and equity-based compensation expense, of $27.8 million). These cash inflows were partially offset by rent receivables, prepaid expenses and other assets of $11.8 million and accrued liabilities and other payables of $4.1 million.
Net cash used in investing activities during the six months ended June 30, 2020 was $192.4 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $190.4 million to fund investments in real estate, including capital expenditures, $9.7 million to fund construction in progress, $9.7 million of investments in loans receivable, and $7.7 million paid to tenants as lease incentives. These cash outflows were partially offset by $23.0 million of proceeds from sales of investments, net of disposition costs $0.1 million of principal collections on our loans and direct financing lease receivables and $2.0 million in deposits on prospective real estate investments.
Net cash provided by financing activities of $244.1 million during the six months ended June 30, 2020 related to net cash inflows of $215.3 million from the issuance of common stock in a follow-on offering and through our ATM Program, $69.0 million of borrowings under the Revolving Credit Facility, and $180.0 of borrowings under the November 2019 Term Loan Facility. These cash inflows were partially offset by, $63.9 million of repayments of secured borrowing principal, $115.0 million of repayments on the Revolving Credit Facility, the payment of $40.7 million in dividends and $0.5 million of offering costs related to the follow-on offering and the ATM Program.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2020.
Contractual Obligations
The following table provides information with respect to our commitments as of June 30, 2020:

	Payment due by period
(in thousands)	Total	July 1 - December 31, 2020	2021 - 2022	2023 - 2024	Thereafter
Secured Borrowings—Principal	$175,159	$1,967	$8,375	$164,817	$—
Secured Borrowings—Fixed Interest (1)	28,025	3,653	14,195	10,177	—
Unsecured Term Loans (2)	630,000	—	—	200,000	430,000
Revolving Credit Facility (3)	—	—	—	—	—
Tenant Construction Financing and Reimbursement Obligations (4)	23,825	23,825	—	—	—
Operating Lease Obligations (5)	17,786	653	2,633	1,795	12,705
Total	$874,795	$30,098	$25,203	$376,789	$442,705
_____________________________________
(1)Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment date.
(2)Borrowings under the April 2019 Term Loan and November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus an applicable margin.
(3)Balances on the Revolving Credit Facility bear interest at an annual rate of applicable LIBOR plus an applicable margin. We also pay a facility fee on the total unused commitment amount of 0.15% or 0.25%, depending on our current unused commitment.
(4)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.
(5)Includes $14.4 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report except as follows:
Allowance for Loan Losses
Prior to the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), we periodically evaluated the collectability of our loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2019, we had no allowance for loan losses recorded in our consolidated financial statements.
On January 1, 2020, we adopted ASC 326 on a prospective basis. ASC 326 changed how we account for credit losses for all of our loans receivable and direct financing lease receivables. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model. Upon adoption of ASC 326, we recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netted against loans and direct financing receivables on our consolidated balance sheet. Under ASC 326, we are required to re-evaluate the expected loss of our loans and direct financing lease receivable portfolio at each balance sheet date. As of June 30, 2020, we recorded an allowance for loan losses of $0.7 million. Changes in our allowance for loan losses are presented within provision for loan losses in our consolidated statements of operations.
In connection with our adoption of ASC 326 on January 1, 2020, we implemented a new process including the use of loan loss forecasting models. We have used the loan loss forecasting model for estimating expected life-time credit losses, at the individual asset level, for our loans and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of loan and global assumptions.

We use a real estate loss estimate model (“RELEM”) which estimates losses on our loans and direct financing lease receivable portfolio, for purposes of calculating allowances for loan losses. The RELEM allows us to refine (on an ongoing basis) the expected loss estimate by incorporating loan specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. Our specific loan-level inputs include loan-to-stabilized-value “LTV” and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and future funding’s. We categorize the results by LTV range, which we consider the most significant indicator of credit quality for our loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
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
We also evaluates each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivables.
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
During April 2020, the Financial Accounting Standards Board ("FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We made this election and account for rent deferrals by increasing our rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $9.8 million of deferrals being recognized in rental revenues for the three and six months ended June 30, 2020. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. We continue to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and record an adjustment to rental income for tenant credit for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, we reviewed all amounts recognized on a tenant-by-tenant basis for collectability.
Our Real Estate Investment Portfolio
As of June 30, 2020, we had a portfolio of 1,060 properties, including one undeveloped land parcel, four vacant properties and 92 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $160.9 million. Our 215 tenants operate 289 different concepts in 16 industries across 43 states. None of our tenants represented more than 3.2% of our portfolio at June 30, 2020, and our top ten largest tenants represented 23.0% of our annualized base rent as of that date.
Diversification by Tenant
As of June 30, 2020, our top ten tenants included the following concepts: Captain D's, Mister Car Wash, AMC, Circle K, EquipmentShare, The Malvern School, R-Store, Vasa Fitness, and Burger King/Popeye's. Our 1,055 leased properties are operated by our 215 tenants. The following table details information about our tenants and the related concepts as of June 30, 2020 (dollars in thousands):

Tenant(1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Captain D's, LLC	Captain D's	74	$5,094	3.2%
Cadence Education, LLC	Various	23	4,719	2.9%
Car Wash Partners, Inc.	Mister Car Wash	13	4,275	2.7%
American Multi-Cinema, Inc. (3)	AMC	5	3,712	2.3%
Mac's Convenience Stores, LLC (4)	Circle K	34	3,686	2.3%
Equipmentshare.com Inc.	EquipmentShare	11	3,515	2.2%
Malvern School Properties, LP	The Malvern School	13	3,208	2.0%
GPM Investments, LLC (5)	R-Store	26	2,956	1.8%
Vasa Fitness, LLC	Vasa Fitness	5	2,937	1.8%
Carrols LLC (6)	Burger King/Popeye's	24	2,830	1.8%
Top 10 Subtotal		228	36,932	23.0%
Other		827	123,934	77.0%
Total/Weighted Average		1,055	$160,866	100.0%

_____________________________________
(1)Represents tenant or guarantor.
(2)Excludes one undeveloped land parcel and four vacant properties.
(3)Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
(4)Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
(5)Includes one property leased to a subsidiary of GPM investments, LLC.
(6)Includes properties leased to affiliates of tenant entity, all of which are subsidiaries of Carrols Restaurant Group, Inc.
As of June 30, 2020, our five largest tenants, who contributed 13.4% of our annualized base rent, had a rent coverage ratio of 3.1x and our ten largest tenants, who contributed 23.0% of our annualized base rent, had a rent coverage ratio of 3.0x.
As of June 30, 2020, 93.8% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Diversification by Concept
Our tenants operate their businesses across 289 concepts. The following table details those concepts as of June 30, 2020 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)
Captain D's	Service	$5,939	3.7%	83	215,022
Mister Car Wash	Service	4,275	2.7	13	54,621
Circle K	Service	4,022	2.5	36	139,799
AMC	Experience	3,712	2.3	5	240,672
EquipmentShare	Service	3,515	2.2	11	205,940
The Malvern School	Service	3,208	2.0	13	149,781
Vasa Fitness	Experience	2,937	1.8	5	258,085
Ladybird Academy	Service	2,827	1.8	7	89,495
Applebee's	Service	2,814	1.7	16	82,941
R-Store	Service	2,812	1.7	25	105,703
Top 10 Subtotal		36,061	22.4	214	1,542,059
Other		124,805	77.6	841	6,919,119
Total		$160,866	100.0%	1,055	8,461,178
_____________________________________
(1)Excludes one undeveloped land parcel and four vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of June 30, 2020 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Quick Service	Service	$23,037	14.3%	314	839,474	$27.66
Early Childhood Education	Service	21,640	13.5	94	974,143	21.51
Car Washes	Service	19,226	12.0	82	384,242	48.89
Medical / Dental	Service	18,109	11.3	105	662,465	26.56
Convenience Stores	Service	16,476	10.2	143	581,486	28.33
Automotive Service	Service	8,935	5.6	78	457,340	19.54
Casual Dining	Service	8,850	5.5	61	371,825	23.80
Other Services	Service	6,457	4.0	30	377,855	17.09
Family Dining	Service	5,426	3.4	36	211,085	27.03
Pet Care Services	Service	5,415	3.4	33	214,718	20.20
Service Subtotal		133,572	83.0	976	5,074,633	25.87
Health and Fitness	Experience	10,830	6.7	25	1,004,189	10.78
Entertainment	Experience	6,246	3.9	18	647,483	10.24
Movie Theatres	Experience	4,343	2.7	6	293,206	14.81
Experience Subtotal		21,419	13.3	49	1,944,878	11.23
Home Furnishings	Retail	2,225	1.4	7	383,415	5.80
Grocery	Retail	955	0.6	4	161,296	5.92
Retail Subtotal		3,180	2.0	11	544,711	5.84
Building Materials	Industrial	2,696	1.7	19	896,956	3.01
Total		$160,866	100.0%	1,055	8,461,178	$18.81
_____________________________________
(1)Excludes one undeveloped land parcel and four vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 1,060 property locations are spread across 43 states. The following table details the geographical locations of our properties as of June 30, 2020 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$21,751	13.5%	131	1,103,185
Georgia	16,411	10.2	107	618,090
Florida	10,484	6.5	53	474,027
Arkansas	8,830	5.5	68	301,826
Ohio	7,197	4.5	57	565,728
Alabama	6,686	4.2	49	452,259
Wisconsin	6,354	3.9	39	261,833
Arizona	5,861	3.6	28	240,370
Minnesota	5,331	3.3	31	442,872
Tennessee	5,161	3.2	44	219,884
Michigan	4,973	3.1	42	457,097
North Carolina	4,402	2.7	21	274,313
Colorado	4,378	2.7	24	216,883
Pennsylvania	4,262	2.6	27	227,665
Massachusetts	4,043	2.5	14	286,831
South Carolina	3,769	2.3	26	251,007
New York	3,412	2.1	32	77,817
Illinois	3,401	2.1	21	166,472
Kentucky	2,905	1.8	26	150,592
New Mexico	2,763	1.7	18	83,651
Iowa	2,682	1.7	21	119,173
Mississippi	2,678	1.7	26	109,409
Missouri	2,546	1.6	20	144,261
Indiana	2,406	1.5	22	100,618
Oklahoma	2,384	1.5	13	238,171
Maryland	1,887	1.2	8	68,324
Kansas	1,685	1.0	7	102,545
South Dakota	1,677	1.0	7	41,472
Washington	1,515	0.9	10	77,293
Louisiana	1,437	0.9	9	65,811
Connecticut	1,166	0.7	6	51,551
Oregon	1,075	0.7	6	124,931
Virginia	1,183	0.7	7	54,130
Utah	911	0.6	2	67,659
West Virginia	889	0.6	17	73,101
Nebraska	458	0.3	7	17,776
Wyoming	425	0.3	2	14,001
California	386	0.2	3	30,870
Idaho	383	0.2	1	35,433
New Jersey	353	0.2	2	16,224
Nevada	226	0.1	1	34,777
New Hampshire	141	0.1	3	9,914
Alaska	—	0.0	2	6,630
Total	$160,866	100.0%	1,060	8,476,475

Lease Expirations
As of June 30, 2020, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), with only 4.1% of our annualized base rent attributable to leases expiring prior to January 1, 2025. The following table sets forth our lease expirations for leases in place as of June 30, 2020 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2020	$90	0.1%	1	1.9x
2021	139	0.1	2	3.5x
2022	773	0.5	5	3.8x
2023	823	0.5	10	3.4x
2024	4,648	2.9	46	4.1x
2025	1,443	0.9	13	3.3x
2026	2,395	1.5	14	2.1x
2027	4,243	2.6	28	3.2x
2028	4,491	2.8	18	2.4x
2029	4,996	3.1	70	3.9x
2030	3,764	2.3	46	4.7x
2031	8,497	5.3	46	3.0x
2032	11,029	6.9	56	4.1x
2033	10,332	6.4	40	2.6x
2034	25,121	15.6	197	3.2x
2035	9,036	5.6	68	2.7x
2036	2,486	1.5	21	1.4x
2037	7,892	4.9	52	3.7x
2038	16,183	10.1	90	2.2x
2039	28,191	17.5	159	2.6x
Thereafter	14,297	8.9	73	2.6x
Total/Weighted Average	$160,866	100.0%	1,055	3.0x
_____________________________________
(1)Expiration year of contracts in place as of June 30, 2020, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes one undeveloped land parcel and four vacant properties.
(3)Weighted by annualized base rent.

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended June 30, 2020 and 2019

	Three months ended June 30,
(dollar amounts in thousands)	2020	2019	Change	%
Revenues:
Rental revenue	$36,465	$32,111	$4,354	13.6%
Interest on loans and direct financing lease receivables	2,037	403	1,634	405.4%
Other revenue, net	1	241	(240)	—
Total revenues	38,503	32,755	5,748

Expenses:
Interest	7,403	5,779	1,624	28.1%
General and administrative	6,253	4,737	1,516	32.0%
Property expenses	572	645	(73)	(11.3)%
Depreciation and amortization	13,464	10,105	3,359	33.2%
Provision for impairment of real estate	1,486	481	1,005	208.9%
Provision for loan losses	48	—	48	—
Total expenses	29,226	21,747	7,479
Other operating income:
Gain on dispositions of real estate, net	1,093	3,474	(2,381)	(68.5)%
Income from operations	10,370	14,482	10,656
Other (loss)/income:
Loss on repayment and repurchase of secured borrowings	—	(4,353)	4,353	—
Interest income	144	518	(374)	(72.2)%
Income before income tax expense	10,514	10,647	(133)
Income tax expense	70	76	(6)	(7.9)%
Net income	10,444	10,571	(127)
Net income attributable to non-controlling interests	(63)	(2,620)	2,557	(97.6)%
Net income attributable to stockholders	$10,381	$7,951	$2,431
Rental revenue. Rental revenue increased by $4.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 789 properties, representing $1.6 billion in net investments in real estate, as of June 30, 2019 to 1,060 properties, representing $2.1 billion in net investments in real estate, as of June 30, 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2020 from acquisitions that were made during 2019 and 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth. This revenue growth was partially offset by reductions of rental revenue for tenant credit. During the three months ended June 30, 2020 and 2019, the Company recognized $4.8 million and $0.1 million reductions of rental revenue for tenant credit, respectively.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $1.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to additional investments in loans receivable during 2019 and 2020, which led to a higher average daily balance of loans receivable outstanding during the three months ended June 30, 2020.

Other revenue. Other revenue decreased by $0.2 during the three months ended June 30, 2020 as compared to three months ended June 30, 2019, primarily due to the  receipt of lease termination fees from former tenants during the three months ended June 30, 2019.
Interest expense. Interest expense increased by $1.6 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. In 2019, the Company canceled the May 2019 repurchase and fully repaid the Series 2016-1 Notes that were outstanding.  In February 2020, the Company partially repaid the Series 2017-1 Notes that were outstanding. The repayment of Master Trust Funding notes resulted in a decrease of $2.2 million in interest expense for the three months ended June 30, 2020. The decrease was offset by the increase of borrowing of funds under the April 2019 Term Loan and November 2019 Term Loan resulted in additional cash interest expense of $2.0 million during for the three months ended June 30, 2020. In addition, amortization of deferred financing costs for the April 2019 Term Loan and the November 2019 Term Loan resulted in an increase of $0.1 million, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. In addition, additional borrowings under the Revolving Credit Facility resulted in additional interest expense and unused borrowing fees of $0.1 million, as compared to the three months ended June 30, 2019. Additionally, there was a $1.5 million increase due to interest expense related to our interest rate swaps.
General and administrative expenses. General and administrative expenses increased $1.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase in general and administrative expenses was primarily related to operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees, and directors’ fees, as well as one time severance costs.
Property expenses. Property expenses decreased by approximately $0.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in property expenses was primarily due to a decrease in personal property expenses.
Depreciation and amortization expense. Depreciation and amortization expense increased by $3.4 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio three months ended June 30, 2020
Provision for impairment of real estate. Impairment charges on real estate investments were $1.5 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.  During the three months ended June 30, 2020 and 2019, we recorded a provision for impairment of real estate at three and two of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Provision for loan losses. Provision for loan losses of approximately $48,000 was recorded for the three months ended June 30, 2020. This provision is related to the changes in the Company’s loan loss reserve subsequent to the adoption of ASC Topic 326 – Credit Losses. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans receivable portfolio at each balance sheet date.
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $2.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. We disposed of 3 real estate properties during the three months ended June 30, 2020, compared to our disposition of 11 real estate properties during the three months ended June 30, 2019.
Loss on repayment and repurchase of secured borrowings. Loss on repurchase of secured borrowings of $4.4 million was recorded during the three months ended June 30, 2019, due to the write-off of deferred financing costs related to the partial repayment of the Series 2017-1 Notes in February 2020. There was no loss on repurchase during the three months ended June 30, 2020.
Interest income. Interest income decreased by $0.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts and higher interest rates during the three months ended June 30, 2019.

Income tax expense. Income tax expense decreased by $6,000 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
Comparison of the six months ended June 30, 2020 and 2019

	Six months ended June 30,
(dollar amounts in thousands)	2020		2019	Change	%
Revenues:
Rental revenue	$76,007		$62,884	$13,123	20.9%
Interest income on loans and direct financing lease receivables	3,976		729	3,247	445.6%
Other revenue, net	8		248	(240)	(96.6)%
Total revenues	79,991		63,861	16,130

Expenses:
Interest	14,236		12,867	1,369	10.6%
General and administrative	13,789		8,925	4,864	54.5%
Property expenses	945		1,892	(947)	(50.0)%
Depreciation and amortization	26,476		19,225	7,251	37.7%
Provision for impairment of real estate	1,859		1,921	(62)	(3.2)%
Provision for loan losses	516		—	516	—
Total expenses	57,821	57821	44,830	12,991
Other operating income:
Gain on dispositions of real estate, net	2,968		4,150	(1,182)	(28.5)%
Income from operations	25,138		23,181	1,957
Other (loss)/income:
Loss on repayment and repurchase of secured borrowings	(924)		(4,353)	3,429	(78.8)%
Interest income	375		609	(234)	(38.4)%
Income (loss) before income tax expense (benefit)	24,589		19,437	5,152
Income tax expense (benefit)	101		143	(42)	(29.4)%
Net income	24,488		19,294	5,194
Net income attributable to non-controlling interests	(147)		(5,214)	5,067	(97.2)%
Net income attributable to stockholders	$24,341		$14,080	$10,261
Rental revenue. Rental revenue increased by $13.1 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 789 properties, representing $1.6 billion in net investments in real estate, as of June 30, 2019 to 1,060 properties, representing $2.1 billion in net investments in real estate, as of June 30, 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2020 from acquisitions that were made during 2019 and 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth. This revenue growth was partially offset by reductions of rental revenue for tenant credit. During the six months ended June 30, 2020 and 2019, the Company recognized $5.5 million and $0.1 million reductions of rental revenue for tenant credit, respectively.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $3.2 million for the six months ended June 30, 2020 as compared to the six months ended

June 30, 2019, primarily due to additional investments in loans receivable during 2019 and 2020, which led to a higher average daily balance of loans receivable outstanding during the six months ended June 30, 2020.
Other revenue. Other revenue decreased $0.2 during the six months ended June 30, 2020 as compared to six months ended June 30, 2019, primarily due to the receipt of lease termination fees from former tenants during the six months ended June 30, 2019.
Interest expense. Interest expense increased by $1.4 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increases are due to an increase of borrowing of funds under the April 2019 Term Loan and November 2019 Term Loan resulted in additional cash interest expense of $6.0 million during for the six months ended June 30, 2020. The Revolving Credit Facility resulted in a decrease of interest expense and unused borrowing fees of $0.2 million for the six months ended June 30, 2020. Additionally, there was an increase of $1.7 million due to our interest expense related to our interest rate swaps. In 2019, the Company fully repaid the Series 2016-1 Notes that were outstanding. In February 2020, the Company partially repaid the Series 2017-1 Notes that were outstanding. The repayment of Master Trust Funding notes resulted in a decrease of $5.7 million in cash interest expense and a $0.2 million decrease of amortization of deferred financing costs for the six months ended June 30, 2020.
General and administrative expenses. General and administrative expenses increased $4.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase in general and administrative expenses was primarily related to operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees, and directors’ fees, as well as one time severance costs.
Property expenses. Property expenses decreased by approximately $0.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in property expenses was primarily due to a decrease in personal property expenses.
Depreciation and amortization expense. Depreciation and amortization expense increased by $7.3 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the six months ended June 30, 2020.
Provision for impairment of real estate. Impairment charges on real estate investments were $1.9 million and $1.9 million for the six months ended June 30, 2020, and 2019, respectively.  During the six months ended June 30, 2020 and 2019, we recorded a provision for impairment of real estate at five and six of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Provision for loan losses. Provision for loan losses of $0.5 million was recorded for the six months ended June 30, 2020. This provision is related to the changes in the Company’s loan loss reserve subsequent to the adoption of ASC Topic 326 – Credit Losses. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans receivable portfolio at each balance sheet date.
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $1.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. We disposed of 13 real estate properties during the six months ended June 30, 2020 and 2019.
Loss on repayment and repurchase of secured borrowings. Loss on repurchase of secured borrowings decreased by$3.4 million was recorded during the six months ended June 30, 2019, was primarily due to the loss on extinguishment of $4.4 million, related to the repurchase of the Class A Series 2016-1 Notes during the six months ended June 30, 2019. During the six months ended June 30, 2020, we recorded $0.9 million on the loss of repurchase of secured borrowings due to the write-off deferred financing costs related to the partial repayment of the Series 2017-1 Notes in February 2020.
Interest income. Interest income decreased by $0.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts and higher interest rates during the six months ended June 30, 2019.
Income tax expense. Income tax expense decreased by approximately $42,000 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$10,444	$10,571	$24,488	$19,294
Depreciation and amortization of real estate	13,439	10,081	26,427	19,178
Provision for impairment of real estate	1,486	481	1,859	1,921
Gain on dispositions of real estate, net	(1,093)	(3,474)	(2,968)	(4,150)
FFO attributable to stockholders and non-controlling interests	24,276	17,659	49,806	36,243
Other non-recurring expenses (1)	560	4,353	2,136	4,353
Core FFO attributable to stockholders and non-controlling interests	24,837	22,012	51,942	40,596
Adjustments:
Straight-line rental revenue, net	(2,170)	(2,994)	(5,361)	(5,897)
Non-cash interest	237	709	771	1,525
Non-cash compensation expense	1,399	1,247	2,690	2,473
Other amortization expense	919	213	1,353	440
Other non-cash charges	48	3	516	7
Capitalized interest expense	(65)	(45)	(160)	(70)
Transaction costs	42	—	109	—
AFFO attributable to stockholders and non-controlling interests	$25,247	$21,145	$51,861	$39,074
_____________________________________
(1)Includes non-recurring expenses of $0.4 million and $1.1 million for severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers during the three and six months ended June 30, 2020, respectively, $0.1 million of non-recurring recruiting costs during the three and six months ended June 30, 2020 and our $0.9 million loss on repayment of secured borrowings during the six months ended June 30, 2020.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$10,444	$10,571	$24,488	$19,294
Depreciation and amortization	13,464	10,105	26,476	19,225
Interest expense	7,403	5,779	14,236	12,867
Interest income	(144)	(518)	(375)	(609)
Income tax expense	70	76	101	143
EBITDA attributable to stockholders and non-controlling interests	31,237	26,013	64,926	50,920
Provision for impairment of real estate	1,486	481	1,859	1,921
Gain on dispositions of real estate, net	(1,093)	(3,474)	(2,968)	(4,150)
EBITDAre attributable to stockholders and non-controlling interests	$31,630	$23,020	$63,817	$48,691
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended June 30, 2020:

(in thousands)	Three months ended June 30, 2020
Net income	$10,444
Depreciation and amortization	13,464
Interest expense	7,403
Interest income	(144)
Income tax expense	70
EBITDA attributable to stockholders and non-controlling interests	31,237
Provision for impairment of real estate	1,486
Gain on dispositions of real estate, net	(1,093)
EBITDAre attributable to stockholders and non-controlling interests	31,630
Adjustment for current quarter investment and disposition activity (1)	401
Adjustment to exclude other non-recurring expenses (2)	3,431
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$35,462

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$141,848
_____________________________________
(1)Adjustment assumes all investments in and dispositions of real estate made during the three months ended June 30, 2020 had occurred on April 1, 2020.
(2)Adjustment is made to exclude non-core expenses added back to compute Core FFO, our provision for loan losses and the write-off of receivables.

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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt as of the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Secured borrowings, net of deferred financing costs	$172,662	$235,336
Unsecured term loans, net of deferred financing costs	625,941	445,586
Revolving credit facility	—	46,000
Total debt	798,603	726,922
Deferred financing costs, net	6,557	8,181
Gross debt	805,160	735,103
Cash and cash equivalents	(100,839)	(8,304)
Restricted cash deposits held for the benefit of lenders	(8,665)	(13,015)
Net debt	$695,656	$713,784
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$10,444	$10,571	$24,488	$19,294
Interest expense	7,403	5,779	14,236	12,867
General and administrative expense	6,253	4,737	13,789	8,925
Depreciation and amortization	13,464	10,105	26,476	19,225
Provision for impairment of real estate	1,486	481	1,859	1,921
Provision for loan losses	48	—	516	—
Loss on repayment and repurchase of secured borrowings	—	4,353	(924)	4,353
Interest income	(144)	(518)	(375)	(609)
Income tax expense	70	76	101	143
Gain on dispositions of real estate, net	(1,093)	(3,474)	(2,968)	(4,150)
NOI attributable to stockholders and non-controlling interests	37,930	32,110	77,198	61,969
Straight-line rental revenue, net	(2,170)	(2,994)	(5,361)	(5,897)
Other amortization expense	919	214	1,353	443
Cash NOI attributable to stockholders and non-controlling interests	$36,680	$29,330	$73,190	$56,515

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term investments with the expected cash outflows for our long-term debt. To achieve this objective, we have borrowed on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding investments, and the April 2019 Term Loan and the November 2019 Term Loan. We have fixed the floating rates on borrowings under the term loan facilities by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective term loan. As of June 30, 2020, we had $175.2 million of principal outstanding under our Master Trust Funding Program, which bears interest at a weighted average fixed rate of 4.19% per annum as of such date, and had $630.0 million of combined principal outstanding on the April 2019 Term Loan and the November 2019 Term Loan. The variable interest rates in effect on our borrowings under the April 2019 Term Loan and November 2019 Term Loan as of June 30, 2020 were 1.43% and 1.68%, respectively.
We have fixed the interest rates on the term loan facilities’ variable-rates through the use of interest rate swap agreements. At June 30, 2020, our aggregate liability in the event of the early termination of our swaps was $47.7 million. At June 30, 2020, a 100-basis point increase of the interest rates on these facilities would increase our related interest costs by $0.5 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $0.5 million per year.
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
The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of recession and/or global economic slowdown with no known duration. At June 30, 2020, our portfolio had the following concentrations of property types with heightened risk due to closures or reduced operations as a result of the COVID-19 pandemic, based on the percentage of our annualized base rent as of that date:
•23.2% casual dining, family dining and quick service restaurants;
•11.3% medical/dental;
•13.5% early childhood education;
•6.7% health and fitness; and
•6.6% entertainment outlets and movie theaters.
There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent, including deferred rent.

Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads.  The following table discloses fair value information related to our fixed-rate indebtedness as of June 30, 2020:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$175,159	$167,556
_____________________________________
(1)Excludes net deferred financing costs of $2.5 million.
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
The COVID-19 pandemic is materially and adversely impacting our business. Due to this pandemic, a large number of our properties are closed or operating in a reduced capacity, which has adversely affected our tenants and caused us to defer a significant amount of rent. Additionally, the pandemic has severely disrupted the capital markets, and access to equity and debt capital has generally become more expensive and more difficult to obtain. An intensification of the COVID-19 pandemic, its resurgence in regions where we have a significant number of properties or its persistence for a prolonged period of time, a lengthy recession or an extended period of reduced economic activity, or a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, would increase the pandemic’s adverse impact on our business and could affect our financial condition, liquidity, results of operations, prospects, access to and costs of capital, and our ability to service our debt and pay dividends.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The impact of the pandemic continues to rapidly evolve, and many states and cities, including many of those where we own properties, have instituted or may reinstitute quarantines, restrictions on travel, “shelter in place” rules, school closures and/or restrictions on the types of businesses that may continue to operate or limitations on certain business operations. These actions and the resulting decline in economic activity and consumer confidence have severely impaired the ability of many of our tenants to operate their businesses and meet their obligations to us, including rental payment obligations. It is unclear how long these restrictions will remain in place, whether they will be lifted partially over time or if they will be reinstituted in whole or in part in response to future surges or waves of the pandemic.
As of June 30, 2020, approximately 83.0% of our annualized base rent was attributable to tenants operating service-based businesses (such as quick service restaurants, convenience stores, early childhood educational facilities, medical/dental facilities, casual dining restaurants and family dining restaurants) and 13.3% of such annualized base rent was attributable to tenants operating experience-based businesses (such as health and fitness facilities, entertainment outlets and movie theatres). These types of businesses have been severely affected by the COVID-19 pandemic, principally due to store closures or limitations on operations (which may be government-mandated or voluntary) and reduced economic activity. As of July 31, 2020, we estimate that properties operated by tenants contributing approximately 20% of our annualized base rent as of June 30, 2020 were closed or operating in a reduced capacity. Additionally, the adverse impacts of the pandemic and the responses thereto may, and likely will, vary by region, and it is possible that our properties and tenants located in certain regions will be more adversely affected than our properties and tenants located in other regions. Moreover, regions that experience more adverse impacts from the pandemic may change over time. We derive approximately 13.5%, 10.2%, 6.5%, 5.5% of our annualized base rent as of June 30, 2020 from Texas, Georgia, Florida and Arkansas, respectively, and these states are currently experiencing a surge in COVID-19 cases that could adversely affect our tenants in these states and their ability to pay rent to us.
Many of our tenants have requested rent deferrals or other concessions due to the pandemic. As of July 31, 2020, we have granted deferrals with respect to $18.1 million of past and future rent, which represents 11.3% of our annualized base rent as of June 30, 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer all or a portion of its rent for April, May and June, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses, or delays in the supply of products or services to our tenants from vendors that they need to operate their businesses, caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals or other concessions. The likelihood of this would increase if the COVID-19 pandemic intensifies or persists for a prolonged period or if there is an economic shut down, if the recession in the United States continues for a prolonged period or if that reduced consumer confidence and further weakens economic activity. To the extent the pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. These deferrals reduce our cash flow from operations, reduce our cash available for distribution and adversely affect our ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to pay their deferred rent, we will not receive cash in the future in accordance with our expectations. In addition to the impact of COVID-19 on our rental revenues, it has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, lease restructures and/or lease terminations and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case basis. Similarly, to the extent the pandemic leads to decreased occupancy, it would further increase our property-level costs, as we would be responsible for costs that would otherwise be borne by our tenants.
The COVID-19 pandemic has significantly and adversely impacted global, national, regional and local economic activity and has contributed to significant volatility and negative pressure in the financial markets. The market price of our common stock on the NYSE has experienced significant volatility since the outbreak of the COVID-19 pandemic. Similarly, the availability and pricing of debt capital has become increasingly volatile. Accordingly, we could experience difficulty accessing debt and equity capital on attractive terms, or at all, which would adversely affect our ability to grow our business, conduct our operations or address maturing liabilities. Additionally, the general decline in business activity and demand for real estate transactions has adversely affected our ability and desire to invest in additional properties and to opportunistically sell certain of our properties; it is unclear how long this unfavorable transaction environment will persist. Similarly, the deterioration in access to capital is likely adversely affecting our tenants’ abilities to finance their businesses and reducing their liquidity, which reduces their ability to meet their obligations to us.
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
Due to the pandemic, many of our business processes are being conducted remotely, which places increased reliance on our information technology systems. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business processes, including our investment, leasing, asset management, finance and reporting processes. Remote operations could adversely affect our disclosure controls and procedures and our internal control over financial reporting; any weaknesses in these areas could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, any such weaknesses could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information.
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
Through our Master Trust Funding Program, certain of our Operating Partnership’s indirect wholly owned subsidiaries have issued net-lease mortgage notes payable with an aggregate outstanding principal balance of $175.2 million as of June 30, 2020. As of June 30, 2020, we had pledged 255 properties, with a net investment amount of $364.8 million, as collateral under this program. As the equity owner of the subsidiaries included in our Master Trust Funding Program, we are only entitled to the excess cash flows from such subsidiaries after debt service and all other required payments are made on the notes. If, at any time, the monthly debt service coverage ratio (as defined) generated by the collateral pool is less than or equal to 1.25x, excess cash flow (as defined) from the subsidiaries included in our Master Trust Funding Program will be deposited into a reserve account to be used for payments on the net-lease mortgage notes in the event there is a shortfall in cash at such subsidiaries to make required payments on the notes. Additionally, if at any time the three-month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15x, excess cash flow from the subsidiaries included in our Master Trust Funding Program will be applied to an early amortization of the notes. For the three months ended June 30, 2020, the debt service coverage ratio was approximately 3.86 to 1. However, our debt service coverage ratio in future periods may be 1.25x or lower, with the result that excess cash flow would be deposited into a reserve account and would not be distributed to us. This would adversely affect us, including by reducing our ability to pay cash distributions on our common stock and possibly prevent us from maintaining our qualification for taxation as a REIT. In addition, if the subsidiaries included in our Master Trust Funding Program are unable to repay the notes, including in connection with any acceleration of maturity, the pledged assets could be foreclosed upon and our equity in such assets eliminated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Employment Agreement, dated July 7, 2020 and effective as of August 10, 2020, between the Company and Mark E. Patten (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2020)

10.2	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	August 5, 2020	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2020	By:	/s/ Anthony K. Dobkin
Anthony K. Dobkin Interim Chief Financial Officer (Principal Financial Officer)