Form 10-Q
period 2020-09-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2020-11-05
CIK 1728951

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
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-38530
______________________________________________________________________________________________________
Essential Properties Realty Trust, Inc.

(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________________________________

Maryland	82-4005693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 Carnegie Center Blvd., Suite 520
Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (609) 436-0619
______________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2020, the registrant had 104,671,571 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$686,908	$588,279
Building and improvements	1,423,033	1,224,682
Lease incentives	14,246	4,908
Construction in progress	7,239	12,128
Intangible lease assets	78,482	78,922
Total real estate investments, at cost	2,209,908	1,908,919
Less: accumulated depreciation and amortization	(124,489)	(90,071)
Total real estate investments, net	2,085,419	1,818,848
Loans and direct financing lease receivables, net	100,915	92,184
Real estate investments held for sale, net	9,582	1,211
Net investments	2,195,916	1,912,243
Cash and cash equivalents	183,765	8,304
Restricted cash	5,604	13,015
Straight-line rent receivable, net	35,247	25,926
Rent receivables, prepaid expenses and other assets, net	31,207	15,959
Total assets (1)	$2,451,739	$1,975,447

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$171,840	$235,336
Unsecured term loans, net of deferred financing costs	626,119	445,586
Revolving credit facility	—	46,000
Intangible lease liabilities, net	8,589	9,564
Dividend payable	24,242	19,395
Derivative liabilities	43,504	4,082
Accrued liabilities and other payables	15,717	13,371
Total liabilities (1)	890,011	773,334
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 104,671,571 and 83,761,151 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,047	838
Additional paid-in capital	1,652,956	1,223,043
Distributions in excess of cumulative earnings	(57,767)	(27,482)
Accumulated other comprehensive loss	(41,768)	(1,949)
Total stockholders' equity	1,554,468	1,194,450
Non-controlling interests	7,260	7,663
Total equity	1,561,728	1,202,113
Total liabilities and equity	$2,451,739	$1,975,447
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2. As of September 30, 2020 and December 31, 2019, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $24.2 million and $19.3 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$40,799	$34,958	$116,806	$97,842
Interest on loans and direct financing lease receivables	2,054	940	6,030	1,669
Other revenue, net	56	393	64	641
Total revenues	42,909	36,291	122,900	100,152

Expenses:
Interest	7,651	7,207	21,887	20,074
General and administrative	5,917	7,530	19,706	16,455
Property expenses	810	442	1,755	2,334
Depreciation and amortization	13,966	11,141	40,442	30,367
Provision for impairment of real estate	3,221	—	5,080	1,921
Provision for loan losses	14	—	531	—
Total expenses	31,579	26,320	89,401	71,151
Other operating income:
Gain on dispositions of real estate, net	1,003	4,087	3,971	8,237
Income from operations	12,333	14,058	37,470	37,238
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings	—	—	(924)	(4,353)
Interest income	58	114	433	723
Income before income tax expense	12,391	14,172	36,979	33,608
Income tax expense	55	66	156	209
Net income	12,336	14,106	36,823	33,399
Net income attributable to non-controlling interests	(73)	(861)	(220)	(6,076)
Net income attributable to stockholders	$12,263	$13,245	$36,603	$27,323

Basic weighted average shares outstanding	94,259,150	72,483,932	92,070,002	58,375,745
Basic net income per share	$0.13	$0.18	$0.39	$0.46

Diluted weighted average shares outstanding	95,039,832	77,612,949	92,959,708	73,021,273
Diluted net income per share	$0.13	$0.18	$0.39	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive (Loss)/Income
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$12,336	$14,106	$36,823	$33,399
Other comprehensive loss:
Unrealized gain (loss) on cash flow hedges	624	(2,010)	(44,267)	(5,784)
Cash flow hedge losses (gains) reclassified to interest expense	2,382	(94)	4,206	(193)
Total other comprehensive gain (loss)	3,006	(2,104)	(40,061)	(5,977)
Comprehensive income (loss)	15,342	12,002	(3,238)	27,422
Net income attributable to non-controlling interests	(73)	(861)	(220)	(6,076)
Adjustment for cash flow hedge (gains) losses attributable to non-controlling interests	(16)	15	242	975
Comprehensive (loss) income attributable to stockholders	$15,253	$11,156	$(3,216)	$22,321
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- controlling interests	Total Equity
Balance at December 31, 2019	83,761,151	$838	$1,223,043	$(27,482)	$(1,949)	$1,194,450	$7,663	$1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—	(187)	(1)	(188)
Common stock issuance	8,188,698	81	206,157	—	—	206,238	—	206,238
Costs related to issuance of common stock	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Unrealized losses on cash flow hedges	—	—	—	—	(38,201)	(38,201)	(231)	(38,432)
Cash flow hedge losses reclassified to interest expense	—	—	—	—	330	330	2	332
Share-based compensation expense	—	—	1,508	—	—	1,508	—	1,508
Dividends declared on common stock and OP Units	—	—	—	(21,168)	—	(21,168)	(127)	(21,295)
Net income	—	—	—	13,959	—	13,959	84	14,043
Balance at March 31, 2020	91,949,849	919	1,422,169	(34,878)	(39,820)	1,348,390	7,390	1,355,780
Common stock issuance	1,074,173	11	17,321	—	—	17,332	—	17,332
Costs related to issuance of common stock	—	—	(491)	—	—	(491)	—	(491)
Unrealized losses on cash flow hedges	—	—	—	—	(6,421)	(6,421)	(38)	(6,459)
Cash flow hedge losses reclassified to interest expense	—	—	—	—	1,483	1,483	9	1,492
Share-based compensation expense	—	—	1,829	—	—	1,829	—	1,829
Dividends declared on common stock and OP Units	—	—	—	(21,418)	—	(21,418)	(126)	(21,544)
Net income	—	—	—	10,381	—	10,381	63	10,444
Balance at June 30, 2020	93,024,022	930	1,440,828	(45,915)	(44,758)	1,351,085	7,298	1,358,383
Common stock issuance	11,647,549	117	219,471	—	—	219,588	—	219,588
Costs related to issuance of common stock	—	—	(8,694)	—	—	(8,694)	—	(8,694)
Unrealized gains on cash flow hedges	—	—	—	—	621	621	3	624
Cash flow hedge losses reclassified to interest expense	—	—	—	—	2,369	2,369	13	2,382
Share-based compensation expense	—	—	1,351	—	—	1,351	—	1,351
Dividends declared on common stock and OP Units	—	—	—	(24,115)	—	(24,115)	(127)	(24,242)
Net income	—	—	—	12,263	—	12,263	73	12,336
Balance at September 30, 2020	104,671,571	$1,047	$1,652,956	$(57,767)	$(41,768)	$1,554,468	$7,260	$1,561,728
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- controlling interests	Total Equity
Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$—	$562,179	$248,862	$811,041
Common stock issued	14,030,000	140	245,385	—	—	245,525	—	245,525
Costs related to issuance of common stock	—	—	(10,887)	—	—	(10,887)	—	(10,887)
Share-based compensation expense	46,368	—	1,007	—	—	1,007	—	1,007
Unit-based compensation expense	—	—	227	—	—	227	—	227
Dividends declared on common stock and OP Units	—	—	—	(12,143)	—	(12,143)	(4,002)	(16,145)
Net income	—	—	—	6,129	—	6,129	2,594	8,723
Balance at March 31, 2019	57,825,460	571	805,139	(13,673)	—	792,037	247,454	1,039,491
Unrealized losses on cash flow hedges	—	—	—	—	(2,838)	(2,838)	(935)	(3,773)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(74)	(74)	(25)	(99)
Share-based compensation expense	—	7	1,021	—	—	1,028	—	1,028
Unit-based compensation expense	—	—	216	—	—	216	—	216
Dividends declared on common stock and OP Units	—	—	—	(12,725)	—	(12,725)	(4,192)	(16,917)
Net income	—	—	—	7,951	—	7,951	2,620	10,571
Balance at June 30, 2019	57,825,460	578	806,376	(18,447)	(2,912)	785,595	244,922	1,030,517
Common stock issuances	3,344,805	33	74,967	—	—	75,000	—	75,000
Costs related to issuances of common stock	—	—	(1,607)	—	—	(1,607)	—	(1,607)
Conversion of equity in Secondary Offering	18,502,705	185	237,795	—	—	237,980	(237,980)	—
Unrealized losses on cash flow hedges	—	—	—	—	(1,996)	(1,996)	(14)	(2,010)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(93)	(93)	(1)	(94)
Share-based compensation expense		—	1,050	—	—	1,050	—	1,050
Unit-based compensation expense	—	—	1,719	—	—	1,719	—	1,719
Dividends declared on common stock and OP Units	—	—	—	(17,531)	—	(17,531)	(121)	(17,652)
Net income	—	—	—	13,245	—	13,245	861	14,106
Balance at September 30, 2019	79,672,970	$796	$1,120,300	$(22,733)	$(5,001)	$1,093,362	$7,667	$1,101,029
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$36,823	$33,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,442	30,367
Amortization of lease incentive	1,215	206
Amortization of above/below market leases and right of use assets, net	107	529
Amortization of deferred financing costs and other assets	1,907	2,174
Loss on repayment of secured borrowings	924	4,353
Provision for impairment of real estate	5,080	1,921
Provision for loan losses	531	—
Gain on dispositions of real estate, net	(3,971)	(8,237)
Straight-line rent receivable	(11,584)	(8,880)
Share and unit based compensation expense	4,699	5,216
Adjustment to rental revenue for tenant credit	2,631	25
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(12,598)	(1,649)
Accrued liabilities and other payables	2,562	1,487
Net cash provided by operating activities	68,768	60,911
Cash flows from investing activities:
Proceeds from sales of real estate, net	42,599	51,712
Principal collections on loans and direct financing lease receivables	207	4,689
Investments in loans receivable	(9,656)	(58,865)
Deposits for prospective real estate investments	(5,935)	(3,991)
Investment in real estate, including capital expenditures	(336,670)	(404,540)
Investment in construction in progress	(13,062)	(12,378)
Lease incentives paid	(10,209)	(2,038)
Net cash used in investing activities	(332,726)	(425,411)
Cash flows from financing activities:
Repayments of secured borrowings	(64,920)	(5,968)
Repurchase of secured borrowings	—	(201,400)
Principal received on repurchased secured borrowings	—	1,419
Borrowings under term loan facilities	180,000	200,000
Borrowings under revolving credit facility	69,000	278,000
Repayments under revolving credit facility	(115,000)	(157,000)
Proceeds from issuance of common stock, net	426,708	309,768
Deferred financing costs	—	(2,472)
Offering costs	(1,547)	(1,613)
Dividends paid	(62,233)	(46,251)
Net cash provided by financing activities	432,008	374,483
Net increase in cash and cash equivalents and restricted cash	168,050	9,983
Cash and cash equivalents and restricted cash, beginning of period	21,319	16,239
Cash and cash equivalents and restricted cash, end of period	$189,369	$26,222
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$183,765	$23,446
Restricted cash	5,604	2,776
Cash and cash equivalents and restricted cash, end of period	$189,369	$26,222
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Nine months ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$19,918	$22,763
Cash paid for income taxes	389	60

Non-cash operating, investing and financing activities:
Adjustment upon adoption of ASC 326	188	—
Reclassification from construction in progress upon project completion	17,951	3,474
Net settlement of proceeds on the purchase and sale of investments	—	4,960
Non-cash investments in real estate and loan receivable activity	—	9,176
Lease liabilities arising from the recognition of right of use assets	—	4,822
Unrealized losses on cash flow hedges	44,267	5,977
Conversion of equity in Secondary Offering	—	237,795
Payable and accrued offering costs	259	122
Discounts and fees on capital raised through issuance of common stock	16,159	10,758
Payable and accrued deferred financing costs	—	—
Dividends declared	24,242	17,652
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
September 30, 2020
1. Organization
Description of Business
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
The Company was organized on January 12, 2018 as a Maryland corporation. It elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2018, and it believes that its current organizational and operational status and intended distributions will allow it to continue to so qualify. Substantially all of the Company’s business is conducted directly and indirectly through its operating partnership, Essential Properties, L.P. (the “Operating Partnership”).
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant uncertainty and economic disruption, which is likely to persist, or increase, for a period of unknown duration. The pandemic has adversely affected the Company and its tenants, and the full extent to which it will adversely affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the duration and scope of the pandemic, and governmental and social responses thereto.
The Company is closely monitoring the impact of COVID-19 on all aspects of its business, including its portfolio and the creditworthiness of its tenants. As the pandemic intensified at the end of the first quarter of 2020, the Company adopted a more cautious investment strategy, as it placed an increased emphasis on liquidity, prudent balance sheet management and financial flexibility. In March 2020, the Company initiated steps to safeguard the health and safety of its employees, and transitioned all of its employees to a remote work environment. The Company successfully executed its business continuity plan, with all of its core financial, operational and telecommunication systems operating from a cloud-based environment with no disruption. More recently, the Company’s employees have been able to work in its headquarters, located in Princeton, New Jersey, on a schedule designed to promote appropriate social distancing and health and safety.
The Company has entered into deferral agreements with certain of its tenants, and during the three and nine months ended September 30, 2020, recognized $1.7 million and $11.4 million, respectively, of contractual base rent related to these agreements as a component of rental revenue in consolidated statements of operation. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer all or a portion of its rent for the second and third quarter of 2020, with all of the deferred rent to be paid to the Company pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in the Company's tenants’ ability to operate their businesses, or delays in the supply of products or services to the Company's tenants from vendors that they need to operate their businesses, caused by COVID-19 or otherwise, will cause the Company's tenants to be unable or unwilling to meet their contractual obligations to the Company, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this would increase if COVID-19 intensifies or persists for a prolonged period, or if the recession in the United States continues for a prolonged period or if there is an economic slowdown that further reduces consumer confidence and economic activity. To the extent COVID-19 causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of the Company's tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. These deferrals reduce the Company's cash flow from operations, reduce its cash available for distribution and adversely affect its ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to pay their deferred rent, the Company will not receive cash in the future in accordance with its expectations.

2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that has been filed with the SEC.
Reclassification
Certain amounts previously reported in the consolidated balance sheets have been reclassified to conform with the current period by presenting derivative liabilities separate from accrued liabilities and other payables.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2020 and December 31, 2019, the Company, directly or indirectly, held a 99.5% and 99.3% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Depreciation on real estate investments	$12,193	$9,372	$35,080	$25,655
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
Loans Receivable
The Company holds its loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any. The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. As of September 30, 2020, the Company had four leases which were accounted for as loans receivable and five mortgage loans held for long-term investment. As of December 31, 2019, the Company had two leases which were accounted for as loans receivable and four loans receivable for long-term investment.
Direct Financing Lease Receivables
Certain of the Company’s real estate investment transactions are accounted for as direct financing leases. The Company records the direct financing lease receivables at their net investment, determined as the aggregate minimum lease payments and the estimated non-guaranteed residual value of the leased property less unearned income. The unearned income is recognized over the term of the related lease so as to produce a constant rate of return on the net investment in the asset. The Company’s investment in direct financing lease receivables is reduced over the applicable lease term to its non-guaranteed residual value by the portion of rent allocated to the direct financing lease receivables. Subsequent to the adoption of ASC 842, Leases (“ASC 842”), existing direct financing lease receivables will continue to be accounted for in the same manner, unless the underlying contracts are modified. As of September 30, 2020 and December 31, 2019, the Company had six direct financing lease receivables.
If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance under ASC 326 – Credit Losses (“ASC 326”), ASC 310, Receivables (“ASC 310”) (prior to January 1, 2020 and ASC 840, Leases (“ASC 840”) (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable that the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 326, the impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current condition. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a property subject to a direct financing lease at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of September 30, 2020 and December 31, 2019, the Company determined that none of its direct financing lease receivables were impaired.

Allowance for Loan Losses
Prior to the adoption of ASC 326, the Company periodically evaluated the collectability of its loans receivable, including accrued interest, by analyzing the underlying property level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2019, the Company had no allowance for loan losses recorded in its consolidated financial statements.
On January 1, 2020, the Company adopted ASC 326 on a prospective basis. ASC 326 changed how the Company accounts for credit losses for all of the Company’s loans receivable and direct financing lease receivables. ASC 326 replaces the “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model.
Upon adoption of ASC 326, the Company recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netted against loans and direct financing lease receivables, net on the Company’s consolidated balance sheet.
Under ASC 326, the Company is required to re-evaluate the expected loss of its loans and direct financing lease receivable portfolio at each balance sheet date. During the three and nine months ended September 30, 2020, the Company recorded adjustments to its allowance for loan losses of approximately $14,000 and $0.5 million, respectively. Changes in the Company’s loan loss estimates are presented within provision for loan losses in the Company’s consolidated statements of operations.
In connection with the Company’s adoption of ASC 326 on January 1, 2020, the Company implemented a new process including the use of loan loss forecasting models. The Company has used the loan loss forecasting model for estimating expected lifetime credit losses, at the individual loan level, for its loan and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of asset and global assumptions.
The Company used a real estate loss estimate model (“RELEM”) which estimates losses on its loans and direct financing lease receivable portfolio, for purposes of calculating allowances for loan losses. The RELEM allows the Company to refine (on an ongoing basis) the expected loss estimate by incorporating loan specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. The Company specific loan-level inputs which include loan-to-stabilized-value “LTV” and debt service coverage ratio metrics, as well as principal balances, property type, location, coupon, origination year, term, subordination, expected repayment dates and future fundings. The Company categorizes the results by LTV range, which it considers the most significant indicator of credit quality for its loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
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
The Company's allowance for loan losses is adjusted to reflect the Company's estimation of the current and future economic conditions that impact the performance of the real estate assets securing its loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans and direct financing leases during their anticipated term.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Provision for impairment of real estate	$3,221	$—	$5,080	$1,921
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
As of September 30, 2020 and December 31, 2019, the Company had deposits of $183.8 million and $8.3 million, respectively, of which $183.5 million and $8.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of cash held with the trustee for the Company’s Master Trust Funding Program (as defined in Note 5—Long Term Debt). This restricted cash is used to make principal and interest payments on the Company’s secured borrowings, to pay trust expenses and to invest in future real estate investments which will be pledged as collateral under the Master Trust Funding Program. See Note 5—Long Term Debt for further discussion.
Adjustment to Rental Revenue
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
The Company recorded the following amounts as adjustments to rental revenue during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Adjustment to rental revenue	$168	$—	$5,673	$25

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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings. If the Company elects not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any change in the fair value of such derivative instruments would be recognized immediately as a gain or loss on derivative instruments in the consolidated statements of operations.
Fair Value Measurement
The Company estimates fair value of financial and non-financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•Level 1—Quoted prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

•Level 3—Unobservable inputs that reflect the Company’s own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
Revenue Recognition
The Company’s rental revenue is primarily rent received from tenants. Rent from tenants is recorded in accordance with the terms of each lease on a straight-line basis over the non-cancellable initial term of the lease from the later of the date of the commencement of the lease and the date of acquisition of the property subject to the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Because substantially all of the leases provide for rental increases at specified intervals, the Company records a straight-line rent receivable and recognizes revenue on a straight-line basis through the expiration of the non-cancelable term of the lease. The Company considers whether the collectability of rents is reasonably assured in determining the amount of straight-line rent to record.
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
The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Contingent rent	$99	$142	$356	$717
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of September 30, 2020 and December 31, 2019, the Company had capitalized a total of $66.7 million and $49.0 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of September 30, 2020 and December 31, 2019.
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
As of September 30, 2020 and December 31, 2019, the Company did not record any accruals for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and nine months ended September 30, 2020 and 2019, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued at September 30, 2020 or December 31, 2019. The 2019, 2018, 2017 and 2016 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Number of VIEs	8	7
Aggregate carrying value	$66,759	$60,500
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of September 30, 2020. and December 31, 2019. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of September 30, 2020. and December 31, 2019.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company adopted ASU 2017-12 while accounting for its initial interest rate swaps in 2019 (see Note 6—Derivatives). As the Company did not have other derivatives outstanding at time of adoption, no prior period adjustments were required. Pursuant to the provisions of ASU 2017-12, the Company is no longer required to separately measure and recognize hedge ineffectiveness. Instead, the Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848) (“ASU 2020-4”). ASU 2020-4 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-4 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to or less than the cash flows in the original lease. The Company made this election and accounts for rent deferrals by increasing its rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $1.7 million and $11.4 million of deferrals being recognized in rental revenues for the three and nine months ended September 30, 2020, respectively. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. The Company continues to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and records an adjustment to rental income for tenant credit for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, the Company reviewed all amounts recognized on a tenant-by-tenant basis for collectability.
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance.
3. Investments
The following table presents information about the Company’s real estate investment portfolio as of each date presented:

	September 30, 2020	December 31, 2019
Owned properties (1)	995	897
Properties securing investments in mortgage loans (2)	92	91
Ground lease interests (3)	9	12
Total number of investments	1,096	1,000
_____________________________________
(1)Includes 11 and 8 properties which are subject to leases accounted for as direct financing leases or loans as of September 30, 2020 and December 31, 2019, respectively.
(2)Properties secure five and six mortgage loans receivable as of September 30, 2020 and December 31, 2019, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of September 30, 2020 and December 31, 2019, respectively.

The following table presents information about the Company’s gross investment portfolio as of each date presented:

(in thousands)	September 30, 2020	December 31, 2019
Real estate investments, at cost	$2,209,908	$1,908,919
Loans and direct financing lease receivables, net	100,915	92,184
Real estate investments held for sale, net	9,582	1,211
Total gross investments	$2,320,405	$2,002,314
As of September 30, 2020 and December 31, 2019, 252 and 355 of these investments, comprising $358.1 million and $601.3 million, respectively, of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program. (See Note 5—Long Term Debt.)
Acquisitions in 2020 and 2019
The following table presents information about the Company’s acquisition activity during the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in thousands)	2020	2019
Ownership type	(1)	Fee Interest
Number of properties	123	205

Purchase Price Allocation
Land and improvements	$111,537	$145,889
Building and improvements	202,895	259,182
Construction in progress (2)	13,103	12,378
Intangible lease assets	4,470	11,896
Total Purchase Price	332,005	429,345

Intangible lease liabilities	(235)	(116)
Purchase price (including acquisition costs)	$331,770	$429,229
_____________________________________
(1)During the nine months ended September 30, 2020, the Company acquired the fee interest in 122 properties and acquired one property subject to a ground lease arrangement.
(2)Represents amounts incurred at and subsequent to acquisition and includes $0.2 million of capitalized interest expense as of September 30, 2020 and 2019.

During the nine months ended September 30, 2020, the Company did not have any investments that individually represented more than 5% of the Company’s total investment activity as of September 30, 2020 and 2019.

Gross Investment Activity
During the nine months ended September 30, 2020 and 2019, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2019	677	$1,394,549
Acquisitions of and additions to real estate investments (1)	205	433,208
Sales of investments in real estate	(28)	(51,568)
Relinquishment of properties at end of ground lease term	(2)	(471)
Provisions for impairment of real estate (2)		(1,921)
Investments in loans receivable	76	58,865
Principal collections on direct financing lease receivables	(11)	(13,865)
Other		(1,008)
Gross investments, September 30, 2019		1,817,789
Less: Accumulated depreciation and amortization (3)		(79,482)
Net investments, September 30, 2019	917	$1,738,307

Gross investments, January 1, 2020	1,000	$2,002,314
Acquisitions of and additions to real estate investments	123	360,676
Sales of investments in real estate	(27)	(42,406)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (4)		(5,080)
Investments in loans receivable	3	9,656
Principal collections on loans and direct financing lease receivables		(207)
Other		(2,617)
Gross investments, September 30, 2020		2,320,405
Less: Accumulated depreciation and amortization (3)		(124,489)
Net investments, September 30, 2020	1,096	$2,195,916
_____________________________________
(1)During the nine months ended September 30, 2019, the Company acquired ten properties that had secured two of its loans receivable for an aggregate purchase price of $11.8 million. This loan receivable had a carrying value of $9.2 million prior to our acquisition of the mortgaged properties.
(2)During the nine months ended September 30, 2019, the Company identified and recorded provisions for impairment at one vacant and five tenanted properties.
(3)Includes $103.1 million and $62.0 million of accumulated depreciation as of September 30, 2020 and 2019, respectively.
(4)During the nine months ended September 30, 2020, the Company identified and recorded provisions for impairment at eight vacant properties and six tenanted properties.
Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of September 30, 2020 and December 31, 2019, the Company had ten and seven loans receivable with an aggregate carrying amount of $99.2 million and $89.6 million, respectively. During the three and nine months ended September 30, 2020, the borrowers under these loans receivable paid $0.1 million in principal to the Company. The Company entered into three arrangements accounted for as loans receivable during the nine months ended September 30, 2020 with an aggregate carrying value of $8.6 million as of September 30, 2020. The maximum amount of loss due to credit risk is our current principal balance of $99.2 million.

During the nine months ended September 30, 2019, the Company entered into three loan receivable arrangements.
The Company’s loans receivable as of September 30, 2020 and December 31, 2019 are summarized as follows (dollar amounts in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
First Mortgage (2)(3)	I/O	2	8.80%	8.10%	2039	$12,000	$12,000
First Mortgage (3)	P+I	2	8.10%	8.10%	2059	6,120	5,125
First Mortgage (2)	I/O	2	8.53%	7.80%	2039	7,300	7,300
First Mortgage (2)	I/O	69	8.16%	7.70%	2034	28,000	28,000
First Mortgage (2)	I/O	18	8.05%	7.50%	2034	34,604	34,604
First Mortgage (2)	I/O	1	8.42%	7.70%	2040	5,300	—
Leasehold interest	P+I	2	10.69%	(4)	2039	1,435	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	1,123	1,164
Leasehold interest	P+I	1	2.41%	(5)	2034	1,665	—
Leasehold interest	P+I	1	4.97%	(5)	2038	1,616	—
Net investment			8.06%			$99,163	$89,628
_____________________________________
(1)I/O: Interest Only; P+I: Principal and Interest
(2)Loan requires monthly payments of interest only with a balloon payment due at maturity.
(3)Loan allows for prepayments in whole or in part without penalty.
(4)This leasehold interest is accounted for as a loan receivable, as the lease for two land parcels contains an option for the lessee to repurchase the leased parcels in 2024 or 2025.
(5)These leasehold interests are accounted for as loans receivable, as the leases for each property contain an option for the relevant lessee to repurchase the leased property in the future.
(6)These are leasehold interests that do not have a stated rate.
Scheduled principal payments due to be received under the Company’s loans receivable as of September 30, 2020 were as follows:

(in thousands)	Loans Receivable
October 1 - December 31, 2020	$47
2021	207
2022	220
2023	236
2024	252
Thereafter	98,201
Total	$99,163
As of September 30, 2020 and December 31, 2019, the Company had investments in six leases comprising $2.5 million and $2.6 million, respectively, which were accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Minimum lease payments receivable	$3,614	$3,866
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,412)	(1,581)
Net investment	$2,472	$2,555

Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of September 30, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Payments
October 1 - December 31, 2020	$85
2021	340
2022	345
2023	347
2024	289
Thereafter	2,208
Total	$3,614
Allowance for Loan Losses
As discussed in Note 2—Summary of Significant Accounting Policies, the Company utilizes a RELEM model which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of September 30, 2020, the Company recorded an allowance for loan losses of $0.7 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.
For the nine months ended September 30, 2020, the changes to allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at December 31, 2019	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses (1)	531
Write-offs charged	—
Recoveries	—
Balance at September 30, 2020	$719
_____________________________________
(1)The increase in expected credit losses is due to the changes in assumptions regarding current macroeconomic factors related to COVID-19.
The significant credit quality indicators for the Company’s loans and direct financing lease receivables measured at amortized cost, were as follows as of September 30, 2020:

	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Total Amortized Costs Basis
Credit Quality Indicator:
LTV <60%	$—	$28,000	$—	$—	$832	$28,832
LTV 60%-70%	—	34,604	—	—	1,100	35,704
LTV >70%	8,581	27,977	—	—	883	37,441
	$8,581	$90,581	$—	$—	$2,815	$101,977
Real Estate Investments Held for Sale
The Company periodically reviews its portfolio of real estate investments to evaluate tenant concentrations, assess tenant credit quality, consider tenant operation type (e.g., industry, sector or concept), analyze unit-level financial performance, assess local market conditions and lease rates, review the tenants associated indebtedness and evaluate asset location. Real estate investments held for sale are expected to be sold within twelve months.

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the nine months ended September 30, 2020 and 2019.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2018	—	$—	$—	$—
Transfers to held for sale classification	4	6,239	—	6,239
Sales	(4)	(6,239)	—	(6,239)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2019	—	$—	$—	$—

Held for sale balance, December 31, 2019	1	$1,211	$—	$1,211
Transfers to held for sale classification	2	9,582	—	9,582
Sales	(1)	(1,211)	—	(1,211)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2020	2	$9,582	$—	$9,582
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three and nine months ended September 30, 2020 or 2019 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
State	2020	2019	2020	2019
Texas	13.1%	11.9%	12.8%	12.2%
Georgia	10.6%	10.5%	10.5%	10.9%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	September 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$65,899	$17,438	$48,461	$64,828	$14,195	$50,633
Intangible market lease assets	12,583	4,136	8,447	14,094	4,228	9,866
Total intangible assets	$78,482	$21,574	$56,908	$78,922	$18,423	$60,499

Intangible market lease liabilities	$11,090	$2,501	$8,589	$12,054	$2,490	$9,564

The remaining weighted average amortization periods for the Company’s intangible assets and liabilities as of September 30, 2020, by category and in total, were as follows:

Years Remaining
In-place leases	10.2
Intangible market lease assets	14.0
Total intangible assets	10.8

Intangible market lease liabilities	17.5
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Amortization (accretion) of market lease intangibles, net (1)	$(490)	$302	$107	$746
Amortization of in-place leases (2)	1,692	1,739	5,219	4,622
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	91	—	304	—
_____________________________________
(1)Reflected within rental revenue.
(2)Reflected within depreciation and amortization expense.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-place Lease Assets
October 1 - December 31, 2020	$1,152
2021	2,992
2022	2,890
2023	2,782
2024	2,531
Thereafter	12,080
Total	$24,427
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Assets	Below Market Lease Assets	Net Adjustment to Rental Revenue
October 1 - December 31, 2020	$(257)	$410	$153
2021	(764)	490	(274)
2022	(763)	549	(214)
2023	(731)	464	(267)
2024	(698)	531	(167)
Thereafter	(5,520)	6,563	1,043
Total	$(8,733)	$9,007	$274

4. Leases
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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
October 1 - December 31, 2020	$40,449
2021	172,195
2022	174,745
2023	177,172
2024	178,071
Thereafter	2,079,866
Total	$2,822,498
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
The fixed and variable components of lease revenues for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Fixed lease revenues	$40,375	$34,758	$122,606	$96,687
Variable lease revenues (1)	171	474	939	1,990
Total lease revenues (2)	$40,546	$35,232	$123,545	$98,677
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of right of use (“ROU”) assets and lease liabilities related to these operating leases. The Company’s ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of September 30, 2020, the Company’s ROU assets and lease liabilities were $5.8 million and $8.2 million, respectively. As of December 31, 2019, the Company’s ROU assets and lease liabilities were $4.8 million and $7.5 million, respectively.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of September 30, 2020:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	22.6	21.9
Weighted average discount rate	6.57%	7.00%
Upon adoption of ASC 842 on January 1, 2019 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.
The following table sets forth the details of rent expense for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30
(in thousands)	2020	2019	2020	2019
Fixed rent expense - Ground Rent	$202	$219	$665	$683
Fixed rent expense - Office Rent	128	128	385	385
Variable rent expense	—	—	—	—
Total rent expense	$330	$347	$1,050	$1,068
As of September 30, 2020, under ASC 842, future lease payments due from the Company under office and equipment operating leases and the ground operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
October 1 - December 31, 2020	$127	$38	$185	$350
2021	511	151	744	1,406
2022	518	151	746	1,415
2023	525	131	419	1,075
2024	532	24	369	925
Thereafter	538	—	13,967	14,505
Total	$2,751	$495	$16,430	19,676
Present value discount				(11,431)
Lease liabilities				$8,245

The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of September 30, 2020 and December 31, 2019:

		Principal Outstanding		Weighted Average Interest Rate
(in thousands)	Maturity Date	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	1.4%	3.0%
November 2019 Term Loan	November 2026	430,000	250,000	1.7%	3.2%
Revolving credit facility	April 2023	—	46,000	—%	3.1%
Secured borrowings:
Series 2017-1 Notes	June 2047	174,182	239,102	4.2%	4.2%
Total principal outstanding		$804,182	$735,102	2.2%	3.5%
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of September 30, 2020:

(in thousands)	April 2019 Term Loan	November 2019 Term Loan	Revolving Credit Facility	Series 2017-1 Notes	Total
October 1 - December 31, 2020	$—	$—	$—	$989	$989
2021	—	—	—	4,084	4,084
2022	—	—	—	4,292	4,292
2023	—	—	—	4,512	4,512
2024	200,000	—	—	160,305	360,305
Thereafter	—	430,000	—	—	430,000
Total	$200,000	$430,000	$—	$174,182	$804,182
The Company was not in default of any provisions under any of its outstanding indebtedness as of September 30, 2020 or December 31, 2019.
Revolving Credit Facility and April 2019 Term Loan
On April 12, 2019, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with its group of lenders, amending and restating the terms of the Company’s previous $300 million revolving credit facility (the “2018 Credit Facility”) to increase the maximum aggregate initial original principal amount of the revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “April 2019 Term Loan”).
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
The Operating Partnership is required to pay revolving credit fees throughout the term of the Revolving Credit Agreement based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before the Company receives an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, the Company receives such a rating. The Operating Partnership was required to pay a ticking fee on the April 2019 Term Loan for the period from April 12, 2019 through May 14, 2019, the date the term loan was fully drawn. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200 million.
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
The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Facility as of September 30, 2020 and December 31, 2019.
The following table presents information about the Revolving Credit Facility and the 2018 Credit Facility in effect for the nine months ended September 30, 2020 and 2019:

(in thousands)	2020	2019
Balance on January 1,	$46,000	$34,000
Borrowings	69,000	278,000
Repayments	(115,000)	(157,000)
Balance on September 30,	$—	$155,000

The following table presents information about interest expense related to the Revolving Credit Facility:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$256	$1,111	$1,110	$2,125
Amortization of deferred financing costs	291	291	874	803
Total	$547	$1,402	$1,984	$2,928
Total deferred financing costs, net, of $2.8 million and $3.5 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Company had $400.0 million and $354.0 million of unused borrowing capacity related to the Revolving Credit Facility.
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
The November 2019 Term Loan is pre-payable at any time by the Operating Partnership (as borrower), provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2020,they are subject to a two percent prepayment premium, and if repaid thereafter but on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The Operating Partnership may not re-borrow amounts paid down on the November 2019 Term Loan. The Operating Partnership was required to pay a ticking fee on any undrawn portion of the November 2019 Term Loan for the period from November 26, 2019 through March 26, 2020, the date that the November 2019 Term Loan was fully drawn. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
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
The Company was in compliance with all financial covenants and was not in default of any other provisions under the November 2019 Term Loan as of September 30, 2020 and December 31, 2019.

The following table presents information about aggregate interest expense related to the April 2019 and November 2019 Term Loan Facilities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$2,620	$1,834	$9,109	$2,832
Amortization of deferred financing costs	178	47	534	89
Total	$2,798	$1,881	$9,643	$2,921
Total deferred financing costs, net, of $3.9 million and $4.4 million as of September 30, 2020 and December 31, 2019, respectively, related to the Term Loan Facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheet as of September 30, 2020.
The Company fixed the interest rates on its term loan facilities’ variable-rate debt through the use of interest rate swap agreements. See Note 6—Derivative and Hedging Activities for additional information.
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
Series 2016-1 Notes
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

In November 2019, the Company prepaid all $70.4 million of the then outstanding Series 2016-1 Notes (consisting of the remaining $53.2 million Class A Series 2016-1 Notes and $17.2 million Class B Series 2016-1 Notes) at par plus accrued interest pursuant to the terms of the agreements related to such securities.
Series 2017-1 Notes
In July 2017, the Company issued its second series of notes under the Master Trust Funding Program, consisting of $232.4 million of Class A Notes and $15.7 million of Class B Notes (together, the “Series 2017-1 Notes”). The Series 2017-1 Notes were issued by three SPEs formed to hold assets and issue the secured borrowings associated with the securitization.
The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of September 30, 2020. If the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The anticipated repayment date for the Series 2017-1 Notes is June 2024.
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
As of September 30, 2020 and December 31, 2019, the Company had notes with $174.2 million and $239.1 million, respectively, of combined principal outstanding through its Master Trust Funding Program.
The following table presents information about interest expense related to the Master Trust Funding Program:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense	$1,831	$3,804	$5,778	$13,299
Amortization of deferred financing costs	156	308	500	1,300
Total	$1,987	$4,112	$6,278	$14,599
Total deferred financing costs, net, of $2.3 million and $3.8 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
The Company recorded a $0.9 million of loss on repayment of secured borrowings related to the amortization of deferred financing costs on the $62.3 million voluntary prepayment of the Class A Series 2017-1 Notes during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, other than scheduled amortizing principal payments, the Company recorded a $4.3 million loss on the repurchase of a portion of the Class A Series 2016-1 Notes, which includes the write-off of unamortized deferred financing charges.
6. Derivative and Hedging Activities
The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s objectives in using interest rate derivatives are to provide stability in its interest costs and to manage its exposure to interest rate risks. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
These derivatives are designated and qualify as cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change in fair value is reflected as unrealized gain/loss on cash flow hedges in the supplemental disclosures of non-cash financing activities in the consolidated statement of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $9.8 million will be reclassified from other comprehensive income as an increase to interest expense. The Company does not have netting arrangements related to its interest rate swaps.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of September 30, 2020, there were no events of default related to the interest rate swaps.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

					Fair value of Asset/(Liability)
Derivatives Designated as Hedging Instruments (1)	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	September 30, 2020 (3)	December 31, 2019 (3)
Interest Rate Swap	2.06%	2019-05-14	2024-04-12	$100,000	$(6,693)	$(1,996)
Interest Rate Swap	2.06%	2019-05-14	2024-04-12	50,000	(3,347)	(999)
Interest Rate Swap	2.07%	2019-05-14	2024-04-12	50,000	(3,353)	(1,005)
Interest Rate Swap (4)	1.61%	2019-12-09	2026-11-26	175,000	(13,309)	758
Interest Rate Swap (4)	1.61%	2019-12-09	2026-11-26	50,000	(3,816)	210
Interest Rate Swap (4)	1.60%	2019-12-09	2026-11-26	25,000	(1,884)	127
Interest Rate Swap	1.36%	2020-07-09	2026-11-26	100,000	(6,158)	—
Interest Rate Swap	1.36%	2020-07-09	2026-11-26	80,000	(4,938)	—
				$630,000	$(43,498)	$(2,905)
_____________________________________
(1)All interest rate swaps have a 1 month LIBOR variable rate paid by the bank.
(2)Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(3)Derivatives in a liability position are included within derivative liabilities in the Company’s consolidated balance sheets totaling to $43.5 million and $4.0 million at September 30, 2020 and December 31, 2019, respectively.
(4)Derivatives in a net asset position are included within rent receivables, prepaid expenses and other assets, net in the Company’s consolidated balance sheets totaling to $1.1 million at December 31, 2019.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The following table presents amounts recorded to accumulated other comprehensive gain/loss related to derivative and hedging activities for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Accumulated other comprehensive gain (loss)	$3,006	$(2,104)	$(40,061)	$(5,977)
As of September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $45.2 million. As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.1 million. As of September 30, 2020, there were no derivatives in a net asset position. As of December 31, 2019, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million.
As of September 30, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $45.7 million and $3.1 million as of September 30, 2020 and December 31, 2019, respectively.
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
On September 22, 2020, the Company completed a follow-on offering of 10,120,000 shares its common stock, including 1,320,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $19.00 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $184.1 million.
At the Market Program
In June 2020, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $250 million (the “2020 ATM Program”). In connection with establishing the 2020 ATM Program, the Company terminated its prior at the market program, which it established in August 2019 (the “2019 ATM Program”). Pursuant to the 2019 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $200 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $184.4 million thereunder. As of September 30, 2020, the Company issued common stock with an aggregate gross sales price of $44.6 million under the 2020 ATM Program and could issue additional common stock with an aggregate gross sales price of up to $205.3 million under the 2020 ATM Program. The 2019 ATM Program has been terminated, and no additional stock can be issued thereunder. As the context requires, the 2020 ATM Program and the 2019 ATM Program are referred to herein as the “ATM Program."

The following table details information related to activity under the 2020 ATM Program and 2019 ATM Program for each period presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Shares of common stock sold	1,527,549	3,344,805	2,809,104	3,344,805
Weighted average sale price per share	$17.88	$22.42	$18.13	$22.42
Gross proceeds	$27,308	$75,000	$50,915	$75,000
Net proceeds	$26,864	$73,533	$49,887	$73,533
Dividends on Common Stock
During the nine months ended September 30, 2020 and 2019, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock		Total Dividend (in thousands)
September 4, 2020	September 30, 2020	October 15, 2020	$0.23		$24,115
June 11, 2020	June 30, 2020	July 15, 2020	0.23		21,419
March 18, 2020	March 31, 2020	April 15, 2020	0.23		21,168
September 6, 2019	September 30, 2019	October 15, 2019	0.22	.	17,531
June 7, 2019	June 28, 2019	July 15, 2019	0.22		12,725
March 7, 2019	March 29, 2019	April 16, 2019	0.21		12,143
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
Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company’s common stock. Concurrently, EPRT Holdings, one of the Selling Stockholders, distributed the remaining 553,847 OP Units it held to former members of EPRT Holdings (the “Non-controlling OP Unit Holders”). The Selling Stockholders, excluding the Non-controlling OP Unit Holders, thereafter sold all of the shares of common stock that they owned through the Secondary Offering and accordingly no longer owned shares of the Company’s common stock or held OP Units following the completion of the Secondary Offering.
As of September 30, 2020, the Company held 104,671,571 OP Units, representing a 99.5% interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.5% limited partner interest in the Operating Partnership. The OP Units held by EPRT Holdings and Eldridge prior to the completion of the Secondary Offering and the OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
A holder of OP Units has the right to distributions per unit equal to dividends per share paid on the Company’s common stock and has the right to redeem OP Units for cash or, at the Company’s election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. Distributions to OP Unit holders are declared and paid concurrently with the Company’s cash dividends to common stockholders. See Note 7—Equity for details.

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
The following table presents information about the Company’s restricted stock awards ("RSAs"), restricted stock units ("RSUs"), Class B Units and Class D Units during the nine months ended September 30, 2020 and 2019:

	Restricted Stock Awards		Restricted Stock Units		Class B Units	Class D Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2019	691,290	$13.68	—	$—	5,230	1,800
Granted	46,368	14.12	100,814	22.80	—	—
Vested	(244,957)	13.69	—	—	(5,230)	(1,800)
Forfeited	—	—	—	—
Unvested, September 30, 2019	492,701	$13.72	100,814	$22.80	—	—

Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80	—	—
Granted	3,658	15.68	259,488	25.14	—	—
Vested	(255,761)	13.73	(42,658)	21.00	—	—
Forfeited	—	—	(5,571)	—	—	—
Unvested, September 30, 2020	240,598	$13.74	312,073	$25.40	—	—
Restricted Stock Awards
In January 2019, an aggregate of 46,368 shares of unvested RSAs were issued to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plan. These RSAs vest over periods ranging from one year to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates. In June 2020, an additional 3,658 RSAs were issued to certain members of the Company's board of directors which vested immediately upon grant. The Company estimates the grant date fair value of RSAs granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the date of grant.
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Compensation cost recognized in general and administrative expense	$759	$838	$2,646	$2,584
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	55	108	221	373
Fair value of shares vested during the period	—	60	3,512	3,354
The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Total unrecognized compensation cost	$2,437	$5,026
Weighted average period over which compensation cost will be recognized (in years)	0.9	1.6

Restricted Stock Units
In January 2019 and 2020, the Company issued target grants of 119,085 and 84,684 performance-based RSUs, respectively, to the Company’s executive officers under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021 (for the 2019 grants) or December 31, 2022 (for the 2020 grants), divided by the average closing price for the 20-trading day period ended January 1, 2019 (for the 2019 grants) or January 1, 2020 (for the 2020 grants). The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions as of each grant date:

	January
	2020	2019
Volatility	20%	18%
Risk free rate	1.61%	2.57%
The remaining 25% of the performance-based RSUs issued in January 2019 and 2020 vest based on a subjective evaluation by the Compensation Committee of the Company’s board of directors of the individual recipient’s achievement of certain strategic objectives. In May 2020, the Compensation Committee evaluated and subjectively awarded 7,596 of these RSUs to a former executive officer of the Company, which vested immediately. During the nine months ended September 30, 2020, the Company recorded $0.1 million of compensation expense related to the subjective RSUs awarded to this former executive. As of September 30, 2020, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives for the remainder of the subjective awards. As such, the remainder of these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three and nine months ended September 30, 2020 and 2019.
In June 2019 and 2020, the Company issued 11,500 and 26,817 RSUs, respectively, to the Company’s independent directors. These awards vest in full on the earlier of one year from the grant date or the first annual meeting of stockholders that occurs after the grant date, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting date. The Company estimated the grant date fair value of these RSUs using the average market price of the Company’s common stock on the date of grant.
Additionally, in January, July and August 2020, the Company issued an aggregate of 71,607, 6,993 and 69,814 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Compensation cost recognized in general and administrative expense	$592	$212	$2,046	$502
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	40	2	82	5
Fair value of units vested during the period	—	—	896	—

The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Total unrecognized compensation cost	$5,759	$1,584
Weighted average period over which compensation cost will be recognized (in years)	2.6	2.4
Unit Based Compensation
Certain of the Company’s management, board of directors and other external parties held Class B and Class D units in EPRT Holdings which had been granted as equity awards prior to the Company's initial public offering ("the IPO"), which was completed in 2018.. Following the completion of the IPO and related formation transactions, the Class B and Class D unitholders continued to hold vested and unvested interests in EPRT Holdings and, indirectly, the OP Units of the Company’s Operating Partnership held by EPRT Holdings.
On July 22, 2019, in conjunction with the completion of the Secondary Offering, 3,520 previously unvested Class B units and 1,200 previously unvested Class D units in EPRT Holdings automatically vested in accordance with the terms of the grant agreements, which represented all of the remaining outstanding unvested Class B and Class D units. Due to this accelerated vesting, the Company recorded all remaining unrecognized compensation cost on the Class B and Class D units to general and administrative expenses in its consolidated statements of operations at the time of vesting. No Class B or Class D units remained outstanding as of September 30, 2020 and December 31, 2019.
The following table presents information about the Class B and Class D units for the periods presented:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Compensation cost recognized in general and administrative expense	$1,692	$2,130
Fair value of units vested during the period	1,565	2,283
10. Net Income Per Share
The Company computes net income per share pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted share units with a market-based or service-based vesting condition, where dilutive. The Operating Partnership Units ("OP Units") held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in thousands)	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$12,336	$14,106	$36,823	$33,399
Less: net income attributable to non-controlling interests	(73)	(861)	(220)	(6,076)
Less: net income allocated to unvested restricted common stock and RSUs	(95)	(110)	(302)	(377)
Net income available for common stockholders: basic	12,168	13,135	36,301	26,946
Net income attributable to non-controlling interests	73	861	220	6,076
Net income available for common stockholders: diluted	$12,241	$13,996	$36,521	$33,022

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	94,499,748	72,979,558	92,460,791	59,025,313
Less: weighted average number of shares of unvested restricted common stock	(240,598)	(495,626)	(390,789)	(649,568)
Weighted average shares outstanding used in basic net income per share	94,259,150	72,483,932	92,070,002	58,375,745
Effects of dilutive securities: (1)
OP Units	553,847	4,777,291	553,847	14,244,493
Unvested restricted common stock and RSUs	226,835	351,726	335,859	401,035
Weighted average shares outstanding used in diluted net income per share	95,039,832	77,612,949	92,959,708	73,021,273
_____________________________________
(1)For the three and nine months ended September 30, 2020, excludes the impact of 109,690 and 106,487 unvested restricted stock units as the effect would have been antidilutive.
11. Commitments and Contingencies
As of September 30, 2020, the Company has remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $19.5 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of September 30, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
401(k) matching contributions	$20	$21	$125	$111
Employment Agreements
The Company has employment agreements with its executive officers. These employment agreements have an initial term of four years based on the effective date of each respective agreement, with automatic one year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within rent receivables, prepaid expenses and other assets, dividends payable and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.
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
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of September 30, 2020 and December 31, 2019 approximate fair value.

The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy.
As of September 30, 2020, the Company’s secured borrowings had an aggregate carrying value of $174.2 million (excluding net deferred financing costs of $2.3 million) and an estimated fair value of $179.0 million. As of December 31, 2019, the Company’s secured borrowings had an aggregate carrying value of $239.1 million (excluding net deferred financing costs of $3.8 million) and an estimated fair value of $247.1 million.
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2020 and December 31, 2019, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of September 30, 2020 and December 31, 2019, the Company estimated the fair value of its interest rate swap contracts to be a $43.5 million liability and a $2.9 million net liability, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the date presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Non-financial assets:
Long-lived assets	$8,118	$—	$—	$—	$8,118

December 31, 2019
Non-financial assets:
Long-lived assets	$3,864	$—	$—	$—	$3,864
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

Quantitative information about Level 3 fair value measurements as of September 30, 2020 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Casual Dining - Thomasville, GA	$1,450	Sales comparison approach	Non-binding sales contract	$1,450
Vacant - Palm City, FL	1,200	Sales comparison approach	Non-binding sales contract	1,200
Vacant - Columbia, SC	675	Discounted cash flow approach	Terminal value: 8.0% Discount rate: 8.5%	675
Vacant - Waterloo, IA	285	Sales comparison approach	Non-binding sales contract	285
Vacant - Blaine, MN	988	Sales comparison approach	Binding sales contract	988
Quick Service - Waco, TX	900	Sales comparison approach	Non-binding sales contract	900
Convenience Stores - Wheatley, AR	400	Sales comparison approach	Non-binding sales contract	400
Convenience Stores - Atlanta, TX	1,235	Sales comparison approach	Non-binding sales contract	1,235
Casual Dining - Fond du Lac, WI	985	Sales comparison approach	Non-binding sales contract	985
13. Related-Party Transactions
During the nine months ended September 30, 2019, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the three and nine months ended September 30, 2019, which is included in general and administrative expense in the Company’s consolidated statements of operations. No services were provided to the Company during the three and nine months ended September 30, 2020.
In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. See Note 5—Long Term Debt for additional information.
14. Subsequent Events
The Company has evaluated all events and transactions that occurred after September 30, 2020 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Acquisition and Disposition Activity
Subsequent to September 30, 2020, the Company invested in 32 real estate properties for an aggregate purchase price (including acquisition-related costs) of $71.0 million and invested $3.5 million through new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.
Subsequent to September 30, 2020, the Company sold its investment in 8 real estate properties for an aggregate gross sales price of $17.1 million and incurred $0.6 million of disposition costs related to these transactions.

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
Special Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, many statements pertaining to our business and growth strategies, investment, financing and leasing activities, the ongoing impact of the COVID-19 pandemic on us and our tenants and various responses thereto, and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, are forward-looking. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately,” “plan,” and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). Moreover, the limitations associated with forward-looking statements have been exacerbated by the COVID-19 pandemic, which has introduced significant increased uncertainty into the overall business and economic environment. The following factors, among others, could cause actual results and future events to differ materially from those set expressed and implied by the forward-looking statements:
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
Because we operate in a highly competitive and rapidly changing environment, new risks emerge from time to time, and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those expressed or implied by any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. See “COVID-19 Pandemic Update” below for a discussion of the impact of the pandemic on our business, including operational changes we have implemented, performance indicators, such as rent collections through October 31, 2020, and factors that we anticipate will inform our future decisions and actions. The current operating environment continues to evolve rapidly and may differ significantly from region to region. Accordingly, it is difficult to predict the ongoing impact of the pandemic on our business and the actions we may take in response thereto. The extent of the impact that COVID-19 will have on our business going forward, including our financial condition, results of operations and cash flows is dependent on multiple factors, many of which are unknown. For additional information, see Item 1A. Risk Factors.
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
As of September 30, 2020, we had a portfolio of 1,096 properties (inclusive of two undeveloped land parcels and 92 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, concept, industry and geography, had annualized base rent of $167.7 million and was 99.4% occupied. "Annualized base rent” means annualized contractually specified cash base rent in effect on September 30, 2020 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Substantially all of our leases provide for periodic contractual rent escalations. As of September 30, 2020, leases contributing 99.2% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4%, with a weighted average annual escalation equal to 1.5% of base rent. As of September 30, 2020, leases contributing 94.1% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were “double net,” where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required on such leased properties in the future.
We also incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties though we do not expect these expenses to be significant. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform any significant ongoing leasing activities with respect to our properties. As of September 30, 2020, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), excluding renewal options that have not been exercised, with 3.6% of our annualized base rent attributable to leases expiring prior to January 1, 2025. Renewal options are exercisable at the option of our tenants upon expiration of the current base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.
As of September 30, 2020, 60.4% of our annualized base rent was attributable to master leases, where we have leased multiple properties to the tenant under a master lease. Since properties are generally leased under a master lease on an “all or none” basis, the structure prevents a tenant from “cherry picking” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.
COVID-19 Pandemic Update
COVID-19 has created significant uncertainty and economic disruption, which is likely to persist, or increase, for a period of unknown duration. The pandemic has adversely affected us and our tenants, and the full extent to which it will adversely affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the duration and scope of the pandemic, and governmental and social responses thereto. We continue to closely monitor the impact of COVID-19 on all aspects of our business, including our portfolio and the creditworthiness of our tenants. As the pandemic intensified at the end of the first quarter of 2020, we adopted a more cautious investment strategy, as we placed an increased emphasis on liquidity, prudent balance sheet management and financial flexibility. In March 2020, we initiated steps to safeguard the health and safety of our employees, and transitioned all of our employees to a remote work environment. We successfully executed our business continuity plan, with all of our core financial, operational and telecommunication systems operating from a cloud-based environment with no disruption. More recently, our employees have been able to work in our headquarters, located in Princeton, New Jersey, on a schedule designed to promote appropriate social distancing and health and safety.
The impact of the pandemic is rapidly evolving. It continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. The pandemic has adversely affected our tenants’ ability to meet their financial obligations to us (including the payment of rent and deferred rent), exposed us to increased risk of tenant default or bankruptcy, and impaired the value of certain of our properties. The pandemic has caused a large number of our tenants, to suspend or reduce their operations, which has adversely affected their ability to pay rent to us. As of October 31, 2020, we estimate that properties operated by tenants contributing approximately 99.0% of our annualized base rent as of September 30, 2020 were operating in a full or limited capacity and, as of such date, we granted tenant-requested rent deferrals relating to approximately $18.1 million of rent, representing 10.8% of our annualized base rent as of September 30, 2020. During the three months ended September 30, 2020, we collected substantially all of the $1.3 million in deferred rent we were owed from tenants where repayment was anticipated.
The adverse impacts of the pandemic and the responses designed to mitigate its effects (such as local, state, regional or national lockdowns or other limitations on business activities) have varied, and likely will continue to vary, by geography. It is possible that our properties and tenants located in certain areas will be more adversely affected than our properties and tenants located in other areas. While our properties are diversified by geography, we derive approximately 13.1%, 10.1%, 6.5%, 5.4%, 4.5%, 4.3% and 4.1% of our annualized base rent as of September 30, 2020 from Texas, Georgia, Florida, Arkansas, Arizona, Ohio and Alabama respectively. If the pandemic surges in these states or other areas from which we derive significant revenue, the adverse impact of the pandemic on us and our tenants would likely increase. Similarly, we derive approximately 13.3%, 8.6%, 4.8%, 3.7%, 2.5% and 1.3% of our annualized base rent as of September 30, 2020 from tenants operating in the following industries: early childhood education, restaurants (casual dining and family dining), health and fitness, entertainment, movie theaters and home furnishings. These industries have been particularly adversely affected by the pandemic, and it is possible that their ability to pay rent to us could be further impaired. See “Our Real Estate Investment Portfolio—Diversification by Industry” and “—Diversification by Geography,” below for additional information about our exposure to various states and industries.
The pandemic could cause our occupancy to decrease, which would lead to increased property-level expenses, as we would be obligated to pay costs (e.g., real estate taxes, maintenance costs and insurance) that would otherwise be paid by a tenant at a property subject to a triple-net lease. Additionally, while we recently have begun to accelerate our investment program, the pandemic has caused us to adopt a more cautious investment strategy, as we emphasize liquidity and financial flexibility, that has slowed our pace of external growth. Conditions in the bank lending and capital markets have been volatile and may deteriorate as a result of the pandemic, and our ability, and that of our tenants, to access capital may become constrained or eliminated, or the terms on which capital may be accessed may deteriorate significantly.
One of our main operating functions is our proactive asset management approach. Accordingly, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position, and, where appropriate, negotiate rent deferrals or other concessions. As noted above, as of October 31, 2020, we estimate that properties operated by tenants contributing approximately 99.0% of our annualized base rent as of September 30, 2020 were operating in a full or limited capacity. Through October 31, 2020, we received approximately 91.0% of contractual base rent that was due for October 2020 and, as of such date. we granted tenant-requested rent deferrals relating to approximately $18.1 million of rent, which represents 10.8% of our annualized base rent as of September 30, 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer all or a portion of its rent for the second and third quarter of 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent.
It is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses caused by COVID-19 or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals or other forms of rent relief, such as rent reductions. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent (including deferred rent). Therefore, information provided regarding October rent collections should not serve as an indication of expected future rent collections.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, geographic and industry variations in COVID-19’s impact and actions taken to contain COVID-19. The impact of COVID-19 on our tenants and properties will likely have a continuing adverse impact on us, particularly if tenants are unable to meet their rental payment obligations to us (including the payment of deferred rent), our vacancy rate increases or if we choose to grant further rent deferrals or other concessions.
Liquidity and Capital Resources
Substantially all of our cash from operations is generated by our investments in real estate and loans and direct financing lease receivables. As of September 30, 2020, we had $2.2 billion of net investments in our investment portfolio, consisting of investments in 1,096 properties (inclusive of two undeveloped land parcels and 92 properties which secure our investments in mortgage loans receivable), with annualized base rent of $167.7 million. As described above, due to COVID-19, we have deferred approximately $18.1 million of contractual base rent, which represents 10.8% of our annualized base rent as of September 30, 2020. While we expect to receive deferred rent in accordance with the terms of the deferral agreements that we have entered into with our tenants, these deferrals will have the effect of delaying our receipt of operating cash flow.
Our short-term liquidity requirements consist primarily of funds necessary to pay our operating expenses, including principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of servicing our portfolio and operating our business. Since our occupancy level is high and substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with the properties they lease from us, with the result being that we have limited property-level expense. When a property becomes vacant through a tenant default or expiration of the lease term with no tenant renewal or re-leasing, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or to sell the property. As of September 30, 2020, four of our property locations were vacant and not subject to a lease (excluding two undeveloped land parcels), which represents a 99.4% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations. COVID-19 has introduced significant business uncertainty, and it could result in increased vacancy throughout our portfolio. To the extent we see an increase in vacancy, it would cause us to incur increased property costs.
While COVID-19 has caused us to slow our investment pace, we intend to continue to grow our portfolio over the long term through additional real estate investments. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from those sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 32 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually specified interest or rent that generally increases in proportion with our funding. As of September 30, 2020, we had agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $66.7 million, and, as of the same date, we had funded $47.2 million of this commitment. We expect to fund the balance of such commitment by December 31, 2021.
Additionally, as of November 3, 2020, we were under contract to acquire 32 properties with an aggregate purchase price of $49.9 million, subject to completion of our due diligence procedures and customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future acquisitions, primarily with cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility.
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
An additional liquidity need is funding the distributions that we expect will be required for us to continue to qualify for taxation as a REIT. During the nine months ended September 30, 2020, our board of directors declared total cash distributions of $0.69 per share of common stock. Holders of OP Units issued by our Operating Partnership are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the nine months ended September 30, 2020, we paid $62.2 million of distributions to common stockholders and OP Unit holders, and, as of September 30, 2020, we recorded $24.2 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of September 30, 2020, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt through swap arrangements and our weighted average debt maturity was 5.0 years. As we grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program. Future sources of debt capital may also include term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, and may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall funding strategy. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at September 30, 2020, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments. However, the ultimate impact that COVID-19 will have on our financial condition and cash flows is uncertain and will vary depending on various factors, including the timing and manner in which operations resume at certain of our properties that have been closed or operating in reduced capacities due to the pandemic, potential future lockdowns or other measures implemented to mitigate the spread of COVID-19, the ability of tenants to pay deferred rent and the possibility that we may defer additional rent or grant additional rent concessions in the future.
Description of Certain Debt
The following table summarizes the Company's outstanding indebtedness as of September 30, 2020 and December 31, 2019:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	250,000	3.0%	3.1%
Revolving credit facility	April 2023	—	46,000	—%	3.1%
Secured borrowings:
Series 2017-1 Notes	June 2047	174,182	239,102	4.2%	4.2%
Total principal outstanding		$804,182	$735,102	3.3%	3.5%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.
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
Master Trust Funding Program
SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate gross principal balance of $174.2 million as of September 30, 2020. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties owned by the Master Trust Issuers and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).
Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), which were repaid in full in November 2019, and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $174.2 as of September 30, 2020. The Notes are the joint obligations of all Master Trust Issuers.
Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of September 30, 2020, we had pledged 252 properties, with a net investment amount of $358.1 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.
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
A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended September 30, 2020, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $4.7 million on cash collections of $8.1 million, which represents a debt service coverage ratio (as defined in the program documents) of 1.9 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.
The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of September 30, 2020.

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
An event of default will occur under the Master Trust Funding Program, if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in complying with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of September 30, 2020, we were in material compliance with all such covenants.
As of September 30, 2020, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for the remainder of 2020 are $1.0 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.
Cash Flows
Comparison of the nine months ended September 30, 2020 and 2019
As of September 30, 2020, we had $183.8 million of cash and cash equivalents and $5.6 million of restricted cash as compared to $23.4 million and $2.8 million, respectively, as of September 30, 2019.
Cash Flows for the nine months ended September 30, 2020
During the nine months ended September 30, 2020, net cash provided by operating activities was $68.8 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest income and the level of our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $78.8 million (net income of $36.8 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gain on dispositions of real estate, net, straight-line rent receivable, and equity-based compensation expense of $42.0 million) and the change in accrued liabilities and other payables of $2.6 million. These cash inflows were partially offset by the change in rent receivables, prepaid expenses and other assets of $12.6 million.
Net cash used in investing activities during the nine months ended September 30, 2020 was $332.7 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivables and direct financing leases, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $336.7 million to fund investments in real estate, including capital expenditures, $13.1 million to fund construction in progress, $9.7 million of investments in loans receivable, $5.9 million in deposits on prospective real estate investments and $10.2 million paid to tenants as lease incentives. These cash outflows were partially offset by $42.6 million of proceeds from sales of investments, net of disposition costs and $0.2 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $432.0 million during the nine months ended September 30, 2020 related to net cash inflows of $426.7 million from the issuance of common stock in a follow-on offering and through our ATM Program, $69.0 million of borrowings under the Revolving Credit Facility and $180.0 million of borrowings under the November 2019 Term Loan Facility. These cash inflows were partially offset by $64.9 million of repayments of secured borrowing principal, $115.0 million of repayments on the Revolving Credit

Facility, the payment of $62.2 million in dividends and $1.5 million of offering costs related to the follow-on offering and the ATM Program.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2020.
Contractual Obligations
The following table provides information with respect to our commitments as of September 30, 2020:

	Payment due by period
(in thousands)	Total	October 1 - December 31, 2020	2021 - 2022	2023 - 2024	Thereafter
Secured Borrowings—Principal	$174,182	$989	$8,376	$164,817	$—
Secured Borrowings—Fixed Interest (1)	26,192	1,821	14,194	10,177	—
Unsecured Term Loans (2)	630,000	—	—	200,000	430,000
Revolving Credit Facility (3)	—	—	—	—	—
Tenant Construction Financing and Reimbursement Obligations (4)	19,452	19,452	—	—	—
Operating Lease Obligations (5)	19,676	350	2,821	2,000	14,505
Total	$869,502	$22,612	$25,391	$376,994	$444,505
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
(5)Includes $16.4 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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
On January 1, 2020, we adopted ASC 326 on a prospective basis. ASC 326 changed how we account for credit losses for all of our loans receivable and direct financing lease receivables. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model. Upon adoption of ASC 326, we recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netted against loans and direct financing receivables on our consolidated balance sheet. Under ASC 326, we are required to re-evaluate the expected loss of our loans and direct financing lease receivable portfolio at each balance sheet date. As of September 30, 2020, we recorded an allowance for loan losses of $0.7 million. Changes in our allowance for loan losses are presented within provision for loan losses in our consolidated statements of operations.
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
During April 2020, the Financial Accounting Standards Board ("FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We made this election and account for rent deferrals by increasing our rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $1.7 million and $11.4 million of deferrals being recognized in rental revenues for the three and nine months ended September 30, 2020. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. We continue to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and record an adjustment to rental income for tenant credit for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, we reviewed all amounts recognized on a tenant-by-tenant basis for collectability.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance.
Our Real Estate Investment Portfolio
As of September 30, 2020, we had a portfolio of 1,096 properties, including two undeveloped land parcels, four vacant properties and 92 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $167.7 million. Our 214 tenants operate 300 different concepts in 16 industries across 43 states. None of our tenants represented more than 3.0% of our portfolio at September 30, 2020, and our top ten largest tenants represented 22.6% of our annualized base rent as of that date.
Diversification by Tenant
As of September 30, 2020, our top ten tenants included the following concepts: Captain D's, Cadence Academy, Mister Car Wash, EquipmentShare, Circle K, AMC, The Malvern School, Zaxby's, Driver's Edge, and R-Store. Our 1,087 leased properties are operated by our 214 tenants. The following table details information about our tenants and the related concepts as of September 30, 2020 (dollars in thousands):

Tenant(1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Captain D's, LLC	Captain D's	74	$5,094	3.0%
Cadence Education, LLC	Cadence Academy	23	4,749	2.8%
Car Wash Partners Inc.	Mister Car Wash	13	4,305	2.6%
Equipmentshare.com Inc.	EquipmentShare	14	4,100	2.4%
Mac's Convenience Stores, LLC (3)	Circle K	34	3,686	2.2%
American Multi-Cinema, Inc (4)	AMC	5	3,535	2.1%
Malvern School Properties, LP	The Malvern School	13	3,208	1.9%
1788 Chicken, LLC	Zaxby's	20	3,140	1.9%
GB Auto Service, Inc.	Driver's Edge	14	3,112	1.9%
GPM Investments, LLC (5)	R-Store	26	2,999	1.8%
Top 10 Subtotal		236	37,928	22.6%
Other		851	129,822	77.4%
Total/Weighted Average		1,087	$167,750	100.0%
_____________________________________
(1)Represents tenant or guarantor.
(2)Excludes two undeveloped land parcels and seven vacant properties.
(3)Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
(4)Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
(5)Includes one property leased to a subsidiary of GPM investments, LLC.

As of September 30, 2020, our five largest tenants, who contributed 13.0% of our annualized base rent, had a rent coverage ratio of 3.9x and our ten largest tenants, who contributed 22.6% of our annualized base rent, had a rent coverage ratio of 3.1x.
As of September 30, 2020, 94.1% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Diversification by Concept
Our tenants operate their businesses across 300 concepts. The following table details those concepts as of September 30, 2020 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)
Captain D's	Service	$5,939	3.5%	83	215,022
Mister Car Wash	Service	4,305	2.6	13	54,621
EquipmentShare	Service	4,100	2.4	14	250,153
Circle K	Service	4,025	2.4	36	139,799
AMC	Experience	3,535	2.1	5	240,672
Zaxby's	Service	3,353	2.0	21	72,986
The Malvern School	Service	3,208	1.9	13	149,781
Vasa Fitness	Experience	2,948	1.8	5	258,085
R-Store	Service	2,854	1.7	25	105,703
Ladybird Academy	Service	2,833	1.7	7	89,495
Top 10 Subtotal		37,100	22.1	222	1,576,317
Other		130,650	77.9	865	7,221,399
Total		$167,750	100.0%	1,087	8,797,716
_____________________________________
(1)Excludes two undeveloped land parcels and seven vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of September 30, 2020 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Quick Service	Service	$23,609	14.1%	313	827,997	$28.66
Car Washes	Service	22,344	13.3	92	429,125	50.67
Early Childhood Education	Service	22,317	13.3	97	1,027,600	21.38
Medical / Dental	Service	18,004	10.7	104	664,115	26.23
Convenience Stores	Service	16,483	9.8	142	576,428	28.60
Automotive Service	Service	12,414	7.4	93	622,326	19.95
Casual Dining	Service	8,584	5.1	57	348,219	24.65
Other Services	Service	7,042	4.2	33	422,068	16.69
Family Dining	Service	5,922	3.5	40	232,723	27.16
Pet Care Services	Service	5,459	3.3	33	262,938	20.76
Service Subtotal		142,178	84.8	1,004	5,413,539	26.07
Health and Fitness	Experience	8,133	4.8	22	758,714	10.72
Entertainment	Experience	6,250	3.7	18	647,483	10.25
Movie Theatres	Experience	4,166	2.5	6	293,206	14.21
Experience Subtotal		18,549	11.1	46	1,699,403	11.16
Home Furnishings	Retail	2,225	1.3	7	383,415	5.80
Grocery	Retail	2,048	1.2	11	404,403	5.06
Retail Subtotal		4,273	2.5	18	787,818	5.42
Building Materials	Industrial	2,750	1.6	19	896,956	3.07
Total		$167,750	100.0%	1,087	8,797,716	$19.01
_____________________________________
(1)Excludes two undeveloped land parcels and seven vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 1,096 property locations are spread across 43 states. The following table details the geographical locations of our properties as of September 30, 2020 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$22,053	13.1%	131	1,117,362
Georgia	16,939	10.1	109	620,463
Florida	10,867	6.5	55	510,359
Arkansas	9,037	5.4	68	335,475
Arizona	7,549	4.5	33	274,159
Ohio	7,224	4.3	57	565,728
Alabama	6,813	4.1	48	450,216
Wisconsin	6,331	3.8	38	258,723
Minnesota	5,331	3.2	31	442,872
Tennessee	5,298	3.2	45	219,027
Michigan	5,083	3.0	43	465,997
Pennsylvania	4,782	2.9	30	249,775
North Carolina	4,678	2.8	22	301,815
Colorado	4,427	2.6	23	216,499
Oklahoma	4,155	2.5	20	302,873
South Carolina	3,724	2.2	27	253,137
New York	3,695	2.2	33	119,031
Illinois	3,504	2.1	21	166,472
Missouri	3,088	1.8	24	329,957
New Mexico	3,015	1.8	19	113,697
Kentucky	2,919	1.7	26	150,592
Iowa	2,857	1.7	21	121,018
Mississippi	2,840	1.7	27	111,712
Indiana	2,542	1.5	22	120,618
Maryland	1,921	1.1	8	68,324
South Dakota	1,702	1.0	7	41,472
New Jersey	1,693	1.0	10	72,923
Kansas	1,687	1.0	7	102,545
Louisiana	1,622	1.0	10	77,040
Washington	1,522	0.9	10	77,293
Massachusetts	1,340	0.8	14	286,831
Virginia	1,187	0.7	7	54,130
Connecticut	1,175	0.7	6	51,551
Oregon	1,076	0.6	6	124,931
Utah	922	0.5	2	67,659
West Virginia	894	0.5	17	73,101
Nebraska	543	0.3	7	17,776
Wyoming	425	0.3	2	14,001
California	391	0.2	3	30,870
Idaho	383	0.2	1	35,433
Nevada	226	0.1	1	34,777
Alaska	150	0.1	2	6,630
New Hampshire	140	0.1	3	9,914
Total	$167,750	100.0%	1,096	9,064,778

Lease Expirations
As of September 30, 2020, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), with only 3.6% of our annualized base rent attributable to leases expiring prior to January 1, 2025. The following table sets forth our lease expirations for leases in place as of September 30, 2020 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2020	$90	0.1%	1	1.92x
2021	139	0.1	2	3.45x
2022	298	0.2	2	3.84x
2023	746	0.4	9	3.41x
2024	4,648	2.8	46	4.47x
2025	1,648	1.0	14	3.08x
2026	2,355	1.4	14	2.25x
2027	4,649	2.8	30	2.85x
2028	3,962	2.4	14	2.03x
2029	5,026	3.0	70	4.36x
2030	3,927	2.3	46	3.97x
2031	8,530	5.1	47	2.78x
2032	10,891	6.5	55	3.71x
2033	7,123	4.2	27	2.22x
2034	28,906	17.2	211	3.24x
2035	12,438	7.4	84	2.33x
2036	2,403	1.4	20	1.57x
2037	6,953	4.1	42	4.14x
2038	12,908	7.7	85	2.19x
2039	26,246	15.6	155	2.60x
Thereafter	23,864	14.3	113	1.93x
Total/Weighted Average	$167,750	100.0%	1,087	2.80x
_____________________________________
(1)Expiration year of contracts in place as of September 30, 2020, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes two undeveloped land parcels and seven vacant properties.
(3)Weighted by annualized base rent.

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended September 30, 2020 and 2019

	Three months ended September 30,
(dollar amounts in thousands)	2020	2019	Change	%
Revenues:
Rental revenue	$40,799	$34,958	$5,841	16.7%
Interest on loans and direct financing lease receivables	2,054	940	1,114	118.5%
Other revenue, net	56	393	(337)	(85.8)%
Total revenues	42,909	36,291	6,618

Expenses:
Interest	7,651	7,207	444	6.2%
General and administrative	5,917	7,530	(1,613)	(21.4)%
Property expenses	810	442	368	83.3%
Depreciation and amortization	13,966	11,141	2,825	25.4%
Provision for impairment of real estate	3,221	—	3,221	—
Provision for loan losses	14	—	14	—
Total expenses	31,579	26,320	5,259
Other operating income:
Gain on dispositions of real estate, net	1,003	4,087	(3,084)	(75.5)%
Income from operations	12,333	14,058	(1,725)
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings	—	—	—	—
Interest income	58	114	(56)	(49.1)%
Income before income tax expense	12,391	14,172	(1,781)
Income tax expense	55	66	(11)	(16.7)%
Net income	12,336	14,106	(1,770)
Net income attributable to non-controlling interests	(73)	(861)	(788)	(91.5)%
Net income attributable to stockholders	$12,263	$13,245	$(982)
Rental revenue. Rental revenue increased by $5.8 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 917 properties, representing $1.7 billion in net investments in real estate, as of September 30, 2019 to 1,096 properties, representing $2.2 billion in net investments in real estate, as of September 30, 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2020 from acquisitions that were made during 2019 and 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth. During the three months ended September 30, 2020 and 2019, the Company recognized $0.2 million of reductions of rental revenue for tenant credit.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $1.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to additional investments in loans receivable during 2019 and 2020, which led to a higher average daily balance of loans receivable outstanding during the three months ended September 30, 2020.

Other revenue. Other revenue decreased by $0.3 million during the three months ended September 30, 2020 as compared to three months ended September 30, 2019, primarily due to the receipt of lease termination fees from former tenants during the three months ended September 30, 2019.
Interest expense. Interest expense increased by $0.4 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. There was an increase in interest expense of $2.4 million caused by our entering into new interest rate swap agreements and unfavorable changes in the fixed rates paid on these agreements compared to floating rates. Additional interest expense increases were caused by us having $430.0 million outstanding under the November 2019 Term Loan during the three months ended September 30, 2020 after entering into this term loan agreement in the fourth quarter of 2019. These increases were partially offset by the repayment of Master Trust Funding notes which resulted in a decrease of $1.5 million in interest expense for the three months ended September 30, 2020.
General and administrative expenses. General and administrative expenses decreased $1.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease in general and administrative expenses was primarily related to a decrease in equity-based compensation expense, and a decrease in third party servicing fees, during the three months ended September 30, 2020.
Property expenses. Property expenses increased by approximately $0.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase in property expenses was primarily due to increases in ground rent expense during the three months ended September 30, 2020.
Depreciation and amortization expense. Depreciation and amortization expense increased by $2.8 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio three months ended September 30, 2020
Provision for impairment of real estate. Impairment charges on real estate investments were $3.2 million for the three months ended September 30, 2020 and no impairment changes were recorded for the three months ended September 30, 2019.  During the three months ended September 30, 2020, we recorded a provision for impairment of real estate at nine of our real estate investments and no impairment was recorded for the three months ended September 30, 2019. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Provision for loan losses. Provision for loan losses of approximately $14,000 was recorded for the three months ended September 30, 2020. This provision is related to the changes in our loan loss reserve subsequent to the adoption of ASC Topic 326 – Credit Losses. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date.
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $3.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. We disposed of 14 real estate properties during the three months ended September 30, 2020, compared to our disposition of 11 real estate properties during the three months ended September 30, 2019.
Loss on repayment and repurchase of secured borrowings. There was no loss on repurchase of secured borrowings recorded during the three months ended September 30, 2020 and 2019.
Interest income. Interest income decreased by $0.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in interest income was primarily due to lower interest rates during the three months ended September 30, 2020.
Income tax expense. Income tax expense decreased by approximately $11,000 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
Comparison of the nine months ended September 30, 2020 and 2019

	Nine months ended September 30,
(dollar amounts in thousands)	2020	2019	Change	%
Revenues:
Rental revenue	$116,806	$97,842	$18,964	19.4%
Interest income on loans and direct financing lease receivables	6,030	1,669	4,361	261.3%
Other revenue, net	64	641	(577)	(90.0)%
Total revenues	122,900	100,152	22,748

Expenses:
Interest	21,887	20,074	1,813	9.0%
General and administrative	19,706	16,455	3,251	19.8%
Property expenses	1,755	2,334	(579)	(24.8)%
Depreciation and amortization	40,442	30,367	10,075	33.2%
Provision for impairment of real estate	5,080	1,921	3,159	164.4%
Provision for loan losses	531	—	531	—
Total expenses	89,401	71,151	18,250
Other operating income:
Gain on dispositions of real estate, net	3,971	8,237	(4,266)	(51.8)%
Income from operations	37,470	37,238	232
Other (Expense)/income:
Loss on repayment and repurchase of secured borrowings	(924)	(4,353)	3,429	78.8%
Interest income	433	723	(290)	(40.1)%
Income (loss) before income tax expense (benefit)	36,979	33,608	3,371
Income tax expense (benefit)	156	209	(53)	(25.4)%
Net income	36,823	33,399	3,424
Net income attributable to non-controlling interests	(220)	(6,076)	(5,856)	(96.4)%
Net income attributable to stockholders	$36,603	$27,323	$9,280
Rental revenue. Rental revenue increased by $19.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in revenues period over period was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 917 properties, representing $1.7 billion in net investments in real estate, as of September 30, 2019 to 1,096 properties, representing $2.2 billion in net investments in real estate, as of September 30, 2020. Our real estate investments were made throughout the periods presented and were not all outstanding for the entire period; accordingly, a significant portion of the increase in revenues between periods is related to recognizing revenue in 2020 from acquisitions that were made during 2019 and 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our lease contracts; these rent increases can provide a strong source of revenue growth. This revenue growth was partially offset by reductions of rental revenue for tenant credit. During the nine months ended September 30, 2020 and 2019, the Company recognized reductions of $5.7 million and approximately $25,000 in rental revenue for tenant credit, respectively.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $4.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to additional investments in loans receivable during 2019 and

2020, which led to a higher average daily balance of loans receivable outstanding during the nine months ended September 30, 2020.
Other revenue. Other revenue decreased $0.6 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the receipt of lease termination fees from former tenants during the nine months ended September 30, 2019.
Interest expense. Interest expense increased by $1.8 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase is due to additional borrowings outstanding under the April 2019 Term Loan and November 2019 Term Loan, which resulted in additional cash interest expense of $4.6 million during for the nine months ended September 30, 2020. Additionally, there was an increase of $4.0 million due to our interest expense related to our interest rate swaps. These increases were partially offset by decreases due to the repayment of Master Trust Funding notes, which resulted in a $6.9 million decrease in cash interest expense during the nine months ended September 30, 2020.
General and administrative expenses. General and administrative expenses increased $3.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase in general and administrative expenses was primarily related to operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees, and directors’ fees, as well as one time severance costs.
Property expenses. Property expenses decreased by approximately $0.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in property expenses was primarily due to a decrease in personal property expenses.
Depreciation and amortization expense. Depreciation and amortization expense increased by $10.1 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the nine months ended September 30, 2020.
Provision for impairment of real estate. Impairment charges on real estate investments were $5.1 million and $1.9 million for the nine months ended September 30, 2020, and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we recorded a provision for impairment of real estate at fourteen and six of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Provision for loan losses. Provision for loan losses of $0.5 million was recorded for the nine months ended September 30, 2020. This provision is related to the changes in our loan loss reserve subsequent to the adoption of ASC 326. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date.
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $4.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. We disposed of 27 and 30 real estate properties during the nine months ended September 30, 2020 and 2019.
Loss on repayment and repurchase of secured borrowings. Our loss on repayment and repurchase of secured borrowings during the nine months ended September 30, 2019 of $4.4 million was related to the repurchase of Class A Series 2016-1 Notes during the nine months ended September 30, 2019, which was accounted for as a debt extinguishment. During the nine months ended September 30, 2020, we recorded a $0.9 million loss on repayment and repurchase of secured borrowings due to the write-off deferred financing costs related to the partial repayment of the Series 2017-1 Notes in February 2020.
Interest income. Interest income decreased by $0.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts and higher interest rates during the nine months ended September 30, 2019

Income tax expense. Income tax expense decreased by approximately $53,000 for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$12,336	$14,106	$36,823	$33,399
Depreciation and amortization of real estate	13,903	11,117	40,330	30,295
Provision for impairment of real estate	3,221	—	5,080	1,921
Gain on dispositions of real estate, net	(1,003)	(4,087)	(3,971)	(8,237)
FFO attributable to stockholders and non-controlling interests	28,457	21,136	78,262	57,378
Other non-recurring expenses (1)	116	2,748	2,252	7,101
Core FFO attributable to stockholders and non-controlling interests	28,573	23,884	80,514	64,479
Adjustments:
Straight-line rental revenue, net	(3,960)	(2,982)	(9,321)	(8,879)
Non-cash interest	764	610	1,535	2,135
Non-cash compensation expense	1,351	1,051	4,041	3,524
Other amortization expense	(335)	294	1,018	735
Other non-cash charges	14	2	530	8
Capitalized interest expense	(63)	(95)	(223)	(165)
Transaction costs	3	—	112	—
AFFO attributable to stockholders and non-controlling interests	$26,347	$22,764	$78,206	$61,837
_____________________________________
(1)Includes non-recurring expenses of approximately $39,000 related to reimbursement of executive relocation costs during the three and nine months ended September 30, 2020, $1.1 million for severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers during the nine months ended September 30, 2020, $0.1 million and $0.2 million, respectively, of non-recurring recruiting costs during the three and nine months ended September 30, 2020, and our $0.9 million loss on repayment of secured borrowings during the nine months ended September 30, 2020.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$12,336	$14,106	$36,823	$33,399
Interest expense	7,651	7,207	21,887	20,074
Depreciation and amortization	13,966	11,141	40,442	30,367
Interest income	(58)	(114)	(433)	(723)
Income tax expense	55	66	156	209
EBITDA attributable to stockholders and non-controlling interests	33,950	32,406	98,875	83,326
Provision for impairment of real estate	3,221	—	5,080	1,921
Gain on dispositions of real estate, net	(1,003)	(4,087)	(3,971)	(8,237)
EBITDAre attributable to stockholders and non-controlling interests	$36,168	$28,319	$99,984	$77,010
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended September 30, 2020:

(in thousands)	Three months ended September 30, 2020
Net income	$12,336
Interest expense	7,651
Depreciation and amortization	13,966
Interest income	(58)
Income tax expense	55
EBITDA attributable to stockholders and non-controlling interests	33,950
Provision for impairment of real estate	3,221
Gain on dispositions of real estate, net	(1,003)
EBITDAre attributable to stockholders and non-controlling interests	36,168
Adjustment for current quarter investment and disposition activity (1)	2,407
Adjustment to exclude other non-recurring activity (2)	(47)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$38,528

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$154,112
_____________________________________
(1)Adjustment assumes all investments in and dispositions of real estate made during the three months ended September 30, 2020 had occurred on July 1, 2020.
(2)Adjustment is made to exclude non-core expenses added back to compute Core FFO and our provision for loan losses, offset by rent collected from tenants which had been written off in prior periods.

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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt as of the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Secured borrowings, net of deferred financing costs	$171,840	$235,336
Unsecured term loans, net of deferred financing costs	626,119	445,586
Revolving credit facility	—	46,000
Total debt	797,959	726,922
Deferred financing costs, net	6,223	8,181
Gross debt	804,182	735,103
Cash and cash equivalents	(183,765)	(8,304)
Restricted cash deposits held for the benefit of lenders	(3,906)	(13,015)
Net debt	$616,511	$713,784
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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$12,336	$14,106	$36,823	$33,399
Interest Expense	7,651	7,207	21,887	20,074
General and administrative expense	5,917	7,530	19,706	16,455
Depreciation and amortization	13,966	11,141	40,442	30,367
Provision for impairment of real estate	3,221	—	5,080	1,921
Provision for loan losses	14	—	531	—
Gain on dispositions of real estate, net	(1,003)	(4,087)	(3,971)	(8,237)
Loss on repayment and repurchase of secured borrowings	—	—	924	4,353
Interest income	(58)	(114)	(433)	(723)
Income tax expense	55	66	156	209
NOI attributable to stockholders and non-controlling interests	42,099	35,849	121,145	97,818
Straight-line rental revenue, net	(3,960)	(2,982)	(9,321)	(8,879)
Other amortization expense	(335)	292	1,018	736
Cash NOI attributable to stockholders and non-controlling interests	$37,804	$33,159	$112,842	$89,675
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
The following table summarizes the Company's outstanding indebtedness as of September 30, 2020 and December 31, 2019:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	250,000	3.0%	3.1%
Revolving credit facility	April 2023	—	46,000	—%	3.1%
Secured borrowings:
Series 2017-1 Notes	June 2047	174,182	239,102	4.2%	4.2%
Total principal outstanding		$804,182	$735,102	3.3%	3.5%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.
We have fixed the interest rates on the term loan facilities’ variable-rates through the use of interest rate swap agreements. At September 30, 2020, our aggregate liability in the event of the early termination of our swaps was $45.7 million. At September 30, 2020, a 100-basis point increase of the interest rates on these facilities would increase our related interest costs by $0.5 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $0.5 million per year.

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
The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of recession and/or global economic slowdown with no known duration. At September 30, 2020, our portfolio had the following concentrations of property types with heightened risk due to closures or reduced operations as a result of the COVID-19 pandemic, based on the percentage of our annualized base rent as of that date:
•13.3% early childhood education;
•8.6% casual dining and family dining restaurants;
•6.2% entertainment outlets and movie theaters;
•4.8% health and fitness; and
•1.3% home furnishings.
There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent, including deferred rent.
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of September 30, 2020:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$174,182	$179,037
_____________________________________
(1)Excludes net deferred financing costs of $2.3 million.
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
The COVID-19 pandemic is materially and adversely impacting our business. Due to this pandemic, at various points in time, a large number of our properties have been closed or operating in a reduced capacity, which has adversely affected our tenants and caused us to defer a significant amount of rent. Additionally, the pandemic has severely disrupted the capital markets, and access to equity and debt capital has generally become more expensive and more difficult to obtain. An intensification of the COVID-19 pandemic, its resurgence in regions where we have a significant number of properties, its disproportionate impact on certain industries or its persistence for a prolonged period of time, a lengthy recession or an extended period of reduced economic activity, or a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, would increase the pandemic’s adverse impact on our business and could further affect our financial condition, liquidity, results of operations, prospects, access to and costs of capital, and our ability to service our debt and pay dividends.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The impact of the pandemic continues to rapidly evolve, and many states and cities, including many of those where we own properties, have instituted or may reinstitute lockdowns, quarantines, restrictions on travel, “shelter in place” rules, school closures and/or restrictions on the types of businesses that may continue to operate or limitations on certain business operations. These actions and the resulting decline in economic activity and consumer confidence have severely impaired the ability of many of our tenants to operate their businesses and meet their obligations to us, including rental payment obligations. It is unclear how long these restrictions will remain in place, whether they will be lifted partially over time or if they will be reinstituted in whole or in part in response to future surges or waves of the pandemic.
As of September 30, 2020, approximately 34.2% of our annualized base rent was attributable to tenants operating in the following industries: early childhood education, restaurants (casual dining and family dining), health and fitness, entertainment and movie theaters and home furnishings, which have been particularly adversely affected by the pandemic. These types of businesses have been severely affected by the COVID-19 pandemic, principally due to store closures or limitations on operations (which may be government-mandated or voluntary) and reduced economic activity. As of October 31, 2020, we estimate that properties operated by tenants contributing approximately 99.0% of our annualized base rent as of September 30, 2020 were operating in a full or limited capacity. Additionally, the adverse impacts of the pandemic and the responses thereto have varied, and likely will, continue to vary by geography, and it is possible that our properties and tenants located in certain areas will be more adversely affected than our properties and tenants located in other areas. We derive approximately 13.1%, 10.1%, 6.5%, 5.4% , 4.5%, 4.3% and 4.1% of our annualized base rent as of September 30, 2020 from Texas, Georgia, Florida, Arkansas, Arizona, Ohio and Alabama, respectively. If the pandemic surges in these states or other areas from which we derive significant revenue, the adverse impact of the pandemic on us and our tenants would likely increase.
Many of our tenants have requested rent deferrals or other concessions due to the pandemic. As of October 31, 2020, we have granted deferrals with respect to $18.1 million of past and future rent, which represents 10.8% of our annualized base rent as of September 30, 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer all or a portion of its rent for the second quarter of 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses, or delays in the supply of products or services to our tenants from vendors that they need to operate their businesses, caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals or other concessions. The likelihood of this would increase if the COVID-19 pandemic intensifies or persists for a prolonged period or if there is an economic shut down, if the recession in the United States continues for a prolonged period or if that reduced consumer confidence and further weakens economic activity. To the extent the pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. These deferrals reduce our cash flow from operations, reduce our cash available for distribution and adversely affect our ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to pay their deferred rent, we will not receive cash in the future in accordance with our expectations. In addition to the impact of COVID-19 on our rental revenues, it has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, lease restructures and/or lease terminations and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case basis. Similarly, to the extent the pandemic leads to decreased occupancy, it would further increase our property-level costs, as we would be responsible for costs that would otherwise be borne by our tenants. These factors could also cause the value of our properties to be impaired.
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
The financial impact of the COVID-19 pandemic could negatively impact our future compliance with some of the financial covenants relating to our credit facility and term loans, some of which depend, in part, on the net operating income generated by certain of our properties or our EBITDA. Non-compliance would preclude us from borrowing further under our credit facility and, under certain circumstances, could result in an event of default and an acceleration of such indebtedness and, possibly, other indebtedness through cross-default provisions. Additionally, to the extent the COVID-19 pandemic intensifies or persists for a prolonged period of time, it is possible that we will be required to record significant further impairment charges to the value of our real estate assets.
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
Due to the pandemic, many of our business processes are being conducted remotely, which places increased reliance on our information technology systems. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business processes, including our investment, leasing, asset management, finance and reporting processes. Remote operations could adversely affect our disclosure controls and procedures and our internal control over financial reporting; any weaknesses in these areas could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, any such weaknesses could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information. . While many of our employees have recently been able to work at least in part at our headquarters in Princeton, N.J., we may be required (or choose) to resume remote operations due to the pandemic.
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
Through our Master Trust Funding Program, certain of our Operating Partnership’s indirect wholly owned subsidiaries have issued net-lease mortgage notes payable with an aggregate outstanding principal balance of $174.2 million as of September 30, 2020. As of September 30, 2020, we had pledged 252 properties, with a net investment amount of $358.1 million, as collateral under this program. As the equity owner of the subsidiaries included in our Master Trust Funding Program, we are only entitled to the excess cash flows from such subsidiaries after debt service and all other required payments are made on the notes. If, at any time, the monthly debt service coverage ratio (as defined) generated by the collateral pool is less than or equal to 1.25x, excess cash flow (as defined) from the subsidiaries included in our Master Trust Funding Program will be deposited into a reserve account to be used for payments on the net-lease mortgage notes in the event there is a shortfall in cash at such subsidiaries to make required payments on the notes. Additionally, if at any time the three-month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15x, excess cash flow from the subsidiaries included in our Master Trust Funding Program will be applied to an early amortization of the notes. For the three months ended September 30, 2020, the debt service coverage ratio was approximately 1.9 to 1. However, our debt service coverage ratio in future periods may be 1.25x or lower, with the result that excess cash flow would be deposited into a reserve account and would not be distributed to us. This would adversely affect us, including by reducing our ability to pay cash distributions on our common stock and possibly prevent us from maintaining our qualification for taxation as a REIT. In addition, if the subsidiaries included in our Master Trust Funding Program are unable to repay the notes, including in connection with any acceleration of maturity, the pledged assets could be foreclosed upon and our equity in such assets eliminated.
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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	November 4, 2020	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2020	By:	/s/ Mark E. Patten
Mark E. Patten Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)