Form 10-K
period 2020-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2021-02-24
CIK 1728951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-38530

Essential Properties Realty Trust, Inc.
(Exact name of Registrant as specified in its Charter)

Maryland	82-4005693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 Carnegie Center Blvd., Suite 520 Princeton, New Jersey	8540
(Address of Principal Executive Offices)	(Zip Code)

Registrants telephone number, including area code: (609) 436-0619
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EPRT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $1.4 billion based on the last reported sale price of $14.84 per share on the New York Stock Exchange on June 30, 2020.
The number of shares of the registrant's Common Stock outstanding as of February 23, 2021 was 106,934,874.
Documents Incorporated by Reference
Portions the Definitive Proxy Statement for the registrant's 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

PART I
In this Annual Report, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including, Essential Properties, L.P., a Delaware limited partnership and its operating partnership (the "Operating Partnership"), as "we," "us," "our" or "the Company" unless we specifically state otherwise or the context otherwise requires.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, statements pertaining to our business and growth strategies, investment, financing and leasing activities and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this report, the words "estimate," "anticipate," "expect," "believe," "intend," "may," "will," "should," "seek," "approximately" and "plan," and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans, beliefs or intentions of management.
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and may not be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the ongoing adverse impact of the COVID-19 pandemic on the Company and its tenants;
•general business and economic conditions;
•risks inherent in the real estate business, including tenant defaults or bankruptcies, illiquidity of real estate investments, fluctuations in real estate values and the general economic climate in local markets, competition for tenants in such markets, potential liability relating to environmental matters and potential damages from natural disasters;
•the performance and financial condition of our tenants;
•the availability of suitable properties to acquire and our ability to acquire and lease those properties on favorable terms;
•our ability to renew leases, lease vacant space or re-lease space as existing leases expire or are terminated;
•volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the Consumer Price Index ("CPI");
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
•our failure to continue to qualify for taxation as a real estate investment trust ("REIT");

•changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•additional factors discussed in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.
You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future events or of our performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.
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
Summary Risk Factors
Our business is subject to a number of risks that could materially and adversely impact our financial condition, results of operations, cash flows and liquidity, prospects, the market price of our common stock and our ability to, among other things, service our debt and to make distributions to our stockholders. The following risks, which, together with other material risks that are discussed more fully herein under “Risk Factors,” are the principal factors that make an investment in our company speculative or risky:
•the ongoing adverse impact of the COVID-19 pandemic on us and our tenants;
•adverse changes in the U.S., global and local markets and related economic conditions;
•the failure of our tenants to successfully operate their businesses, or tenant defaults, bankruptcies or insolvencies;
•defaults by borrowers on our mortgage loans receivable;
•an inability to identify and complete acquisitions of suitable properties or yield the returns we seek with future acquisitions;
•an inability to access debt and equity capital on commercially acceptable terms or at all;
•a decline in the fair value of our real estate assets;
•geographic, industry and tenant concentrations that reduce the diversity of our portfolio;
•a reduction in the willingness or ability of consumers to physically patronize or use their discretionary income in the businesses of our tenants and potential tenants;
•our significant indebtedness, which requires substantial cash flow to service, subjects us to covenants and exposes us to refinancing risk and the risk of default; and
•failure to continue to qualify for taxation as a REIT.
Item 1. Business.
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have assembled a diversified portfolio using a disciplined strategy that focuses on properties leased to tenants in businesses such as;
•Car washes,

•Restaurants (primarily quick service restaurants),
•Early childhood education,
•Medical and dental services,
•Convenience stores,
•Automotive services,
•Equipment rental,
•Entertainment and
•Health and fitness.
We believe that, in general, properties leased to tenants in these businesses and similar businesses are essential to the generation of the tenants' sales and profits. We also believe that these businesses have favorable growth potential and, because of their nature they are more insulated from e-commerce pressure than many other businesses.
We completed our initial public offering in June 2018 (our "IPO"), and we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2020, 95.1% of our $184.0 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2020 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2020, our portfolio consisted of 1,181 properties, inclusive of two undeveloped land parcels and 115 properties which secure our investments in mortgage loans receivable. Our portfolio was built based on the following core investment attributes:
Diversified Portfolio.    As of December 31, 2020, our portfolio was 99.7% occupied by 238 tenants operating 336 different concepts (i.e., generally brands), in 17 industries across 43 states, with none of our tenants contributing more than 2.8% of our annualized base rent. Our goal is that, over time, no more than 5.0% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term.    As of December 31, 2020, our leases had a weighted average remaining lease term of 14.5 years (based on annualized base rent), with only 4.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026. Our properties generally are subject to, long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Master Leases.   As of December 31, 2020, 61.1% of our annualized base rent was attributable to master leases. A master lease is a single lease pursuant to which multiple properties are leased to a single operator/tenant on a unitary (i.e., “all or none”) basis. The master lease structure spreads our investment risk across multiple properties, and we believe it reduces our exposure to operating and renewal risk at any one property, and promotes efficient asset management.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2020, our portfolio's weighted average rent coverage ratio was 2.9x, and 98.2% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.

Contractual Base Rent Escalation. As of December 31, 2020, 99.2% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.5% per year. Rent escalation provisions provide contractually-specified incremental yield on our investments and provide a degree of protection from inflation or a rising interest rate environment.
Significant Use of Sale-Leaseback Investments.  We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2020, approximately 90% of our investments were sale-leaseback transactions.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding "small-box" single-tenant properties. As of December 31, 2020 our average investment per property was $2.1 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size should allow us to grow our portfolio without concentrating a large amount of capital in individual properties and should allow us to limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and increases their liquidity.
2020 Financial and Operating Highlights
•During 2020, we completed $602.8 million of investments, including $541.5 million in 208 property acquisitions and $61.3 million in newly originated loans receivable secured by 25 properties.
•As of December 31, 2020, our total gross investment in real estate was $2.5 billion, and we had total debt of $821.2 million.
•During 2020, we made distributions totaling $0.93 per share of common stock.
•On January 14, 2020, we completed an underwritten public offering of 7,935,000 shares of our common stock, raising net proceeds of approximately $191.5 million, and on September 22, 2020, we completed an underwritten public offering of 10,120,000 shares of our common stock, raising net proceeds of approximately $184.1 million. The net proceeds from these offerings were used to reduce outstanding indebtedness and for general corporate purposes, including funding investments.
•In February 2020, we voluntarily prepaid, in part, $62.0 million of the Series 2017-1 Class A notes previously issued under our private conduit program (the "Master Trust Funding program").
•In March 2020, we borrowed the remaining $180.0 million available under the November 2019 Term Loan (as defined herein) and used the proceeds facilitate general corporate purposes, including funding investments.
•During 2020, we sold 4,499,057 shares of our common stock under the ATM Program (as defined herein), at a weighted average price per share of $19.02, raising gross proceeds of approximately $85.6 million.
•During the later portion of the first quarter of 2020 through the second quarter of 2020, the COVID-19 pandemic materially and adversely affected our business and the businesses of many of our tenants, and significantly increased general uncertainty in the business environment. In response, we emphasized and focused on engaging with our tenants and, among other things, as of December 31, 2020, we had granted rent deferrals with respect to $18.5 million million of past and future rent, representing 10% of our annualized base rent as of such date. Our deferrals primarily involved tenants focused on industries that have been directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly movie theaters, casual and family dining restaurants, entertainment, and health and fitness. During the earlier portion of the COVID-19 pandemic, we adopted a more defensive business posture and emphasized maintaining our liquidity and financial flexibility. While the COVID-19 pandemic continues to adversely affect us and our tenants, and considerable uncertainty continues to exist, more recently we have seen improvements in our operations, particularly our rent collection experience and the broader resumption of economic activity, allowing us to become less defensive and increase our acquisition activity in targeted industries, such as equipment rental, quick service restaurants and auto services, and resume our capital recycling activity during the second half of 2020.

Our Target Market
We are an active investor in single-tenant, net leased real estate. Our target properties are generally freestanding commercial real estate facilities where a middle-market tenant conducts activities on property that are essential to the generation of its sales and profits. We believe that this market is underserved from a capital perspective and offers attractive risk-adjusted returns.
Within this market, we emphasize investment in properties leased to tenants engaged in targeted set of service-oriented or experience-based businesses noted above, because we believe these businesses are generally more insulated from the competitive pressure of e-commerce businesses than many others.
We focus on properties leased to middle-market companies, which we define as regional and national operators with between 10 and 250 locations and $20 million to $500 million in annual revenue, and we opportunistically invest in properties leased to smaller companies, which we define as regional operators with fewer than 10 locations and less than $20 million in annual revenue. Although it is not our primary investment focus, we opportunistically consider investing in properties leased to large companies. While most of our targeted tenants are not rated by a nationally recognized statistical rating organization, we primarily seek to invest in properties leased to companies that we determine have attractive credit characteristics and stable operating histories.
Despite the market's size, the market for single-tenant, net leased real estate is highly fragmented. In particular, we believe that there is a limited number of participants addressing the long-term capital needs of unrated middle-market and small companies. We believe that many publicly traded REITs that invest in net leased properties concentrate their investment activity in properties leased to investment grade-rated tenants, which tend to be larger organizations, with the result that unrated, middle-market and small companies are relatively underserved and offer us an opportunity to make investments with attractive risk-adjusted return potential.
Furthermore, we believe that there is strong demand for our net-lease capital solutions among middle-market and small owner-operators of commercial real estate, in part, due to the bank regulatory environment, which, since the turmoil in the housing and mortgage industries from 2007-2009, has generally been characterized by increased scrutiny and regulation. We believe that this environment has made commercial banks less responsive to the long-term capital needs of unrated middle-market and small companies, many of which have historically depended on commercial banks for their financing. Accordingly, we see an attractive opportunity to address the capital needs of these companies by offering them an efficient alternative to financing their real estate with traditional mortgage or bank debt and their own equity.
As a result, while we believe our net-lease financing solutions may be attractive to a wide variety of companies, we believe our most attractive opportunity is owning properties net leased to middle-market and small companies that are generally unrated and have less access to efficient sources of long-term capital than larger, rated companies.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
•Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants.     We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce businesses. Our properties are generally subject to long-term net leases that we believe provide us with a stable base of revenue from which to grow our portfolio. As of December 31, 2020, our portfolio consisted of 1,181 properties, with annualized base rent of $184.0 million, which was carefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 238 tenants operating 336 different concepts across 43 states and 17 industries. None of our tenants contributed more than 2.8% of our annualized base rent as of December 31, 2020, and our strategy targets a scaled portfolio that, over time, derives no more than 5.0% of its annualized base rent from any single tenant or more than 1.0% from any single property.
We focus on investing in properties leased to tenants operating in the service-oriented or experience-based businesses noted above. As of December 31, 2020, 95.1% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.

We believe that our portfolio's diversity and rigorous underwriting decrease the impact on us of an adverse event affecting a specific tenant, industry or region, and our focus on leasing to tenants in industries that we believe are well-positioned to withstand competition from e-commerce businesses increases the stability and predictability of our rental revenue.
•Experienced and Proven Management Team.  Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale.
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of December 31, 2020, 84.5% of our portfolio's annualized base rent was attributable to internally originated sale-leaseback transactions and 85.3% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
•Growth-Oriented Balance Sheet Scalable Infrastructure.   We believe our financial position and existing infrastructure support our external growth strategy. As of December 31, 2020, we had the ability to borrow up to $382.0 million under our senior unsecured revolving credit facility that matures in April 2023, which allows for up to $400.0 million in principal borrowings and is available for general corporate purposes, including funding future acquisitions. Additionally, through our Master Trust Funding Program, we have the ability to seek additional debt capital in the asset-backed securities market. For more information about our indebtedness, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of certain Debt" and Note 5. Long Term Debt to our consolidated financial statements included elsewhere in this report. We also maintain an ATM Program, and as of December 31, 2020, we had the ability to issue additional common stock with an aggregate gross sales price of up to $170.7 million.
As of December 31, 2020, we had $821.2 million of gross debt outstanding, with a weighted average maturity of 3.82 years, and net debt of $788.2 million. For the three months ended December 31, 2020, our net income was $5.7 million, our Adjusted EBITDAre was $41.5 million, our Annualized Adjusted EBITDAre was $165.8 million and our ratio of net debt to Annualized Adjusted EBITDAre was 4.8x. Net debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable financial measures calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' Non-GAAP Financial Measures."
As of December 31, 2020, we also had 923 unencumbered properties that contributed $154.5 million of annualized base rent.
We seek to manage our balance sheet so that we have access to multiple sources of debt capital in the future, such as term borrowings from insurance companies, banks and other sources, single-asset mortgage financing and CMBS borrowings, that may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital.
•Differentiated Investment Strategy.    We seek to acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into leases that provide us with attractive risk-adjusted returns. Furthermore, many net lease transactions with middle-market companies involve properties that are individually relatively small, which allows us to avoid concentrating a large amount of capital in individual properties. We maintain close relationships with our tenants, which we believe allows us to source additional investments and become the capital provider of choice as our tenants' businesses grow and their real estate needs increase.
•Asset Base Allows for Significant Growth.    Building on our senior leadership team's experience of more than 20 years in net lease real estate investing, we have developed leading origination, underwriting, financing, and property management capabilities. Our platform is scalable, and we seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. During the years ended December 31, 2020, 2019 and 2018, we invested in properties with aggregate investment values of $602.8 million, $598.1 million and $504.7 million, respectively. With our smaller asset base relative to other peers that focus on acquiring net leased real estate, we believe that we can achieve superior growth through manageable acquisition volume.
•Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to execute transactions with an aggregate purchase price of $3 million to $50 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks. As of December 31, 2020:
•Our leases had a weighted average remaining lease term (based on annualized base rent) of 14.5 years, with only 4.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026;
•Master leases contributed 61.1% of our annualized base rent;
•Our portfolio's weighted average rent coverage ratio was 2.9x, with leases contributing 55.9% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);
•Our portfolio was 99.7% occupied;
•Leases contributing 99.2% of our annualized base rent provided for increases in future annual base rent, ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.5% of base rent; and
•Leases contributing 94.1% of annualized base rent were triple-net.
•Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into leases that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2020, leases contributing 98.2% of our annualized base rent required tenants to provide us with specified unit-level financial information.
Our Business and Growth Strategies
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We intend to pursue our objective through the following business and growth strategies.
•Structure and Manage Our Diverse Portfolio with Focused and Disciplined Underwriting and Risk Management.    We seek to maintain the stability of our rental revenue and maximize the long-term return on our investments while continuing our growth by using our focused and disciplined underwriting and risk management expertise. When underwriting assets, we emphasize commercially desirable properties, with strong operating performance, healthy rent coverage ratios and tenants with attractive credit characteristics.

Leasing.    In general, we seek to enter into leases with (i) relatively long terms (typically with initial terms of 15 years or more and tenant renewal options); (ii) attractive rent escalation provisions; (iii) healthy rent coverage ratios; and (iv) tenant obligations to periodically provide us with financial information, which provides us with information about the operating performance of the leased property and/or tenant and allows us to actively monitor the security of payments under the lease on an ongoing basis. We strongly prefer to use master lease structures, pursuant to which we lease multiple properties to a single tenant on a unitary (i.e., "all or none") basis. In addition, in the context of our sale-leaseback investments, we generally seek to establish contract rents that are at or below prevailing market rents, which we believe enhances tenant retention and reduces our releasing risk if a lease is rejected in a bankruptcy proceeding or expires.
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
Asset Management.    We are an active asset manager and regularly review each of our properties to evaluate, various factors, including, but not limited to, changes in the business performance at the property, credit of the tenant and local real estate market conditions. Among other things, we use Moody's Analytics RiskCalc ("RiskCalc") to proactively detect credit deterioration. RiskCalc is a model for predicting private company defaults based on Moody's Analytics Credit Research Database. Additionally, we monitor market rents relative to in-place rents and the amount of tenant capital expenditures in order to refine our tenant retention and alternative use assumptions. Our management team utilizes our internal credit diligence to monitor the credit profile of each of our tenants on an ongoing basis. We believe that this proactive approach enables us to identify and address issues in a timely manner and to determine whether there are properties in our portfolio that are appropriate for disposition.
In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2020, we sold 50 properties for net sales proceeds of $81.7 million, including 6 properties that were vacant. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
•Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of December 31, 2020, 84.5% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 85.3% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
As of February 19, 2021, we have entered into purchase and sale agreements for 19 properties with an aggregate purchase price of $44.7 million.
•Focus on Middle-Market Companies in Service-Oriented or Experience-Based Businesses.    We primarily focus on investing in properties that we lease on a long-term, triple-net basis to middle-market companies that we determine have attractive credit characteristics and stable operating histories. Properties leased to middle-market companies may offer us the opportunity to achieve superior risk-adjusted returns, as a result of our extensive and disciplined credit and real estate analysis, lease structuring and portfolio composition. We believe our capital solutions are attractive to middle-market companies as such companies often have limited financing options, as compared to larger, credit rated organizations. We also believe that, in many cases, smaller transactions with middle-market companies will allow us to maintain and grow our portfolio's diversification. Middle-market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and believe contribute to the stability of our rental revenue.
In addition, we emphasize investment in properties leased to tenants engaged in service-oriented or experience-based businesses, such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, as we believe these businesses are generally more insulated from e-commerce pressure than many others.
•Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2020, our leases had a weighted average remaining lease term of 14.5 years (based on annualized base rent), with only 4.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026, and 99.2% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.5% per year.
•Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2020, we had $821.2 million of gross debt outstanding and $788.2 million of net debt outstanding. Our net income for the three months ended December 31, 2020 was $5.7 million, our Adjusted EBITDAre was $41.5 million, our Annualized Adjusted EBITDAre was $165.8 million and our ratio of net debt to Annualized Adjusted EBITDAre was 4.8x. We target a level of net debt that, over time, is generally less than six times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including bank debt, through our revolving credit and term loan facilities, and the investment grade-rated, asset-backed bond market, through our Master Trust Funding Program. Net debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' Non-GAAP Financial Measures."
Competition
We face competition for acquisitions of real property from other investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater economies of scale, lower costs of capital, access to more sources of capital, a larger base of operating resources and greater name recognition than we do, and the ability to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses. This competition may increase the demand for the types of properties in which we typically invest and, therefore, may reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.
As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, lower costs of capital, access to more sources of capital, a larger base of operating resources and greater name recognition than we do, and the ability to accept more risk. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants, and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.
Employees
As of December 31, 2020, we had 33 full-time employees. Our staff is mostly comprised of professionals engaged in originating, underwriting and closing investments; portfolio asset management; portfolio servicing (e.g., collections, property tax compliance, etc.); and accounting, financial reporting, cash management and capital markets activities. Women comprise nearly 40% of our employees and hold approximately 36% of our management positions, providing significant leadership at our company. Our commitment to diversity extends to our board of directors, as three of its seven independent members, or approximately 43%, are women. Additionally, we have a consistent and strong record of hiring veterans of the U.S. military, including our chief executive officer.
We seek to provide a dynamic work environment that promotes the retention and development of our employees, and is a differentiating factor in our ability to attract new talent. We strive to offer our employees attractive and equitable compensation, regular opportunities to participate in professional development activities, outlets for civic engagement and reasonable flexibility to allow a healthy work/life balance.
We value equal opportunity in the workplace and fair employment practices. We have built an inclusive culture that encourages, supports and celebrates our diverse employee population. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. We conduct annual training in an effort to ensure that all employees remain aware of and help prevent harassment and discrimination.
Our compensation program is designed to attract and retain talent, and align our employee’s efforts with the interests of all of our stakeholders. Factors we evaluate in connection with hiring, developing, training, compensating and advancing individuals include, but are not limited to, qualification, performance, skill and experience. Our employees are fairly compensated based on merit, without regard to color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law.
Insurance
Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. These leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See "Item 1A. Risk Factor-"Risks Related to Our Business and Properties-Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us."
In addition to being a named insured on our tenants' liability policies, we separately maintain commercial general liability and umbrella coverages. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.
Regulation and Requirements
Our properties are subject to various laws, ordinances and regulations, including those relating to fire and safety requirements, and affirmative and negative covenants and, in some instances, common area obligations. Compliance with applicable requirements may require modifications to our properties, and the failure to comply with applicable requirements could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance. Our tenants have primary responsibility for compliance with these requirements pursuant to our leases. We believe that each of our properties has the necessary permits and approvals.
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
Environmental laws also govern the presence, maintenance and removal of asbestos-containing material ("ACM"). Federal regulations require building owners and those exercising control over a building's management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.
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
Before completing any property acquisition, we obtain environmental assessments in order to identify potential environmental concerns at the property. These assessments are carried out in accordance with the Standard Practice for Environmental Site Assessments (ASTM Practice E 1527-13) as set by ASTM International, formerly known as the American Society for Testing and Materials, and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope. If, however, recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant (i.e., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us). Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.
Generally, our leases require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of lessee's violation of environmental law or the presence, use or release of hazardous materials on our property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.
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
About Us and Available Information
We were incorporated under the laws of Maryland on January 12, 2018. Since our June 2018 IPO, shares of our common stock have been listed on the New York Stock Exchange ("NYSE") under the ticker symbol "EPRT". Our offices are located at 902 Carnegie Center Blvd., Suite 520, Princeton, New Jersey, 08540. We lease approximately 13,453 square feet of office space from an unaffiliated third party. Our telephone number is (609) 436-0619 and our website is www.essentialproperties.com. Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report or our other filings with the Securities and Exchange Commission (the “SEC”).
We electronically file with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, pursuant to Section 13(a) of the Exchange Act. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, on the day of filing with the SEC on our website, or by sending an email message to info@essentialproperties.com.
Item 1A. Risk Factors.
There are many factors that affect our business and results of operation, some of which are beyond our control. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows and liquidity, prospects, the market price of our common stock, and our ability to, among other things, service our debt and to make distributions to our stockholders. Some statements in this report including statements in the following risk factors constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements."
Risks Related to Our Business and Properties
The COVID-19 pandemic is materially and adversely impacting our business and could further affect our financial condition, results of operations, cash flows and liquidity, prospects, access to and costs of capital, the trading price of our common stock and our ability to service our debt and make distributions to our stockholders.
The impact of the COVID-19 pandemic continues to rapidly evolve, and many states and cities, including many of those where we own properties, have instituted or may reinstitute lockdowns, quarantines, restrictions on travel, “shelter in place” rules, school closures and/or restrictions on the types of businesses that may continue to operate or limitations on certain business operations. These actions and the resulting decline in economic activity and consumer confidence have severely impaired the ability of many of our tenants to operate their businesses and meet their obligations to us, including rental payment obligations. It is unclear how long these restrictions will remain in place, whether they will be lifted partially over time or if they will be reinstituted in whole or in part in response to future surges or waves of the pandemic.
Many of our tenants have requested rent deferrals or other concessions due to the pandemic. During the year ended December 31, 2020, we have granted deferrals with respect to $18.5 million of past and future rent, representing 10% of our annualized base rent as of that date. These rent deferrals were negotiated on a tenant-by-tenant basis and, in general, allow a tenant to defer all or a portion of its rent for 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses, caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals or other concessions. This possibility would increase if the COVID-19 pandemic intensifies or persists for a prolonged period or if there is an economic shut down; if the United States enters into a recessionary period or if reduced consumer confidence further weakens economic activity; or if ongoing vaccination efforts are unsuccessful or delayed. To the extent the pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. The rent deferrals reduce our cash flow from operations, reduce our cash available for distribution and adversely affect our ability to service our debt and make cash distributions to common stockholders. Furthermore, if tenants are unable to pay their deferred rent, we will not receive cash in the future in accordance with our expectations. In addition to COVID-19’s impact on our rental revenues, it has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, restructure or terminate leases and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case basis. Similarly, to the extent the pandemic leads to decreased occupancy, it would further increase our property-level costs, as we would be responsible for costs that would otherwise be borne by our tenants under triple-net leases. These factors could also cause the value of our properties to be impaired.
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

We are subject to risks related to the ownership of commercial real estate that could adversely impact the value of our properties.
Factors beyond our control can affect the performance and value of our properties. Our performance is subject to risks incident to the ownership of commercial real estate, including: the possible inability to collect rents from tenants due to financial hardship, including bankruptcy; changes in local real estate conditions and tenant demand for our properties; changes in consumer trends and preferences that reduce the demand for products and services offered by our tenants; adverse changes in national, regional and local economic conditions; inability to re-lease or sell properties upon expiration or termination of leases; environmental risks; the subjectivity and volatility of real estate valuations and the relative illiquidity of real estate investments compared to most other financial assets, which may limit our ability to modify our portfolio promptly in response to changes in economic or other conditions; changes in laws and governmental regulations, including those governing real estate usage and zoning; acts of God, including natural disasters, which may result in uninsured losses; and acts of war or terrorism, including terrorist attacks.
Adverse changes in the U.S., global and local markets and related economic conditions may materially and adversely affect us and the ability of our tenants to make rental payments to us.
Our results of operations, as well as the results of operations of our tenants, are sensitive to changes in U.S., global and local regions or markets that impact our tenants’ businesses. Adverse changes or developments in U.S., global or regional economic conditions may impact our tenants’ financial condition, which may adversely impact their ability to make rental payments to us and may also impact their current or future leasing practices. During periods of economic slowdown and declining demand for real estate, we may experience a general decline in rents or increased rates of default under our leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and attract new tenants, which may affect our growth, profitability and ability to pay dividends.
Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
The success of our investments is materially dependent on the financial stability and operating performance of our tenants. The success of any one of our tenants is dependent on its individual business and its industry, which could be adversely affected by poor management, economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant's products or services or other factors over which neither they nor we have control.
At any given time, any tenant may experience a downturn in its business that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties leased from us in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases generally depends, to a significant degree, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. We could be materially and adversely affected if a number of our tenants were unable to meet their obligations to us.
Our assessment that certain businesses are more insulated from e-commerce pressure than many others may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants' ability to make rental payments to us and materially and adversely affect us.
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
Properties occupied by a single tenant pursuant to a single-tenant lease subject us to significant risk of tenant default.
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
We may experience a decline in the fair value of our real estate assets which could result in impairments and would impact our financial condition and results of operations.
A decline in the fair market value of our long-lived assets may require us to recognize an impairment against such assets (as defined by the Financial Accounting Standards Board (“FASB”)) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, the cash flows no longer support the carrying value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for these assets, and the revenues that can be generated from such assets. If such a determination were to be made, we would recognize the estimated unrealized losses through earnings and write down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition, and subsequent dispositions or sales of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated cost of such assets at the time of sale.
Geographic, industry and tenant concentrations reduce the diversity of our portfolio and make us more susceptible to adverse economic or regulatory developments in those areas or industries.
Geographic, industry and tenant concentrations expose us to greater economic or regulatory risks than if we owned a more diverse portfolio. Our business includes substantial holdings in the following states as of December 31, 2020 (based on annualized base rent): Texas (14.9%), Georgia (9.6%), Florida (6.1%), Arkansas (4.8%) and Ohio (4.1%). We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as COVID-19 pandemic surges and measures intended to mitigate its spread, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations. As of December 31, 2020, leases representing approximately 20.0% of our annualized base rent were with tenants in industries that have been particularly adversely affected by the COVID-19 pandemic, including casual and family dining (7.8% of annualized base rent), health and fitness (5.2% of annualized base rent), entertainment (3.4% of annualized base rent), movie theaters (2.3% of annualized base rent) and home furnishings (1.3% of annualized base rent). Accordingly, to the extent the pandemic or measures intended to mitigate its spread continue to adversely affect these industries, our tenants in these industries could fail to meet their obligations to us, and we could be required to provide further tenant concessions.
As of December 31, 2020, our five largest tenants contributed 12.3% of our annualized base rent, and our ten largest tenants contributed 21.2% of our annualized base rent. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, and prospects.
As we continue to acquire properties, our portfolio may become more concentrated by geographic area, industry or tenant. If our portfolio becomes less diverse, our business will be more sensitive to the general economic downturn in a particular geographic area, to changes in trends affecting a particular industry and to the financial weakness, bankruptcy or insolvency of fewer tenants.

The vast majority of our properties are leased to unrated tenants whose credit is evaluated through our internal underwriting and credit analysis procedures. However, the tools we use to measure credit quality, such as property-level rent coverage ratio, may not be accurate.
The vast majority of our properties are leased to unrated tenants whose credit is evaluated through our internal underwriting and credit analysis. Substantially all of our tenants are required to provide corporate-level financial information to us periodically or, in some instances, at our request. As of December 31, 2020, leases contributing 98.2% of our annualized base rent required tenants to provide us with specified unit-level financial information and leases contributing 98.3% of our annualized base rent required tenants to provide us with corporate-financial information.
We analyze the creditworthiness of our tenants using Moody’s Analytics RiskCalc, which provides an estimated default frequency (“EDF”) and a “shadow rating”, and a lease's property-level rent coverage ratio. Our methods may not adequately assess the risk of an investment. An EDF score and a shadow rating are not the same as, and may not be as indicative of creditworthiness as, a rating published by a nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are unaudited and are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and our cash flows may be less stable. The ability of an unrated tenant to meet its obligations to us may be more speculative than that of a rated tenant.
We may be unable to renew expiring leases with the existing tenants or re-lease the spaces to new tenants on favorable terms or at all.
Our results of operations depend on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of December 31, 2020, our occupancy was 99.7% (excluding two undeveloped land parcels), and leases representing approximately 0.1% of our annualized base rent as of such date will expire during 2021. Current tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.
The tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to physically patronize and use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ business and thereby adversely impact our ability to collect rents and reduce the demand for our properties.
Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. The largest industries in our portfolio are car washes, restaurants (including quick service and casual and family dining), early childhood education, medical services, convenience stores, automotive services, entertainment (including movie theaters) and health and fitness]. As of December 31, 2020, tenants operating in those industries represented approximately 87.5% of our annualized base rent. Captain D's, EquipmentShare, Mister Car Wash, Circle K, AMC, Mavis Discount Tire, Zaxby's, The Malvern School, Vasa Fitness and R-Store represent the largest concepts in our portfolio.These types of businesses have been severely affected by the COVID-19 pandemic, principally due to store closures or limitations on operations (which may be government-mandated or voluntary) and reduced economic activity. The success of most of these businesses depends on the willingness of consumers to physically patronize their businesses and use discretionary income to purchase their products or services. To the extent the COVID-19 pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. Additional adverse economic conditions and other developments that discourage consumer spending, such as high unemployment levels, wage stagnation, interest rates, inflation, tax rates and fuel and energy costs, may have an impact on the results of operations and financial conditions of our tenants and their ability to pay rent to us.

Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.
Our leases often provide for periodic contractual rent escalations. As of December 31, 2020, leases contributing 99.2% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.5% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 3.0% of our rent escalators relate to an increase in the CPI over a specified period. During periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based on higher fixed percentages or amounts.
Inflation may materially and adversely affect us and our tenants.
While our tenants are generally obligated to pay property-level expenses relating to the properties they lease from us (e.g., maintenance, insurance and property taxes), we incur other expenses, such as general and administrative expense, interest expense relating to our debt (some of which bears interest at floating rates) and carrying costs for vacant properties. These expenses would increase in an inflationary environment, and such increases may exceed any increase in revenue we receive under our leases. Additionally, increased inflation may have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect the tenants' ability to pay rent owed to us.
Some of our tenants operate under franchise or license agreements, and, if they are terminated or not renewed prior to the expiration of their leases with us, that would likely impair their ability to pay us rent.
As of December 31, 2020, tenants contributing 16.1% of our annualized base rent operated under franchise or license agreements. Often, our tenants’ franchise or license agreements have terms that end prior to the expiration dates of the properties they lease from us. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.
Certain provisions of our leases may be unenforceable.
Our rights and obligations with respect to our leases are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable. We could be adversely impacted if this were to happen with respect to a property or group of properties.
The bankruptcy or insolvency of a tenant could result in the termination or modification of such tenant's lease and material losses to us.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant's lease or leases or force us to “take back” a property as a result of a default or a rejection of a lease by a tenant in bankruptcy. Bankruptcy risk is more acute in situations where we lease multiple properties to a tenant pursuant to a master lease. If a tenant becomes bankrupt, the automatic stay created by the bankruptcy will prohibit us from collecting pre-bankruptcy debts from that tenant, or from its property, or evicting such tenant based solely upon such bankruptcy or insolvency, unless we obtain an order permitting us to do so from the bankruptcy court. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms. As a result, a significant number of tenant bankruptcies may materially and adversely affect us.
Tenants who are considering filing for bankruptcy protection may request that we agree to amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease properties that we agree to release from tenants' leases in the future or that lease termination fees, if any, will be sufficient to make up for the rental revenues lost as a result of lease amendments.
Property vacancies could result in us having to incur significant capital expenditures to re-tenant the properties.
Many of our leases relate to properties that have been designed or physically modified for a particular tenant. If such a lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, if we determine to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand.
Defaults by borrowers on mortgages we hold could lead to losses.
We make mortgage and other loans, which are often unsecured, to extend financing to tenants at our properties. A default by a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral. Where collateral is available, foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party's default. In the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property.
We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.
Our ability to expand through acquisitions requires us to identify, finance and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio, which may be constrained by the following significant risks: we face competition from other real estate investors, some of which have greater economies of scale, lowers costs of capital, access to more financial resources and greater name recognition than we do, a greater ability to borrow funds and the ability to accept more risk than we can prudently manage, which may significantly reduce our acquisition volume or increase the purchase price for property we acquire, which could reduce our growth prospects; we may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a tenant, in which case our ability to profitably grow our company will decrease; we may fail to have sufficient capital resources to complete acquisitions or our cost of capital could increase; we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete; we may acquire properties that are not accretive to our results upon acquisition; our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property; we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto; we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; we may obtain only limited warranties when we acquire a property, including properties purchased in “as is” condition on a “where is” basis and “with all faults,” without warranties of merchantability or fitness for a particular purpose and pursuant to purchase agreements that contain only limited warranties, representations and indemnifications that survive for only a limited period after the closing. If any of these risks are realized, we may be materially and adversely affected.

Our real estate investments are generally illiquid which could significantly impede our ability to respond to market conditions or adverse changes in the performance of our tenants or our properties and which would harm our financial condition.
Our investments are relatively difficult to sell quickly. As a result of this illiquidity, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes adversely affecting the tenant of a property, changes adversely affecting the area in which a particular property is located, adverse changes in the financial condition or prospects of prospective purchasers and changes in local, national or international economic conditions.
In addition, the Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.
Our growth depends on third-party sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Accordingly, we will not be able to fund all of our future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund a portion of our capital needs. Our access to debt and equity capital, and the cost thereof, depends, in part, on general market conditions, the market's perception of our growth potential, our current debt levels, our current and expected future earnings, our cash flow and cash distributions, and the market price of our common stock. The COVID-19 pandemic has significantly and adversely impacted global, national, regional and local economic activity and has contributed to significant volatility and negative pressure in the financial markets.
If we cannot obtain capital from third-party sources, or if our cost of capital increases materially, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify as a REIT.
Loss of senior executives with long-standing business relationships could materially impair our ability to operate successfully.
Our continued success and our ability to grow our portfolio and business depend, in large part, upon the efforts of certain of our senior executives, in particular our President and Chief Executive Officer, Peter M. Mavoides, and Gregg A. Seibert, our Executive Vice President and Chief Operating Officer, who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Many of our executive personnel have extensive experience and strong reputations in the real estate industry and have been important in setting our strategic direction, operating our business, assembling and growing our portfolio, identifying, recruiting and training key personnel, and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is important to our growth and the success of our business. The loss of services of one or more members of our management team, including due to the adverse health effects of the COVID-19 pandemic, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.

Risks Related to Environmental and Compliance Matters and Climate Change
The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. We obtain Phase I environmental site assessments on all properties we finance or acquire. However, the Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate or clean up such contamination and liability for personal injury, property damage or harm to natural resources. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest; we may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination, or the party responsible for the contamination of the property.
If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant's ability to make payments to us, including rental payments and, where applicable, indemnification payments. Additionally the known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. Environmental laws may also create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.
Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.
Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.
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
Our properties are subject to the ADA, fire and safety regulations, building codes and other regulations. Failure to comply with these laws and regulations could result in imposition of fines by the government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance with the ADA and other property regulations, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected, and we could be required to expend our own funds to comply with applicable law and regulation.
Our operations and financial condition may be adversely affected by climate change, including possible changes in weather patterns, weather-related events, government policy, laws, regulations and economic conditions.
In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior and other areas that impact the business environment in the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which we own properties may require us to invest additional capital in our properties. In addition, the impact of climate change on businesses operated by our tenants is not reasonably determinable at this time. While not generally known at this time, climate change may impact weather patterns or the occurrence of significant weather events which could impact economic activity or the value of our properties in specific markets. The occurrence of any of these events or conditions may adversely impact our ability to lease our properties, including our or our tenants’ ability to obtain property insurance on acceptable terms, which would materially and adversely affect us.
Risks Related to Our Indebtedness
As of December 31, 2020, we had $821.2 million of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.
As of December 31, 2020, we had $821.2 million of indebtedness outstanding. This indebtedness consisted of $173.2 million aggregate principal amount of Class A Notes and Class B Notes issued under our Master Trust Funding Program, $18.0 million of borrowings under our Revolving Credit Facility and $630.0 million of combined borrowings under the April 2019 Term Loan and the November 2019 Term Loan. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs, including funding our investment program, or to make the distributions to our common stockholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to make our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to consummate investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of the debt being refinanced; because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense; we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of our hedge agreements, we will be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations, and, with respect to our secured indebtedness, the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases; foreclosure on collateral securing indebtedness could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirement necessary to maintain our qualification for taxation as a REIT under the Code; we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross-default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us.

Our business plan depends on external sources of capital, including debt financings, and market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on commercially acceptable terms or at all.
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
We use hedging strategies, in a manner consistent with the REIT qualification requirements, in an effort to reduce our exposure to changes in interest rates. As of December 31, 2020, we were party to eight interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $630.0 million that are designated as cash flow hedges and designed to effectively fix the LIBOR component of the interest rate on the debt outstanding under our term loans. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions and may materially and adversely affect our business by increasing our cost of capital and reducing the net returns we earn on our portfolio.
A significant portion of our assets have been pledged to secure the borrowings of our subsidiaries.
A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long-term borrowings of those subsidiaries. As of December 31, 2020, we had 258 properties comprising $399.7 million of net investments pledged as collateral under our Master Trust Funding Program. We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities. If our subsidiaries fail to make the required payments on this indebtedness, distributions of excess cash flow to us may be reduced or eliminated and the indebtedness may become immediately due and payable. If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flow to us may be suspended or terminated. In that case, our ability to make distributions to our stockholders could be materially and adversely affected.
Under certain circumstances, the subsidiaries included in our Master Trust Funding Program would be prohibited from distributing excess cash flow to us, and the assets of such subsidiaries could be foreclosed upon.
Through our Master Trust Funding Program, certain of our Operating Partnership's indirect wholly owned subsidiaries have issued net-lease mortgage notes payable with an aggregate outstanding principal balance of $173.2 million as of December 31, 2020. As of December 31, 2020, we had pledged 258 properties, with a net investment amount of $399.7 million, as collateral under this program. As the equity owner of the subsidiaries included in our Master Trust Funding Program, we are only entitled to the excess cash flows from such subsidiaries after debt service and all other required payments are made on the notes. If, at any time, the monthly debt service coverage ratio (as defined) generated by the collateral pool is less than or equal to 1.25x, excess cash flow (as defined) from the subsidiaries included in our Master Trust Funding Program will be deposited into a reserve account to be used for payments on the net-lease mortgage notes in the event there is a shortfall in cash at such subsidiaries to make required payments on the notes. Additionally, if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15x, excess cash flow from the subsidiaries included in our Master Trust Funding Program will be applied to an early amortization of the notes. For the year ended December 31, 2020, the debt service coverage ratio was approximately 2.27x. If we fail to maintain the required debt service coverage ratios, the excess cash flows we receive from these subsidiaries would be reduced or eliminated. This could materially and adversely affect us, including by reducing our ability to pay cash distributions on our common stock and possibly prevent us from maintaining our qualification for taxation as a REIT. In addition, if the subsidiaries included in our Master Trust Funding Program are unable to repay the notes, including in connection with any acceleration of maturity, the pledged assets could be foreclosed upon and our equity in such assets eliminated.
Changes to, or the elimination of, LIBOR may adversely affect interest expense related to borrowings under our Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan.
The interest rate under our Revolving Credit Facility, our April 2019 Term Loan and our November 2019 Term Loan is calculated using LIBOR. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. The Federal Reserve Board concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. The future of LIBOR at this time is uncertain , and weather or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could materially and adversely affect us.
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
The covenants and other restrictions under our debt agreements may affect, among other things, our ability to: incur indebtedness; create liens on assets; cause our subsidiaries to distribute cash to us to fund distributions to stockholders or to otherwise use in our business; (see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Certain Debt”); sell or substitute assets; modify certain terms of our leases; manage our cash flows; and make distributions to equity holders, including our common stockholders.
Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any property subject to mortgage debt.
Future borrowings may be secured by mortgages on our properties. Incurring mortgage and other secured debt obligations increases our risk of losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the properties securing any loans for which we are in default. If we are in default under a cross-defaulted mortgage loan, we could lose multiple properties to foreclosure. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements. As we execute our business plan, we may assume or incur new mortgage indebtedness on our properties. Any default under any mortgage debt obligation we incur may increase the risk of our default on our other indebtedness.
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
Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may, among other things: discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
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
Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required by our organizational documents to maintain a particular leverage ratio and may not be able to do so, we generally intend to target a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents) that, over time, is less than six times our Annualized Adjusted EBITDAre. However, from time to time, our ratio of net debt to our Annualized Adjusted EBITDAre may equal or exceed six times. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service and the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.
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
We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have any independent operations, and our only material asset is our interest in our Operating Partnership. As a result, we rely on distributions from our Operating Partnership to pay any distributions we might declare on shares of our common stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims by our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.
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
We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018, and we believe that our current organization and operations have allowed and will continue to allow us to qualify as a REIT. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we will remain qualified as a REIT in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to you for each of the years involved because: we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at the corporate rate; we also could be subject to increased state and local taxes; and unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
We believe that our Operating Partnership will be treated as a partnership for federal income tax purposes and, as a result, will generally not be subject to federal income tax on its income. Instead, for federal income tax purposes each of the partners of the Operating Partnership, including us, will be allocated, and may be required to pay tax with respect to, such partner's share of its income. Our Operating Partnership will generally be required to determine and pay an imputed underpayment of tax (plus interest and penalties) resulting from an adjustment of the Operating Partnership's items of income, gain, loss, deduction or credit at the partnership level. We cannot assure you that the IRS will not challenge the tax classification of our Operating Partnership or any other subsidiary partnership in which we own an interest, or that a court will not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we will fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we will likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a disregarded entity or partnership could cause it to become subject to federal and state corporate income tax, which will reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
Our ability to provide certain services to our tenants may be limited by the REIT rules or may have to be provided through a Taxable REIT Subsidiary.
As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, we can provide such non-customary services to our tenants and receive our share in the revenue from such services if we do so through a taxable REIT subsidiary (“TRS”), though income earned by such TRS will be subject to U.S. federal corporate income taxation.
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
The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate except to the extent the REIT dividends are attributable to "qualified dividends" received by the REIT itself. However, for non-corporate U.S. stockholders, dividends payable by REITs that are not designated as capital gain dividends or otherwise treated as "qualified dividends" generally are eligible for a deduction of 20% of the amount of such dividends, for taxable years beginning before January 1, 2026. More favorable rates will nevertheless continue to apply for regular corporate "qualified dividends."  Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, if the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
A REIT's net income from “prohibited transactions” is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or from certain terminations of such hedging positions, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because any TRS in which we own an interest may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS in which we own an interest will generally not provide any tax benefit, except that such losses could theoretically be carried forward against future taxable income in such TRS.
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
Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative actions may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.
Risks Related to the Ownership of Our Common Stock
Changes in market conditions and volatility of stock prices could adversely affect the market price of our common stock.
The market price of our common stock on the NYSE has experienced significant volatility, particularly since the outbreak of the COVID-19 pandemic. The market price of our common stock will fluctuate, and such fluctuations could be significant and frequent; accordingly, our common stockholders may experience a significant decrease in the value of their shares, including decreases that may be related to technical market factors and may be unrelated to our operating performance or prospects. Similarly, the trading volume of our common stock may decline, and our common stockholders could experience a decrease in liquidity. A number of factors could negatively affect the price per share of our common stock, including: actual or anticipated variations in our quarterly operating results or distributions; changes in our funds from operations (“FFO”), core FFO (“Core FFO”), adjusted FFO (“AFFO”) or guidance; changes in our net investment activity; difficulties or inability to access equity or debt capital on attractive terms or extend or refinance existing debt; increases in our leverage; changes in our management or business strategy; failure to comply with the NYSE listing requirements or other regulatory requirements; and the other factors described in this Risk Factors section. Many of these factors are beyond our control. These factors may cause the market price of shares of our common stock to decline significantly, regardless of our financial condition, results of operations, business or our prospects.
Increases in market interest rates may result in a decrease in the value of shares of our common stock.
One of the factors that may influence the price of shares of our common stock is the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher distribution yield. Additionally, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the per share trading price of our common stock to decrease. Higher borrowing costs and a reduced trading price of our common stock would increase our overall cost of capital and adversely affect our ability to make accretive acquisitions.
We may be unable to continue to make distributions at our current distribution level, and our board may change our distribution policy in the future.
While we expect to continue to make regular quarterly distributions to the holders of our common stock, if sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or net proceeds from asset sales, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than expected, or if such cash available for distribution decreases in future periods from expected levels, our inability to make distributions could result in a decrease in the market price of our common stock.
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
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor, or the perception that such sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor (such as OP Units), or the perception that such sales might occur, could adversely affect the market price of our common stock. Additionally, such sales would dilute the voting power and ownership interest of existing common stockholders. Our charter provides that we may issue up to 500,000,000 shares of common stock, and a majority of our entire board of directors has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2020, we had 106,361,524 shares of common stock outstanding and 553,847 OP Units outstanding (excluding OP Units held directly or indirectly by us). The currently outstanding OP Units are primarily held by members of our management team. OP Units are generally redeemable for cash or, at our election, shares of common stock on a one-for-one basis, which may result in stockholder dilution. In the future we may acquire properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions. As of December 31, 2020, 2119352 shares remain available for issuance under our 2018 Incentive Plan.
General Risk Factors
Any material failure, weakness, interruption or breach in security of our information systems could prevent us from effectively operating our business.
We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Due to the COVID-19 pandemic, many of our business processes are being conducted remotely, which places increased reliance on our information technology systems. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms or a breach in security of these systems, such as in the event of cyber-attacks, could adversely affect us. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our information systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally.
We are subject to litigation, which could materially and adversely affect us.
From time to time, we are party to various lawsuits, claims and other legal proceedings. These matters may involve significant expense and may result in judgments or settlements, which may be significant. There can be no assurance that insurance will be available to cover losses related to legal proceedings or that our tenants will meet any indemnification obligations that they have to us. Litigation may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could materially and adversely affect us.
Material weaknesses in or a failure to maintain an effective system of internal control over financial reporting or disclosure controls could prevent us from accurately and timely reporting our financial results, which could materially and adversely affect us.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Designing and implementing an effective system of internal control over financial reporting and disclosure controls and procedures is a continuous effort that requires significant resources, including the expenditure of a significant amount of time by senior members of our management team.
In connection with our ongoing monitoring of our internal control over financial reporting or audits of our financial statements, we or our auditors may identify deficiencies in our internal control over financial reporting that may be significant or rise to the level of material weaknesses. Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures or to timely effect any necessary improvements to such controls, including as a result of remote work arrangements due to the COVID-19 pandemic, could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, ineffective internal control over financial reporting or disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.
Changes in accounting standards may materially and adversely affect us.
From time to time FASB and the SEC, who create and interpret accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations, and, under certain circumstances, may cause us to fail to comply with financial covenants contained in agreements relating to our indebtedness. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our Real Estate Investment Portfolio
As of December 31, 2020, we had a portfolio of 1,181 properties, inclusive of two undeveloped land parcels and 115 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $184.0 million. Our 238 tenants operate 336 different concepts in 16 industries across 43 states. None of our tenants represented more than 3.2% of our annualized base rent at December 31, 2020 and our top ten largest tenants represented 21.2% of our annualized base rent as of that date.
Diversification by Tenant
As of December 31, 2020, our top ten tenants included ten different concepts: Captain D's, Cadence Academy, EquipmentShare, Mister Car Wash, Circle K, AMC, Mavis Discount Tire, The Malvern School, Zaxby's, and Driver's Edge. Our 1,181 properties are operated by our 238 tenants. The following table details information about our tenants and the related concepts they operate as of December 31, 2020 (dollars in thousands):

Tenant(1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Captain D's, LLC	Captain D's	74	$5,094	2.8%
Cadence Education, LLC	Cadence Academy	23	4,749	2.6%
EQUIPMENTSHARE.COM INC	EquipmentShare	16	4,730	2.6%
CAR WASH PARTNERS, INC.	Mister Car Wash	13	4,310	2.3%
Mac's Convenience Stores, LLC (3)	Circle K	34	3,797	2.1%
American Multi-Cinema, Inc (4)	AMC	5	3,535	1.9%
Mavis Tire Express Services Corp.	Mavis Discount Tire	19	3,395	1.8%
Malvern School Properties, LP	The Malvern School	13	3,208	1.7%
1788 Chicken, LLC	Zaxby's	20	3,141	1.7%
GB Auto Service, Inc.	Driver's Edge	14	3,111	1.7%
Top 10 Subtotal		231	39,070	21.2%
Other		945	144,907	78.8%
Total		1,176	183,977	100.0%
 __________________________________________
(1)Represents tenant or guarantor.
(2)Excludes two undeveloped land parcels and three vacant properties.
(3)Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
(4)Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
As of December 31, 2020, our five largest tenants, who contributed 12.3% of our annualized base rent, had a rent coverage ratio of 4.2x, and our ten largest tenants, who contributed 21.2% of our annualized base rent, had a rent coverage ratio of 3.3x.
As of December 31, 2020, 94.1% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses through 336 concepts (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of December 31, 2020 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)
Captain D's	Service	$5,939	3.2%	83	215,022
EquipmentShare	Service	4,730	2.6%	16	330,911
Mister Car Wash	Service	4,310	2.3%	13	54,621
Circle K	Service	4,184	2.3%	36	139,799
AMC	Experience	3,535	1.9%	5	240,672
Mavis Discount Tire	Service	3,395	1.8%	19	165,713
Zaxby's	Service	3,353	1.8%	21	72,986
The Malvern School	Service	3,208	1.7%	13	149,781
Vasa Fitness	Experience	2,948	1.6%	5	258,085
R-Store	Service	2,854	1.6%	25	105,703
Top 10 Subtotal		38,456	20.9%	236	1,733,293
Other		145,521	79.1%	940	8,416,250
Total		$183,977	100.0%	1,176	10,149,543
 ______________________________________
(1)Excludes two undeveloped land parcels.

Diversification by Industry
Our tenants' business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2020 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Car Washes	Service	$28,494	15.5%	118	549,914	$50.60
Quick Service	Service	25,536	13.9%	330	878,649	29.02
Early Childhood Education	Service	22,571	12.3%	99	1,042,979	21.25
Medical / Dental	Service	19,593	10.6%	118	752,604	25.29
Convenience Stores	Service	16,615	9.0%	142	576,687	28.81
Automotive Service	Service	13,782	7.5%	100	678,715	20.31
Casual Dining	Service	8,301	4.5%	55	337,769	24.95
Equipment Rental and Sales	Service	6,136	3.3%	26	500,710	12.25
Family Dining	Service	5,960	3.2%	40	232,723	27.34
Pet Care Services	Service	4,781	2.6%	35	281,475	16.98
Other Services	Service	3,114	1.7%	19	198,144	15.71
Service Subtotal		154,883	84.2%	1,082	6,030,369	25.49
Health and Fitness	Experience	9,593	5.2%	25	1,004,189	9.55
Entertainment	Experience	6,280	3.4%	18	647,483	10.30
Movie Theatres	Experience	4,166	2.3%	6	293,206	14.21
Experience Subtotal		20,039	10.9%	49	1,944,878	10.51
Grocery	Retail	2,833	1.5%	16	609,908	4.64
Home Furnishings	Retail	2,476	1.3%	6	307,371	15.79
Retail Subtotal		5,309	2.9%	22	917,279	6.92
Building Materials	Other	3,746	2.0%	23	1,257,017	2.98
Total		$183,977	100.0%	1,176	10,149,543	$18.33
 ____________________________________________________
(1)Excludes two undeveloped land parcels.
(2)Excludes properties with no annualized base rent and properties under construction.
As of December 31, 2020, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 2.94x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 1.45x, our tenants operating retail businesses had a weighted average rent coverage ratio of 2.53x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 8.63x.

Diversification by Geography
Our 1,181 property locations are spread across 43 states. The following table details the geographical locations of our properties as of December 31, 2020 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$27,354	14.9%	161	1,252,505
Georgia	17,706	9.6%	116	662,580
Florida	11,183	6.1%	56	561,235
Arkansas	8,822	4.8%	67	359,008
Ohio	7,606	4.1%	59	577,622
Alabama	7,427	4.0%	51	461,183
Michigan	7,079	3.8%	48	806,114
Arizona	6,660	3.6%	33	274,159
Tennessee	6,242	3.4%	49	242,029
Wisconsin	6,341	3.4%	38	258,723
Minnesota	5,542	3.0%	33	447,526
North Carolina	4,971	2.7%	24	308,950
Pennsylvania	4,811	2.6%	30	249,775
New York	4,302	2.3%	37	185,923
Oklahoma	4,223	2.3%	22	308,650
Colorado	4,147	2.3%	19	208,822
Missouri	3,999	2.2%	30	508,585
Illinois	3,890	2.1%	23	177,055
South Carolina	3,763	2.0%	27	253,137
Mississippi	3,309	1.8%	30	121,250
Massachusetts	3,320	1.8%	19	334,931
New Mexico	3,027	1.6%	19	113,697
New Jersey	2,993	1.6%	17	118,613
Indiana	2,917	1.6%	25	195,594
Kentucky	2,885	1.6%	25	148,000
Iowa	2,812	1.5%	19	113,101
Maryland	1,923	1.0%	8	68,324
Louisiana	1,903	1.0%	11	80,537
South Dakota	1,702	0.9%	7	41,472
Kansas	1,677	0.9%	7	102,545
Washington	1,530	0.8%	10	77,293
Connecticut	1,315	0.7%	7	75,988
Virginia	1,187	0.6%	7	54,130
Oregon	1,093	0.6%	6	124,931
Utah	922	0.5%	2	67,659
West Virginia	915	0.5%	18	44,915
Nebraska	596	0.3%	7	17,776
Wyoming	428	0.2%	2	14,001
California	391	0.2%	3	30,870
Idaho	383	0.2%	1	35,433
New Hampshire	307	0.2%	5	37,786
Nevada	226	0.1%	1	34,777
Alaska	150	0.1%	2	6,630
Total	$183,977	100.0%	1,181	10,163,834

Lease Expirations
As of December 31, 2020, the weighted average remaining term of our leases was 14.5 years (based on annualized base rent), with only 4.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026. The following table sets forth our lease expirations for leases in place as of December 31, 2020 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2021	$133	0.1%	2	2.3x
2022	490	0.3%	5	3.0x
2023	798	0.4%	9	3.4x
2024	4,759	2.6%	46	4.3x
2025	2,710	1.5%	19	3.0x
2026	2,425	1.3%	15	2.2x
2027	4,466	2.4%	28	3.0x
2028	3,967	2.2%	14	1.8x
2029	5,083	2.8%	71	3.9x
2030	4,154	2.3%	50	3.8x
2031	9,165	5.0%	59	2.5x
2032	10,966	6.0%	55	3.6x
2033	7,149	3.9%	27	1.8x
2034	29,722	16.2%	212	3.4x
2035	19,455	10.6%	129	3.1x
2036	2,341	1.3%	19	1.7x
2037	5,943	3.2%	35	5.0x
2038	13,056	7.1%	83	2.4x
2039	26,154	14.2%	151	2.6x
2040	29,215	15.9%	141	2.2x
Thereafter	1,826	1.0%	6	1.4x
Total/Weighted Average	$183,977	100.0%	1,176	2.9x
 _______________________________________________________________
(1)Expiration year of contracts in place as of December 31, 2020, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes two undeveloped land parcels.
(3)Weighted by annualized base rent.
Item 3. Legal Proceedings.
We are subject to various lawsuits, claims and other legal proceedings. Management does not believe that the resolution of any of these matters either individually or in the aggregate will have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, from time to time, we are party to various lawsuits, claims and other legal proceedings for which third parties, such as our tenants, are contractually obligated to indemnify, defend and hold us harmless. In some of these matters, the indemnitors have insurance for the potential damages. In other matters, we are being defended by tenants who may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us. The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors' ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, financial condition, results of operations or liquidity. It is management's opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect. Despite management's view of the ultimate resolution of these legal proceedings, we may have significant legal expenses and costs associated with the defense of such matters. Further, management cannot predict the outcome of these legal proceedings and if management's expectation regarding such matters is not correct, such proceedings could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NYSE under the symbol "EPRT". As of February 19, 2021, there were 157 holders of record of the 106,934,874 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Distributions
We have made and intend to continue to make quarterly cash distributions to our common stockholders. In particular, in order to maintain our qualification for taxation as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. However, any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under the Revolving Credit Facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends. Agreements relating to our indebtedness, including our Master Trust Funding Program and our revolving and term loan credit facilities, limit and, under certain circumstances, could eliminate our ability to make distributions.  See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Certain Debt."
We have determined that, for federal income tax purposes, approximately 59.0% of the distributions paid for the 2020 tax year represented taxable income and 41.0% represented a return of capital.
Issuer Purchases of Equity Securities
During the year ended December 31, 2020, the Company did not repurchase any of its equity securities.
Stock Performance Graph
The following performance graph and related table compare, for the period from June 21, 2018 (the first day our common stock was traded on the NYSE) through December 31, 2020, the cumulative total stockholder return on our common stock with that of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the FTSE NAREIT All Equity REITs index ("FNER"). The graph and related table assume $100.00 was invested on June 21, 2018 and assumes the reinvestment of all dividends. The historical stock price performance reflected in the graph and related table is not necessarily indicative of future stock price performance.

Essential Properties Realty Trust, Inc.

Ticker / Index	6/21/2018	6/30/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020
EPRT	100.00	99.27	103.16	153.26	193.63	119.31	175.07
S&P 500	100.00	98.86	92.65	112.12	126.83	121.72	147.49
FNER	100.00	101.35	94.04	110.07	116.57	97.92	105.02
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
Equity Compensation Plan Information
The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 6. Selected Financial Data.
The following tables set forth selected consolidated financial and other information of the Company as of and for the years ended December 31, 2020, 2019, 2018 and 2017 and for the period from March 30, 2016 (Commencement of Operations) to December 31, 2016. The tables should be read in conjunction with our consolidated financial statements and the notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

Operating Data:					Period from March 30, 2016 (Commencement of Operations) to December 31, 2016
	Year ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017
Revenues:
Rental revenue	$155,792	$135,670	$94,944	$53,373	$15,271
Interest on loans and direct financing lease receivables	8,136	3,024	656	293	161
Other revenue	81	663	623	783	88
Total revenues	164,009	139,357	96,223	54,449	15,520
Expenses:
General and administrative	24,444	21,745	13,762	8,775	4,321
Property expenses	3,881	3,070	1,980	1,547	533
Depreciation and amortization	59,446	42,745	31,352	19,516	5,428
Provision for impairment of real estate	8,399	2,918	4,503	2,377	1,298
Provision for loan losses	830	—	—	—	—
Total expenses	97,000	70,478	51,597	32,215	11,580
Other operating income:
Gain on dispositions of real estate, net	5,821	10,932	5,445	6,748	871
Income from operations	72,830	79,811	50,071	28,982	4,811
Other (loss)/income:
Loss on repayment and repurchase of secured borrowings	(924)	(5,240)	—	—	—
Interest expense	(29,651)	(27,037)	(30,192)	(22,574)	(987)
Interest income	485	794	930	49	3
Income before income tax expense	42,740	48,328	20,809	6,457	3,827
Income tax expense	212	303	195	161	77
Net income	42,528	48,025	20,614	6,296	3,750
Net income attributable to non-controlling interests	(255)	(6,181)	(5,001)	—	—
Net income attributable to stockholders and members	$42,273	$41,844	$15,613	$6,296	$3,750

	Year ended December 31,		Period from June 25, 2018 to December 31, 2018
	2020	2019
Basic net income per share	$0.44	$0.65	$0.26
Diluted net income per share	0.44	0.63	0.26
Cash dividends declared per share	0.93	0.88	0.43

Consolidated Balance Sheet Data:
	December 31,
(In thousands)	2020	2019	2018	2017	2016
Total real estate investments, at cost	$2,359,395	$1,908,919	$1,377,044	$932,174	$455,008
Total real estate investments, net	2,223,298	1,818,848	1,325,189	907,349	448,887
Net investments	2,392,576	1,912,243	1,342,694	914,247	452,546
Cash and cash equivalents	26,602	8,304	4,236	7,250	1,825
Restricted cash	6,388	13,015	12,003	12,180	10,097
Total assets	2,488,802	1,975,447	1,380,900	942,220	466,288
Secured borrowings, net of deferred financing costs	171,007	235,336	506,116	511,646	272,823
Unsecured term loans, net of deferred financing costs	626,272	445,586	—	—	—
Notes payable to related party	—	—	—	230,000	—
Revolving credit facility	18,000	46,000	34,000	—	—
Intangible lease liabilities, net	10,168	9,564	11,616	12,321	16,385
Total liabilities	906,854	773,334	569,859	760,818	291,638
Total stockholders'/members' equity	1,574,758	1,194,450	562,179	181,402	174,650
Non-controlling interests	7,190	7,663	248,862	—	—

Other Data:					Period from March 30, 2016 (Commencement of Operations) to December 31, 2016
	Year ended December 31,
(In thousands)	2020	2019	2018	2017
FFO (1)	$104,415	$82,660	$51,007	$21,438	$9,605
Core FFO (1)	106,688	90,648	51,007	21,438	9,605
AFFO (1)	106,995	86,251	48,442	20,337	8,579
EBITDA (1)	131,352	117,316	81,423	48,498	10,239
EBITDAre (1)	133,931	109,302	80,481	44,127	10,666

	December 31,
(Dollar amounts in thousands)	2020	2019	2018	2017	2016
Net debt (2)	$821,193	$713,784	$532,881	$733,511	$278,609
Number of investment property locations	1,181	1,000	677	508	344
Occupancy	99.7%	100.0%	100.0%	98.8%	96.8%
 __________________________________________________________
(1)FFO, Core FFO, AFFO, EBITDA and EBITDAre are non-GAAP financial measures. For definitions of these measures and reconciliations of these measures to net income, the most directly comparable GAAP financial measure, and a statement of why our management believes the presentation of these measures provides useful information to investors and any additional purposes for which management uses these measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."
(2)Net debt is a non-GAAP financial measure. For a definition of this measure and a reconciliation of this measure to total debt, the most directly comparable GAAP financial measure, and a statement of why our management believes the presentation of this measure provides useful information to investors and any additional purposes for which management uses this measure, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this report, as well as the "Selected Financial Data" and "Business" sections of this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should read "Item 1A. Risk Factors" and the "Special Note Regarding Forward‑Looking Statements" sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward‑looking statements.
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant's sales and profits. As of December 31, 2020, 95.1% of our $184.0 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2020 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We have assembled a diversified portfolio using a disciplined strategy that focuses on properties leased to tenants in businesses such as:
•Car washes,
•Restaurants (primarily quick service restaurants),
•Early childhood education
•Medical and dental services,
•Convenience stores,
•Automotive services,
•Equipment rental,
•Entertainment and
•Health and fitness
We believe that, in general, properties leased to tenants in these businesses and similar businesses are essential to the generation of the tenants' sales and profits. We also believe that these business have favorable growth potential and, because of their nature they are more insulated from e-commerce pressure than many other businesses.
We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify.
We completed our IPO in June 2018. Our common stock is listed on the New York Stock Exchange under the symbol "EPRT".
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2020, we had a portfolio of 1,181 properties (inclusive of two undeveloped land parcels and 115 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $184.0 million and was 99.7% occupied. Our portfolio was built based on the following core investment attributes:
•Diversified Portfolio
•Long Lease Term
•Significant use of Master Leases
•Healthy Rent Coverage Ratio and Tenant Financial Reporting
•Contractual Base Rent Escalations
•Significant use of Sale-Leaseback Investments
•Smaller, Low Basis Single-Tenant Properties
We generally lease each of our properties to a single tenant on a triple-net, long-term basis, and we generate our cash from operations primarily through the monthly lease payments, or base rent we receive from the tenants that occupy our properties.
Substantially all our leases provide for periodic contractual rent escalations. As of December 31, 2020, leases contributing 99.2% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1% to 4%, with a weighted average annual escalation equal to 1.5% of base rent. As of December 31, 2020, leases contributing 94.1% of annualized base rent were triple-net, which means that our tenant is responsible for all operating expenses, such as maintenance, insurance, utility and tax, related to the leased property (including any increases in those costs that may occur as a result of inflation). Our remaining leases were "double net," where the tenant is responsible for certain expenses, such as taxes and insurance, but we retain responsibility for other expenses, generally related to maintenance and structural component replacement that may be required at such leased properties. Also, we incur property-level expenses associated with our vacant properties and we occasionally incur nominal property-level expenses that are not paid by our tenants, such as the costs of periodically making site inspections of our properties. We do not currently anticipate incurring significant capital expenditures or property costs. Since our properties are predominantly single-tenant properties, which are generally subject to long-term leases, it is not necessary for us to perform significant ongoing leasing activities with respect to our properties. As of December 31, 2020, the weighted average remaining term of our leases was 14.5 years (based on annualized base rent), excluding renewal options that have not been exercised, with 4.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026. Renewal options are exercisable at the option of our tenants upon expiration of their base lease term. Our leases providing for tenant renewal options generally provide for periodic contractual rent escalations during any renewed term that are similar to those applicable during the initial term of the lease.
As of December 31, 2020, 61.1% of our annualized base rent was attributable to master leases, where we have leased multiple properties to a tenant under a master lease. Since properties are generally leased under a master lease on an "all or none" basis, the structure prevents a tenant from "cherry picking" locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.
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
The impact of the pandemic is rapidly evolving. It continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. The pandemic has adversely affected our tenants’ ability to meet their financial obligations to us (including the payment of rent and deferred rent), exposed us to increased risk of tenant default or bankruptcy, and impaired the value of certain of our properties. The pandemic has caused a large number of our tenants, to suspend or reduce their operations, which has adversely affected their ability to pay rent to us. As of December 31, 2020, we granted tenant-requested rent deferrals relating to approximately $18.5 million of rent, representing 10% of our annualized base rent as of December 31, 2020. During the year ended December 31, 2020, we collected substantially all of the $2.6 million in deferred rent we were owed from tenants where repayment was anticipated.
The adverse impacts of the pandemic and the responses designed to mitigate its effects (such as local, state, regional or national lockdowns or other limitations on business activities) have varied, and likely will continue to vary, by geography. It is possible that our properties and tenants located in certain areas will be more adversely affected than our properties and tenants located in other areas. While our properties are diversified by geography, our business includes substantial holdings in the following states as of December 31, 2020 (based on annualized base rent): Texas (14.9%), Georgia (9.6%), Florida (6.1%), Arkansas (4.8%) and Ohio (4.1%). If the pandemic surges in these states or other areas from which we derive significant revenue, the adverse impact of the pandemic on us and our tenants would likely increase.
Similarly, as of December 31, 2020, leases representing approximately 20.0% of our annualized base rent were with tenants in industries that have been particularly adversely affected by the COVID-19 pandemic, including casual and family dining (7.8% of annualized base rent), health and fitness (5.2% of annualized base rent), entertainment (3.4% of annualized base rent), movie theaters (2.3% of annualized base rent) and home furnishings (1.3% of annualized base rent).See “Our Real Estate Investment Portfolio—Diversification by Industry” and “—Diversification by Geography,” below for additional information about our exposure to various states and industries.
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
One of our main operating functions is our proactive asset management approach. Accordingly, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position, and, where appropriate, negotiate rent deferrals or other concessions. As noted above, as of December 31, 2020, we granted tenant-requested rent deferrals relating to approximately $18.5 million of rent, which represents 10% of our annualized base rent as of December 31, 2020. These rent deferrals were negotiated on a tenant-by-tenant basis and, in general, allow a tenant to defer all or a portion of its rent for 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent.
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
Liquidity and Capital Resources
As of December 31, 2020, we had $2.4 billion of net investments in our investment portfolio, consisting of investments in 1,181 properties (inclusive of two undeveloped land parcels and 115 properties which secure our investments in mortgage loans receivable), with annualized base rent of $184.0 million. Substantially all of our cash from operations is generated by our investment portfolio.
Our liquidity requirements for operating our Company consist primarily of the funds necessary to pay principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of operating our business and managing our portfolio. The occupancy level of our portfolio is high, just below 100% and because of substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with our properties. When a property becomes vacant because the existing tenant has vacated the property due to default or at the expiration of the lease term the existing tenant did not renew their lease and we had not re-leased the property, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a substitute tenant or to sell the property. As of December 31, 2020, only three properties were vacant, less than 1% of our portfolio, and all remaining properties were subject to a lease (excluding two undeveloped land parcels), which represents a 99.7% occupancy rate. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to acquire real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with nine properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for specified contractually payments of interest or increased rent that generally increases in proportion with our level of funding. As of December 31, 2020, we had agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $61.9 million, and, as of such date, we had funded $45.6 million of this commitment. We expect to fund the balance of such commitment by December 31, 2021.
Additionally, as of February 19, 2021, we were under contract to acquire 21 properties with an aggregate purchase price of $51.9 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility, and potentially through proceeds generated from our ATM program which has approximately $170.7 million remaining.
Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our revolving credit and term loan facilities, future financings, sale of common stock under our ATM Program, proceeds from the sale of the properties in our portfolio and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our portfolio that is unencumbered, borrowing restrictions imposed by our existing debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our investment in single tenant properties and thereby grow our cash flows.
An additional liquidity need is funding the required level of distributions that are among the requirements for us to continue to qualify for taxation as a REIT. During the year ended December 31, 2020, our board of directors declared total cash distributions of $0.93 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the year ended December 31, 2020, we paid $86.5 million of distributions to common stockholders and OP Unit holders, and as of December 31, 2020, we recorded $25.7 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital is provided through our use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on a secured or unsecured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in our management of our existing portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows necessary to service for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on our leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less unrestricted cash and cash held for the benefit of lenders) that is less than six times our annualized adjusted EBITDAre is prudent for the real estate company like ours.
As of December 31, 2020, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 4.7 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program, although we have no plans to currently do so. Future sources of debt capital may also include term borrowings from insurance companies, banks and other sources, mortgage financing of a single-asset or portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our investment objectives and growth goals. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at December 31, 2020, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

Description of Certain Debt
The following table summarizes our outstanding indebtedness as of December 31, 2020 and 2019:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	250,000	3.0%	3.1%
Revolving Credit Facility	April 2023	18,000	46,000	1.4%	3.1%
Secured borrowings:
Series 2017-1 Notes	June 2047	173,193	239,102	4.2%	4.2%
Total principal outstanding		$821,193	$735,102	3.3%	3.5%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.

Unsecured Revolving Credit Facility and April 2019 Term Loan
Through our Operating Partnership, we are party to an Amended Credit Agreement with a group of lenders, which provides for revolving loans of up to $400.0 million (the "Revolving Credit Facility") and up to an additional $200.0 million in term loans (the "April 2019 Term Loan").
The Revolving Credit Facility matures on April 12, 2023, with an extension option of up to one year exercisable by the Operating Partnership, subject to certain conditions, and the April 2019 Term Loan matures on April 12, 2024. The loans under each of the Revolving Credit Facility and the April 2019 Term Loan initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the April 2019 Term Loan). The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin initially is a spread set according to a leverage-based pricing grid. At the Operating Partnership's election, on and after receipt of an investment grade corporate credit rating from S&P or Moody's, the applicable margin will be a spread set according to the credit ratings provided by S&P and/or Moody's. Each of the Revolving Credit Facility and the April 2019 Term Loan is freely pre-payable at any time and is mandatorily payable if borrowings exceed the borrowing base or the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the April 2019 Term Loan. The Operating Partnership is required to pay revolving credit fees throughout the term of the Revolving Credit Agreement based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody's, and which rate shall be based on the corporate credit rating from S&P and/or Moody's after the time, if applicable, we receive such a rating. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200.0 million.
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

November 2019 Term Loan
On November 26, 2019, we, through our Operating Partnership, entered into a $430.0 million term loan credit facility (the "November 2019 Term Loan") with a group of lenders. The November 2019 Term Loan provides for term loans to be drawn up to an aggregate amount of $430.0 million with a maturity of November 26, 2026. The loans under the November 2019 Term Loan are available to be drawn in up to three draws during the six-month period beginning on November 26, 2019. In December 2019, we made an initial borrowing of $250.0 million available under the November 2019 Term Loan and in March 2020 we borrowed the remaining $180.0 million available under the November 2019 Term Loan.
Borrowings under the November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus the applicable margin. The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership's irrevocable election, on and after receipt of an investment grade corporate credit rating from S&P or Moody's, the applicable margin will be a spread set according to our corporate credit ratings provided by S&P and/or Moody's. The November 2019 Term Loan is pre-payable at any time by the Operating Partnership, provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
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
Master Trust Funding Program
SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the "Master Trust Issuers"), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the "Notes") with an aggregate outstanding gross principal balance of $173.2 million as of December 31, 2020. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties owned by the Master Trust Issuers and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).
Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the "Series 2016-1 Notes"), which were repaid in full in November 2019 and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the "Series 2017-1 Notes"), with an aggregate outstanding principal balance of $173.2 million as of December 31, 2020. The Notes are the joint obligations of all Master Trust Issuers.
Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of December 31, 2020, we had pledged 258 properties, with a net investment amount of $399.7 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.

Absent a plan to issue additional long-term debt through the Master Trust Funding Program, we are not required to add assets to, or substitute collateral in, the existing collateral pool. We can voluntarily elect to substitute assets in the collateral pool, subject to meeting prescribed conditions that are designed to protect the collateral pool by requiring the substitute assets to be of equal or greater measure in attributes such as: the asset's fair value, monthly rent payments, remaining lease term and weighted average coverage ratios. In addition, we can sell underperforming assets and reinvest the proceeds in new properties. Any substitutions and sales are subject to an overall limitation of 35% of the collateral pool which is typically reset at each new issuance unless the substitution or sale is credit- or risk-based, in which case there are no limitations.
A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended December 31, 2020, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $5.1 million on cash collections of $8.5 million, which represents a debt service coverage ratio (as defined in the program documents) of 2.27x. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25x, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15x, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.
The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of December 31, 2020. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.
The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount.
An event of default will occur under the Master Trust Funding Program if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in complying with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of December 31, 2020, we were in material compliance with all such covenants.
As of December 31, 2020, scheduled principal repayments on the Notes issued under the Master Trust Funding Program during 2021 were $4.1 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.
Cash Flows
Comparison of the years ended December 31, 2020 and 2019
As of December 31, 2020, we had $26.6 million of cash and cash equivalents and $6.4 million of restricted cash as compared to $8.3 million and $13.0 million, respectively, as of December 31, 2019.
Cash Flows for the year ended December 31, 2020
During the year ended December 31, 2020, net cash provided by operating activities was $99.4 million as compared $88.6 million during the same period in 2019, an increase of approximately $10.8 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases, and the collectability of such rent and our operating expenses and other general and administrative costs. Cash inflows during 2020 related to net income adjusted for non-cash items of $107.2 million (net income of $42.5 million adjusted for non-cash items, including adding back depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repayment of secured borrowings, provision for impairment of real estate, and subtracting gains on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, which in aggregate net to an addition of $64.7 million) and an increase in accrued liabilities and other payables of $4.2 million. These net cash inflows were offset by an outflow related to the increase in rent receivables, prepaid expenses and other assets of $12.1 million. The increase in net cash provided by operating activities was primarily by the increased size of our investment portfolio.
Net cash used in investing activities during the year ended December 31, 2020 was $545.5 million as compared to $607.8 million in the same period in 2019, a decrease of approximately $62.3 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities during 2020 included $541.3 million to fund investments in real estate, including capital expenditures, $14.4 million to fund construction in progress, $60.5 million of investments in loans receivable and $12.9 million paid to tenants as lease incentives. These cash outflows were partially offset by $82.9 million of proceeds from sales of investments, net of disposition costs and $0.3 million of principal collections on our loans and direct financing lease receivables. The increase in net cash used in investing was primarily due to our increased level of investments in real estate and loans receivables offset by increased asset sales.
Net cash provided by financing activities was $457.8 million during the year ended December 31, 2020 as compared to $524.4 million in the same period in 2019, a decrease of approximately $66.6 million. Our net cash provided by financing activities in 2020 related to cash inflows of $461.0 million from the issuance of common stock in follow-on equity offerings and through our ATM Program, $87.0 million of borrowings under the Revolving Credit Facility and $180.0 million of borrowings under the November 2019 Term Loan. These cash inflows were partially offset by a $65.9 million outflow related to principal payments on our Master Trust Funding notes, $115.0 million of repayments on the Revolving Credit Facility, the payment of $86.5 million in dividends, $2.8 million of offering costs paid related to our follow-on offerings and the ATM Program and the payment of deferred financing costs of approximately $25,000. The decrease in net cash provided by financing activities was due to our net borrowings being reduced during the year by nearly $100 million and increased dividends of approximately $22.6 million, offset by our increase proceeds from the issuance of stock of approximately $50 million.
Cash Flows for the year ended December 31, 2019
During the year ended December 31, 2019, net cash provided by operating activities was $88.6 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases, and the collectability of such rent and our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $86.1 million (net income of $48.0 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gains on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, of $38.1 million), an increase in accrued liabilities and other payables of $1.2 million and a decrease in rent receivables, prepaid expenses and other assets of $1.2 million.
Net cash used in investing activities during the year ended December 31, 2019 was $607.8 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $570.0 million to fund investments in real estate, including capital expenditures, $17.9 million to fund construction in progress, $94.6 million of investments in loans receivable and $2.1 million paid to tenants as lease incentives. These cash outflows were partially offset by $66.8 million of proceeds from sales of investments, net of disposition costs and $9.5 million of principal collections on our direct financing lease receivables.
Net cash provided by financing activities of $524.4 million million during the year ended December 31, 2019 related to cash inflows of $411.6 million from the issuance of common stock in our follow-on offering and through our ATM program, $459.0 million of borrowings under the Revolving Credit Facility, $450.0 million of combined borrowings under the April 2019 Term Loan and November 2019 Term Loan and $1.7 million of principal collected on repurchased Master Trust Funding Notes. These cash inflows were partially offset by a net $277.4 million outflow related to principal payments and the repurchase and subsequent repayment of Master Trust Funding notes, payment of deferred financing costs of $6.1 million related to the Amended Credit Agreement, $447.0 million of repayments on the Revolving Credit Facility, the payment of $63.9 million in dividends and $1.8 million of offering costs related to our follow-on offering and the ATM Program.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2020.
Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2020:

	Payment due by period
(in thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Secured Borrowings—Principal	$173,193	$4,083	$8,804	$160,305	$—
Secured Borrowings—Fixed Interest (1)	24,372	7,183	13,844	3,345	—
Unsecured Term Loans	630,000	—	—	200,000	430,000
Revolving Credit Facility	18,000	—	18,000	—	—
Tenant Construction Financing and Reimbursement Obligations (2)	16,264	16,264	—	—	—
Operating Lease Obligations (3)	20,539	1,471	2,621	1,885	14,562
Total	$882,368	$29,002	$43,269	$365,535	$444,562
_________________________________________________________
(1)Includes interest payments on outstanding indebtedness issued under our Master Trust Funding Program through the anticipated repayment dates.
(2)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually-specified rent that generally increases proportionally with our funding.
(3)Includes of $17.5 million rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures, as adjusted for our growth.
We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax for the year ended December 31, 2020, if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.
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
Real Estate Investments
Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant's lease. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Factors we consider in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 12 months. The fair value of above- or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases.
In making estimates of fair values for purposes of allocating purchase price, we use a number of sources, including real estate valuations prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, e.g., location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant's business. Additionally, we consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount and fair value less estimated selling costs. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on our operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations for all applicable periods.
Allowance for Loan Losses
Prior to the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), we periodically evaluated the collectability of our loans receivable, including accrued interest, by analyzing the underlying property level economics and trends, collateral value and quality and other relevant factors in determining the adequacy of its allowance for loan losses. A loan was determined to be impaired when, in management’s judgment based on current information and events, it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses were provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeded the estimated fair value of the underlying collateral less disposition costs. As of December 31, 2019, we had no allowance for loan losses recorded in our consolidated financial statements.
On January 1, 2020, we adopted ASC 326 on a prospective basis. ASC 326 changed how we account for credit losses for all of our loans receivable and direct financing lease receivables. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model. Upon adoption of ASC 326, we recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netted against loans and direct financing receivables on our consolidated balance sheet. Under ASC 326, we are required to re-evaluate the expected loss of our loans and direct financing lease receivable portfolio at each balance sheet date. As of December 31, 2020, we recorded an allowance for loan losses of $1.0 million. Changes in our allowance for loan losses are presented within provision for loan losses in our consolidated statements of operations.
In connection with our adoption of ASC 326 on January 1, 2020, we implemented a new process including the use of loan loss forecasting models. We have used the loan loss forecasting model for estimating expected lifetime credit losses, at the individual asset level, for our loans and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of loan and global assumptions.
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
We also evaluate each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivables.
Our allowance for loan losses is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate assets securing our loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans and direct financing leases during their anticipated term.

Impairment of Long-Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations, because recording an impairment loss results in an immediate negative adjustment to the consolidated statements of operations.
Adjustment to Rental Revenue for Tenant Credit/Allowance for Doubtful Accounts
We continually review receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Prior to January 1, 2019, if the collectability of a receivable was in doubt, the accounts receivable and straight-line rent receivable balances were reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable was recorded in the consolidated statements of operations. The provision for doubtful accounts was included in property expenses in our consolidated statements of operations. If the accounts receivable balance or straight-line rent receivable balance was subsequently deemed to be uncollectible, such receivable amounts were written-off to the allowance for doubtful accounts.
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
Certain of our properties are subject to leases that provide for contingent rent based on a percentage of the tenant's gross sales. For these leases, we recognize contingent rental revenue when the threshold upon which the contingent lease payment is based is actually reached.
Equity-Based Compensation
From time to time, we grant shares of restricted common stock and restricted share units ("RSUs") to our directors, executive officers and other employees that vest over multiple periods, subject to the recipient's continued service. Additionally, we also granted performance-based RSUs to our executive officers, the final number of which is determined based on market and subjective performance conditions and which vest over a multi-year period, subject to the recipient's continued service. We account for the restricted common stock and RSUs in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation be recognized in the financial statements based on their estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the requisite service periods. We recognize compensation expense for equity-based compensation using the straight-line method based on the terms of the individual grant. Forfeitures of equity-based compensation awards, if any, are recognized as they occur.
Variable Interest Entities
The FASB provides guidance for determining whether an entity is a variable interest entity (a "VIE"). VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.
Following the completion of the Formation Transactions, we concluded that the Operating Partnership is a VIE of which we are the primary beneficiary, as we have the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of our assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on our consolidated balance sheet as of December 31, 2020.
Recently Issued Accounting Pronouncements
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. We adopted ASU 2017-12 while accounting for our interest rate swaps. As we did not have other derivatives outstanding at time of adoption, no prior period adjustments were required. Pursuant to the provisions of

ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness. Instead, we recognize the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.
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
In April 2020, the Financial Accounting Standards Board ("FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We made this election and account for rent deferrals by increasing our rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $12.4 million of deferrals being recognized in rental revenues for the year ended December 31, 2020 . Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. We continue to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and record an adjustment to rental income for tenant credit for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, we reviewed all amounts recognized on a tenant-by-tenant basis for collectability.
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

Results of Operations
The following discusses our results of operations for the year ended December 31, 2020, as compared to our results of operations for the year ended December 31, 2019. A discussion of the changes in our results of operations for the year ended December 31, 2019, as compared to our results of operations for the year ended December 31, 2018 has been omitted from this Annual Report but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2019 and 2018 in our annual report for the year ended December 31, 2019.
Comparison of the years ended December 31, 2020 and 2019

	Year ended December 31,
(dollar amounts in thousands)	2020	2019	Change	%
Revenues:
Rental revenue	$155,792	$135,670	$20,122	14.8%
Interest income on loans and direct financing lease receivables	8,136	3,024	5,112	169.0%
Other revenue, net	81	663	(582)	(87.8)%
Total revenues	164,009	139,357	24,652	17.7%
Expenses:
General and administrative	24,444	21,745	2,699	12.4%
Property expenses	3,881	3,070	811	26.4%
Depreciation and amortization	59,446	42,745	16,701	39.1%
Provision for impairment of real estate	8,399	2,918	5,481	187.8%
Provision for loan losses	830	—	830	100.0%
Total expenses	97,000	70,478	25,692	36.5%
Other operating income:
Gain on dispositions of real estate, net	5,821	10,932	(5,111)	(46.8)%
Income from operations	72,830	79,811	(6,981)	(8.7)%
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings	(924)	(5,240)	4,316	(82.4)%
Interest expense	(29,651)	(27,037)	(2,614)	9.7%
Interest income	485	794	(309)	(38.9)%
Income before income tax expense	42,740	48,328	(5,588)	(11.6)%
Income tax expense	212	303	(91)	(30.0)%
Net income	42,528	48,025	(5,497)	(11.4)%
Net income attributable to non-controlling interests	(255)	(6,181)	5,926	(95.9)%
Net income attributable to stockholders and members	$42,273	$41,844	$429	1.0%
Revenues:
Rental revenue. Rental revenue increased by $20.1 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in revenues was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 1,000 properties, representing $1.9 billion in net investments in real estate, as of December 31, 2019 to 1,181 properties, representing $2.4 billion in net investments in real estate, as of December 31, 2020. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2020 on acquisitions that were made during 2019 and 2020. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our leases.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $5.1 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to our investments in loans receivable beginning in 2019 and additional investments in loans receivable during 2020, which led to a higher average daily balance of loans receivable outstanding during year ended December 31, 2020.
Other revenue. Other revenue for the year ended December 31, 2020, decreased by approximately $0.6 million, as compared to the year ended December 31, 2019, primarily due to the receipt of lease termination fees from former tenants during the year ended December 31, 2019. No lease termination income was recorded during the year ended December 31, 2020.
Expenses:
General and administrative expenses. General and administrative expenses increased $2.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase in general and administrative expenses was primarily due to the increase of personnel due to operating our larger real estate portfolio, including increased equity-based compensation expense, legal fees and directors' fees.
Property expenses. Property expenses increased by $0.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in property expenses was primarily due to increased reimbursable costs, insurance expenses and operational costs during the year ended December 31, 2020.
Depreciation and amortization expense. Depreciation and amortization expense increased by $16.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Depreciation and amortization expense increased in proportion to the general increase in the size of our real estate portfolio.
Provision for impairment of real estate. Impairment charges on real estate investments were $8.4 million and $2.9 million, for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, we recorded a provision for impairment of real estate at 17 and 8 of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $5.1 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. We disposed of 49 real estate properties during the year ended December 31, 2020, compared to 37 real estate properties during the year ended December 31, 2019.
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings. Loss on repayment and repurchase of secured borrowings of $0.9 million during the year ended December 31, 2020 relates to the write-off of deferred financing costs upon our repayment of Class A Series 2017-1 Notes at par value. During the year ended December 31, 2019, we recorded a loss on repurchase Series 2016-1 Notes of $5.2 million, which includes the premium paid on the repurchase, the write-off of deferred financing costs and other associated legal expenses. Furthermore, the repurchased notes were subsequently canceled and the Series 2016-1 Notes that remained outstanding were fully repaid in November 2019. This repayment and repurchase were accounted for as debt extinguishments.
Interest expense. Interest expense increased by $2.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase in interest expense was primarily due to an increase to debt held during the year ended December 31, 2020 compared to the year ended December 31, 2019. In March 2020, the Company borrowed the remaining amount of $180.0 million available under its November 2019 Term Loan and used the proceeds to acquire new investments and general corporate purposes.

Interest income. Interest income decreased by $0.3 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in interest income was primarily due lower daily cash balances and interest rates compared to the year ended December 31, 2019.
Income tax expense. Income tax expense decreased by $0.1 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
Non-GAAP Financial Measures
Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: funds from operations ("FFO"), core funds from operations ("Core FFO"), adjusted funds from operations ("AFFO"), earnings before interest, taxes, depreciation and amortization ("EBITDA"), EBITDA further adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses ("EBITDAre"), adjusted EBITDAre, annualized adjusted EBITDAre, net debt, net operating income ("NOI") and cash NOI ("Cash NOI"). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.
We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO is used by management, and may be useful to investors and analysts, to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains and losses on sales (which are dependent on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions).
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income	$42,528	$48,025	$20,614
Depreciation and amortization of real estate	59,309	42,649	31,335
Provision for impairment of real estate	8,399	2,918	4,503
Gain on dispositions of real estate, net	(5,821)	(10,932)	(5,445)
FFO attributable to stockholders and members and non-controlling interests	104,415	82,660	51,007
Other non-recurring expenses (1)(2)	2,273	7,988	—
Core FFO attributable to stockholders and members and non-controlling interests	106,688	90,648	51,007
Adjustments:
Straight-line rental revenue, net	(11,905)	(12,215)	(8,214)
Non-cash interest	2,040	2,738	2,798
Non-cash compensation expense	5,427	4,546	2,440
Other amortization expense	3,854	815	495
Other non-cash charges	829	9	84
Capitalized interest expense	(228)	(290)	(225)
Transaction costs	291	—	57
AFFO attributable to stockholders and members and non-controlling interests	$106,995	$86,251	$48,442
_____________________________________
(1)Includes non-recurring expenses of approximately $39,000 related to reimbursement of executive relocation costs, $1.1 million for severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers, $0.2 million of non-recurring recruiting costs, and our $0.9 million loss on repayment of secured borrowings during the year ended December 31, 2020.
(2)Includes non-recurring expenses of $2.4 million for costs and charges incurred in connection with the Eldridge secondary offering, $5.2 million loss on repayment and repurchase of secured borrowings and $0.3 million for a provision for settlement of litigation during the year ended December 31, 2019.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income	$42,528	$48,025	$20,614
Depreciation and amortization	59,446	42,745	31,352
Interest expense	29,651	27,037	30,192
Interest income	(485)	(794)	(930)
Income tax expense	212	303	195
EBITDA attributable to stockholders and members and non-controlling interests	131,352	117,316	81,423
Provision for impairment of real estate	8,399	2,918	4,503
Gain on dispositions of real estate, net	(5,821)	(10,932)	(5,445)
EBITDAre attributable to stockholders and members and non-controlling interests	$133,931	$109,302	$80,481
We further adjust EBITDAre for the most recently completed quarter i) based on an estimate calculated as if all re-leasing, investment and disposition activity that took place during the quarter had been made on the first day of the quarter, ii) to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and iii) to eliminate the impact of lease termination fees and contingent rental revenue from certain of our tenants, which is subject to sales thresholds specified in the applicable leases ("Adjusted EBITDAre"). We then annualize quarterly Adjusted EBITDAre by multiplying it by four ("Annualized Adjusted EBITDAre"), which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter. You should not unduly rely on this measure, as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre.
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended December 31, 2020:

(in thousands)	Three months ended December 31, 2020
Net income	$5,705
Depreciation and amortization	19,004
Interest expense	7,764
Interest income	(52)
Income tax expense	56
EBITDA attributable to stockholders and members and non-controlling interests	32,475
Provision for impairment of real estate	3,319
Gain on dispositions of real estate, net	(1,850)
EBITDAre attributable to stockholders and members and non-controlling interests	33,944
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	4,681
Adjustment to exclude other non-recurring expenses	2,826
Adjustment to exclude lease termination fees and certain percentage rent (2)	—
Adjusted EBITDAre attributable to stockholders and members and non-controlling interests	$41,451

Annualized Adjusted EBITDAre attributable to stockholders and members and non-controlling interests	$165,805
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments and dispositions of real estate investments made during the three months ended December 31, 2020 had occurred on October 1, 2020.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2020	2019
Secured borrowings, net of deferred financing costs	$171,007	$235,336
Unsecured term loan, net of deferred financing costs	626,272	445,586
Revolving credit facility	18,000	46,000
Total debt	815,279	726,922
Deferred financing costs, net	5,914	8,181
Gross debt	821,193	735,103
Cash and cash equivalents	(26,602)	(8,304)
Restricted cash deposits held for the benefit of lenders	(6,388)	(13,015)
Net debt	$788,203	$713,784
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and members and non-controlling interests:

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income	$42,528	$48,025	$20,614
General and administrative expense	24,444	21,745	13,762
Depreciation and amortization	59,446	42,745	31,352
Provision for impairment of real estate	8,399	2,918	4,503
Provision for loan losses	830	—	—
Gain on dispositions of real estate, net	(5,821)	(10,932)	(5,445)
Loss on repayment and repurchase of secured borrowings	924	5,240	—
Interest expense	29,651	27,037	30,192
Interest income	(485)	(794)	(930)
Income tax expense	212	303	195
NOI attributable to stockholders and members and non-controlling interests	160,128	136,287	94,243
Straight-line rental revenue, net	(11,905)	(12,215)	(8,214)
Other amortization and non-cash charges	3,854	815	495
Cash NOI attributable to stockholders and members and non-controlling interests	$152,077	$124,887	$86,524

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

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	250,000	3.0%	3.1%
Revolving Credit Facility	April 2023	18,000	46,000	1.4%	3.1%
Secured borrowings:
Series 2017-1 Notes	June 2047	173,193	239,102	4.2%	4.2%
Total principal outstanding		$821,193	$735,102	3.3%	3.5%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.
We have fixed the interest rates on the term loan facilities' variable-rates through the use of interest rate swap agreements. At December 31, 2020, our aggregate liability in the event of the early termination of our swaps was $40.2 million. At December 31, 2020, a 100-basis point increase of the interest rate on this facility would increase our related interest costs by approximately $4.0 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by approximately $4.0 million per year.
Additionally, our borrowings under the Revolving Credit Facility bear interest at an annual rate equal to LIBOR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100-basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $0.2 million as of December 31, 2020.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2020:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$173,193	$176,382
 _______________________________________________________________
(1)Excludes net deferred financing costs of $2.2 million.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Essential Properties Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Essential Properties Realty Trust, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’/members’ equity and cash flows, for each of the three years in the period ended December 31, 2020 of Essential Properties Realty Trust, Inc. and Essential Properties Realty Trust, Inc. Predecessor (the “Company”), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021, expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 and 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

Description of the Matter
At December 31, 2020, the Company’s real estate investments totaled approximately $2.2 billion. As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable. For the year ended December 31, 2020, the Company recognized a $8.4 million provision for impairment of real estate.

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

To test the Company’s accounting for impairment of real estate investments, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses. In certain cases, we involved our valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical data and observable market-specific data. We assessed the precision of management’s process to develop certain assumptions by comparing current assumptions to historical trends. We also performed sensitivity analyses of significant assumptions to evaluate the changes in estimated future cash flows that would result from changes in the assumptions. In addition, we assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions utilized by management.

Purchase Price Allocation for Acquired Real Estate Investments

Description of the Matter
During 2020, the Company acquired 208 properties for an aggregate purchase price of $526.3 million. As described in Notes 2 and 3 to the consolidated financial statements, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities based on their relative fair values.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s processes to determine the fair value of the assets and liabilities acquired for purposes of allocating the purchase price. This included testing of controls over management’s review of the significant assumptions and data inputs utilized in the underlying fair value determinations.

To test the Company’s allocation of purchase price for real estate investments, we involved our real estate valuation specialists and performed audit procedures that included, among others, evaluating the valuation methodologies employed and the significant assumptions utilized to determine the fair value of the acquired tangible and identified intangible assets and liabilities. We compared significant assumptions to third party evidence or other support. In addition, with the support of our valuation specialist, we independently calculated the fair values of certain acquired tangible and identified intangible assets and liabilities and compared the independently calculated values to the fair values developed by the Company. We also tested the completeness and accuracy of the underlying data utilized in the purchase price allocations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 23, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Essential Properties Realty Trust, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Essential Properties Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Essential Properties Realty Trust, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’/members’ equity and cash flows for each of the three years in the period ended December 31, 2020 of the Company and Essential Properties Realty Trust, Inc. Predecessor, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

New York, New York
February 23, 2021

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$741,254	$588,279
Building and improvements	1,519,665	1,224,682
Lease incentives	14,297	4,908
Construction in progress	3,908	12,128
Intangible lease assets	80,271	78,922
Total real estate investments, at cost	2,359,395	1,908,919
Less: accumulated depreciation and amortization	(136,097)	(90,071)
Total real estate investments, net	2,223,298	1,818,848
Loans and direct financing lease receivables, net	152,220	92,184
Real estate investments held for sale, net	17,058	1,211
Net investments	2,392,576	1,912,243
Cash and cash equivalents	26,602	8,304
Restricted cash	6,388	13,015
Straight-line rent receivable, net	37,830	25,926
Rent receivables, prepaid expenses and other assets, net	25,406	15,959
Total assets (1)	$2,488,802	$1,975,447

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$171,007	$235,336
Unsecured term loans, net of deferred financing costs	626,272	445,586
Revolving credit facility	18,000	46,000
Intangible lease liabilities, net	10,168	9,564
Dividend payable	25,703	19,395
Derivative liabilities	38,912	4,082
Accrued liabilities and other payables	16,792	13,371
Total liabilities (1)	906,854	773,334
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 106,361,524 and 83,761,151 issued and outstanding as of December 31, 2020 and 2019, respectively	1,064	838
Additional paid-in capital	1,688,540	1,223,043
Distributions in excess of cumulative earnings	(77,665)	(27,482)
Accumulated other comprehensive loss	(37,181)	(1,949)
Total stockholders' equity	1,574,758	1,194,450
Non-controlling interests	7,190	7,663
Total equity	1,581,948	1,202,113
Total liabilities and equity	$2,488,802	$1,975,447
 _____________________________________
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2—Summary of Significant Accounting Policies. As of December 31, 2020 and 2019, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $25.6 million and $19.3 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenues:
Rental revenue	$155,792	$135,670	$94,944
Interest on loans and direct financing lease receivables	8,136	3,024	656
Other revenue, net	81	663	623
Total revenues	164,009	139,357	96,223

Expenses:
General and administrative	24,444	21,745	13,762
Property expenses	3,881	3,070	1,980
Depreciation and amortization	59,446	42,745	31,352
Provision for impairment of real estate	8,399	2,918	4,503
Provision for loan losses	830	—	—
Total expenses	97,000	70,478	51,597
Other operating income:
Gain on dispositions of real estate, net	5,821	10,932	5,445
Income from operations	72,830	79,811	50,071
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings	(924)	(5,240)	—
Interest expense (including $4,603 to related parties during the year ended December 31, 2018 )	(29,651)	(27,037)	(30,192)
Interest income	485	794	930
Income before income tax expense	42,740	48,328	20,809
Income tax expense	212	303	195
Net income	42,528	48,025	20,614
Net income attributable to non-controlling interests	(255)	(6,181)	(5,001)
Net income attributable to stockholders and members	$42,273	$41,844	$15,613

	Year ended December 31,		Period from June 25, 2018 to December 31, 2018
	2020	2019
Basic weighted average shares outstanding	95,311,035	64,104,058	42,634,678
Basic net income per share	$0.44	$0.65	$0.26
Diluted weighted average shares outstanding	96,197,705	75,309,896	61,765,957
Diluted net income per share	$0.44	$0.63	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In thousands)	2020	2019	2018
Net income	$42,528	$48,025	$20,614
Other comprehensive loss:
Unrealized loss on cash flow hedges	(42,121)	(2,799)	—
Cash flow hedge losses (gains) reclassified to interest expense	6,676	(106)	—
Total other comprehensive loss	(35,445)	(2,905)	—
Comprehensive income	7,083	45,120	20,614
Net income attributable to non-controlling interests	(255)	(6,181)	(5,001)
Adjustment for cash flow hedge losses (gains) attributable to non-controlling interests	213	956	—
Comprehensive income attributable to stockholders and members	$7,041	$39,895	$15,613

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders'/Members' Equity

	Common Stock
(In thousands, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Class A Units	Class B Units	Class C Units	Class D Units	Total Stockholders' /Members' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2017	—	$—	$—	$—	$—	$86,668	$574	$94,064	$96	$181,402	$—	$181,402
Contributions	—	—	—	—	—	50,000	—	—	—	50,000	—	50,000
Unit compensation expense	—	—	—	—	—	—	373	—	70	443	—	443
Net income	—	—	—	—	—	2,414	—	1,871	—	4,285	—	4,285
Balance at June 24, 2018	—	—	—	—	—	139,082	947	95,935	166	236,130	—	236,130
Contribution of Predecessor equity in exchange for OP Units	—	—	—	—	—	(139,082)	(947)	(95,935)	(166)	(236,130)	236,130	—
Initial public offering	35,272,191	353	493,458	—	—	—	—	—	—	493,811	—	493,811
Concurrent private placement of common stock	7,785,611	78	108,921	—	—	—	—	—	—	108,999	—	108,999
Concurrent private placement of OP Units	—	—	—	—	—	—	—	—	—	—	16,001	16,001
Costs related to initial public offering	—	—	(35,107)	—	—	—	—	—	—	(35,107)	—	(35,107)
Share-based compensation expense	691,290	—	1,692	—	—	—	—	—	—	1,692	—	1,692
Unit-based compensation expense	—	—	443	—	—	—	—	—	—	443	—	443
Dividends declared on common stock and OP Units	—	—	—	(18,987)	—	—	—	—	—	(18,987)	(8,270)	(27,257)
Net income	—	—	—	11,328	—	—	—	—	—	11,328	5,001	16,329
Balance at December 31, 2018	43,749,092	431	569,407	(7,659)	—	—	—	—	—	562,179	248,862	811,041
Common stock issuance	21,462,986	215	423,472	—	—	—	—	—	—	423,687	—	423,687
Costs related to issuance of common stock	—	—	(13,901)	—	—	—	—	—	—	(13,901)	—	(13,901)
Conversion of equity in Secondary Offering	18,502,705	185	237,795	—	—	—	—	—	—	237,980	(237,980)	—
Unrealized losses on cash flow hedges	—	—	—	—	(1,868)	—	—	—	—	(1,868)	(931)	(2,799)
Cash flow hedge gains reclassified to interest expense	—	—	—	—	(81)	—	—	—	—	(81)	(25)	(106)
Share-based compensation expense	46,368	7	4,108	—	—	—	—	—	—	4,115	—	4,115
Unit-based compensation expense	—	—	2,162	—	—	—	—	—	—	2,162	—	2,162
Dividends declared on common stock and OP Units	—	—	—	(61,667)	—	—	—	—	—	(61,667)	(8,444)	(70,111)
Net income	—	—	—	41,844	—	—	—	—	—	41,844	6,181	48,025
Balance at December 31, 2019	83,761,151	838	1,223,043	(27,482)	(1,949)	—	—	—	—	1,194,450	7,663	1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—					(187)	(1)	(188)
Common stock issuance	22,554,057	225	477,574	—	—	—	—	—	—	477,799	—	477,799
Costs related to issuance of common stock	—	—	(18,154)	—	—	—	—	—	—	(18,154)	—	(18,154)
Unrealized losses on cash flow hedges	—	—	—	—	(41,868)	—	—	—	—	(41,868)	(253)	(42,121)
Cash flow hedge losses reclassified to interest expense	—	—	—	—	6,636	—	—	—	—	6,636	40	6,676
Share-based compensation expense	46,316	1	6,077	—	—	—	—	—	—	6,078	—	6,078
Dividends declared on common stock and OP Units	—	—	—	(92,269)	—	—	—	—	—	(92,269)	(514)	(92,783)
Net income	—	—	—	42,273	—	—	—	—	—	42,273	255	42,528
Balance at December 31, 2020	106,361,524	$1,064	$1,688,540	$(77,665)	$(37,181)	$—	$—	$—	$—	$1,574,758	$7,190	$1,581,948

 The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$42,528	$48,025	$20,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,406	42,745	31,352
Amortization of lease incentive	3,847	282	159
Amortization of above/below market leases and right of use assets, net	9	534	336
Amortization of deferred financing costs and other assets	2,532	2,815	2,798
Loss on repurchase and retirement of secured borrowings	924	5,240	—
Provision for impairment of real estate	8,399	2,918	4,503
Provision for loan losses	830	—	—
Gain on dispositions of investments, net	(5,821)	(10,932)	(5,445)
Straight-line rent receivable	(15,137)	(12,322)	(8,812)
Equity-based compensation expense	6,085	6,238	2,440
Adjustment to rental revenue for tenant credit/allowance for doubtful accounts	3,601	593	385
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(12,058)	1,242	(767)
Accrued liabilities and other payables	4,243	1,190	(1,646)
Net cash provided by operating activities	99,388	88,568	45,917
Cash flows from investing activities:
Proceeds from sales of investments, net	82,889	66,765	60,446
Principal collections on loans and direct financing lease receivables	286	9,519	74
Investments in loans receivable	(60,480)	(94,637)	(14,854)
Deposits for prospective real estate investments	475	530	(1,712)
Investment in real estate, including capital expenditures	(541,307)	(570,025)	(490,040)
Investment in construction in progress	(14,423)	(17,858)	(15,258)
Lease incentives paid	(12,949)	(2,133)	(519)
Net cash used in investing activities	(545,509)	(607,839)	(461,863)
Cash flows from financing activities:
Proceeds from issuance of notes payable to related parties	—	—	154,000
Payments of principal on notes payable to related parties	—	—	(384,000)
Repurchase and repayment of secured borrowings	(65,909)	(279,123)	(7,816)
Principal received on repurchased secured borrowings	—	1,707	—
Borrowings under term loan facilities	180,000	450,000	—
Borrowings under revolving credit facility	87,000	459,000	34,000
Repayments under revolving credit facility	(115,000)	(447,000)	—
Deferred financing costs	(25)	(6,128)	(3,065)
Capital contributions by members in Predecessor	—	—	50,000
Proceeds from issuance of common stock, net	461,006	411,635	464,182
Offering costs	(2,805)	(1,837)	(5,478)
Proceeds from concurrent private placement of OP Units	—	—	16,001
Proceeds from concurrent private placement of common stock	—	—	108,999
Dividends paid	(86,475)	(63,903)	(14,068)
Net cash provided by financing activities	457,792	524,351	412,755
Net increase (decrease) in cash and cash equivalents and restricted cash	11,671	5,080	(3,191)
Cash and cash equivalents and restricted cash, beginning of period	21,319	16,239	19,430
Cash and cash equivalents and restricted cash, end of period	$32,990	$21,319	$16,239
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$26,602	$8,304	$4,236
Restricted cash	6,388	13,015	12,003
Cash and cash equivalents and restricted cash, end of period	$32,990	$21,319	$16,239
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(In thousands)	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$27,071	$29,485	$27,901
Cash paid for income taxes	546	60	55
Non-cash investing and financing activities:
Adjustment upon adoption of ASC 326	$188	$—	$—
Reclassification from construction in progress upon project completion	22,643	7,055	18,009
Net settlement of proceeds on the sale of investments	860	4,960	—
Non-cash investments in loan receivable activity	(860)	10,439	—
Lease liabilities arising from the recognition of right of use assets	—	8,355	—
Unrealized losses on cash flow hedges	44,920	2,905	—
Contribution of Predecessor equity in exchange for OP Units	—	—	236,130
Conversion of equity in Secondary Offering	—	237,795	—
Payable and accrued offering costs	—	66	—
Discounts and fees on capital raised through issuance of common stock	16,674	12,048	29,629
Payable and accrued deferred financing costs	—	126	—
Dividends declared	25,703	19,395	13,189
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2020
1. Organization
Description of Business
Essential Properties Realty Trust, Inc. (the “Company”) is an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. The Company generally invests in and leases freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.
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
On June 25, 2018, the Company completed the initial public offering (“IPO”) of its common stock. The common stock of the Company is listed on the New York Stock Exchange under the ticker symbol “EPRT”. See Note 7—Equity for additional information.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant uncertainty and economic disruption, which is likely to persist, or increase, for a period of unknown duration. The pandemic has adversely affected the Company and its tenants, and the full extent to which it will adversely affect the Company’s financial condition, liquidity, and results of operations is impossible to predict and depends on evolving factors, including the duration and scope of the pandemic, and governmental and social responses thereto.
The Company is closely monitoring the impact of COVID-19 on all aspects of its business, including its portfolio and the creditworthiness of its tenants. As the pandemic intensified at the end of the first quarter of 2020, the Company adopted a more cautious investment strategy, as it placed an increased emphasis on liquidity, prudent balance sheet management and financial flexibility.
The Company has entered into deferral agreements with certain of its tenants, and during the year ended December 31, 2020, recognized $12.4 million of contractual base rent related to these agreements as a component of rental revenue in its consolidated statement of operations. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allow a tenant to defer all or a portion of its rent for a portion of 2020, with all of the deferred rent to be paid to the Company pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in the Company's tenants’ ability to operate their businesses, or delays in the supply of products or services to the Company's tenants from vendors that they need to operate their businesses, caused by COVID-19 or otherwise, will cause the Company's tenants to be unable or unwilling to meet their contractual obligations to the Company, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this would increase if COVID-19 intensifies or persists for a prolonged period. To the extent COVID-19 causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of the Company's tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. These deferrals reduce the Company's cash flow from operations, reduce its cash available for distribution and adversely affect its ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to pay their deferred rent, the Company will not receive cash in the future in accordance with its expectations.

2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the SEC.
Reclassification
Certain amounts previously reported in the consolidated balance sheets and statements of operations have been reclassified to conform with the current period by presenting derivative liabilities separate from accrued liabilities and other payables and by presenting interest expense as a component of other expense/income.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2020 and 2019, the Company, directly or indirectly, held a 99.5% and 99.3% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Real Estate Investments
Investments in real estate are carried at cost less accumulated depreciation and impairment losses. The cost of investments in real estate reflects their purchase price or development cost. The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update ("ASU") 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
The Company incurs various costs in the leasing and development of its properties. Amounts paid to tenants that incentivize them to extend or otherwise amend an existing lease or to sign a new lease agreement are capitalized to lease incentives on the Company's consolidated balance sheets. Tenant improvements are capitalized to building and improvements within the Company's consolidated balance sheets. Costs incurred which are directly related to properties under development, which include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs and real estate taxes and insurance, are capitalized during the period of development as construction in progress. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that benefited. Determination of when a development project commences, and capitalization begins, and when a development project has reached substantial completion, and is available for occupancy and capitalization must cease, involves a degree of judgment. The Company does not engage in speculative real estate development. The Company does, however, opportunistically agree to reimburse certain of its tenants for development costs at its properties in exchange for contractually-specified rent that generally increases proportionally with its funding.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases based on the specific characteristics of each tenant's lease. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. Factors the Company considers in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from six to 12 months. The fair value of above- or below-market leases is recorded based on the net present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining non-cancelable term of the lease including any below-market fixed rate renewal options for below-market leases.
In making estimates of fair values for purposes of allocating purchase price, the Company uses a number of sources, including real estate valuations prepared by independent valuation firms. The Company also considers information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate (e.g., location, size, demographics, value and comparative rental rates), tenant credit profile and the importance of the location of the real estate to the operations of the tenant's business. Additionally, the Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and, when necessary, will record an asset retirement obligation as part of the purchase price allocation.
Real estate investments that are intended to be sold are designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount and fair value less estimated selling costs. Real estate investments are no longer depreciated when they are classified as held for sale. If the disposal, or intended disposal, of certain real estate investments represents a strategic shift that has had or will have a major effect on the Company's operations and financial results, the operations of such real estate investments would be presented as discontinued operations in the consolidated statements of operations for all applicable periods.
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Depreciation on real estate investments	$51,736	$36,354	$24,849
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
Loans Receivable
The Company holds its loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any, less the Company's estimated allowance for loan losses. The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. As of December 31, 2020, the Company had five leases which were accounted for as loans receivable and eight mortgage loans held for long-term investment. As of December 31, 2019, the Company had two leases which were accounted for as loans receivable and five loans receivable for long-term investment.
Direct Financing Lease Receivables
Certain of the Company's real estate investment transactions are accounted for as direct financing leases. The Company records the direct financing lease receivables at their net investment, determined as the aggregate minimum lease payments and the estimated non-guaranteed residual value of the leased property less unearned income. The unearned income is recognized over the term of the related lease so as to produce a constant rate of return on the net investment in the asset. The Company's investment in direct financing lease receivables is reduced over the applicable lease term to its non-guaranteed residual value by the portion of rent allocated to the direct financing lease receivables. Subsequent to the adoption of ASC 842, Leases ("ASC 842"), existing direct financing lease receivables will continue to be accounted for in the same manner, unless the underlying contracts are modified.
If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables ("ASC 310") and ASC 840, Leases ("ASC 840") (prior to January 1, 2019) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company's investment in the direct financing lease receivable. Under ASC 840 and ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of December 31, 2020 and 2019, the Company determined that none of its direct financing lease receivables were impaired.
Impairment of Long-Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment assessments have a direct impact on the consolidated statements of operations because recording an impairment loss results in an immediate negative adjustment to the consolidated statement of operations.
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Provision for impairment of real estate	$8,399	$2,918	$4,503
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
As of December 31, 2020 and 2019, the Company had deposits of $26.6 million and $8.3 million, respectively, of which $26.4 million and $8.1 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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
Adjustment to Rental Revenue/Allowance for Doubtful Accounts
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Prior to January 1, 2019, if the collectability of a receivable was in doubt, the accounts receivable and straight-line rent receivable balances were reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable was recorded in the consolidated statements of operations. The provision for doubtful accounts was included in property expenses in the Company’s consolidated statements of operations. If the accounts receivable balance or straight-line rent receivable balance was subsequently deemed to be uncollectible, such receivable amounts were written-off to the allowance for doubtful accounts.
Subsequent to January 1, 2019, if the assessment of the collectability of substantially all payments due under a lease changes from probable to not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current period reduction of rental revenue in the consolidated statements of operations.
The Company recorded the following amounts as adjustments to rental revenue or allowance for doubtful accounts during the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Adjustment to rental revenue/allowance for doubtful accounts	$7,149	$593	$235

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

Level 3—Unobservable inputs that reflect the Company's own assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Contingent rent	$444	$855	$1,083
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of December 31, 2020 and 2019, the Company had capitalized a total of $67.2 million and $49.0 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of December 31, 2020 and 2019.
Legal, accounting and other offering-related costs incurred in connection with the Secondary Offering (as defined below) were expensed when incurred and were recorded within general and administrative expense in the Company’s consolidated statements of operations.
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
As of December 31, 2020 and 2019, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of December 31, 2020 or 2019. The 2019, 2018, 2017 and 2016 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
The Company grants shares of restricted common stock and restricted share units (“RSUs”) to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also grants performance-based RSUs to its executive officers, the final number of which is determined based on objective and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for the restricted common stock and RSUs in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.
The Company recognizes compensation expense for equity-based compensation using the straight-line method based on the terms of the individual grant. Forfeitures of equity-based compensation awards, if any, are recognized as they occur.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2020 and 2019.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

	December 31,
(Dollars in thousands)	2020	2019	2018
Number of VIEs	11	7	9
Aggregate carrying value	$117,578	$60,500	$5,700
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of December 31, 2020. and 2019. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of December 31, 2020 and 2019.
Reportable Segments
ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company's investments, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company adopted ASU 2017-12 while accounting for its initial interest rate swaps in 2019 (see Note 6—Derivative and Hedging Activities). As the Company did not have other derivatives outstanding at time of adoption, no prior period adjustments were required. Pursuant to the provisions of ASU 2017-12, the Company is no longer required to separately measure and recognize hedge ineffectiveness. Instead, the Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.
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

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to or less than the cash flows in the original lease. The Company made this election and accounts for rent deferrals by increasing its rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $12.4 million of deferrals being recognized in rental revenues for the year ended December 31, 2020. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. The Company continues to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and records an adjustment to rental income for tenant credit for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, the Company reviewed all amounts recognized on a tenant-by-tenant basis for collectability.
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
3. Investments
The following table presents information about the Company’s real estate investment portfolio as of each date presented:

	December 31,
	2020	2019
Owned properties (1)	1,056	897
Properties securing investments in mortgage loans (2)	115	91
Ground lease interests (3)	10	12
Total number of investments	1,181	1,000
_____________________________________
(1)Includes 11 and 8 properties which are subject to leases accounted for as direct financing leases or loans as of December 31, 2020 and 2019, respectively.
(2)Properties secure 8 and 6 mortgage loans receivable as of December 31, 2020 and 2019, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of December 31, 2020 and 2019.

The following table presents information about the Company’s gross investment portfolio as of each date presented:

	December 31,
(in thousands)	2020	2019
Gross investment portfolio:
Real estate investments, at cost	2,359,395	1,908,919
Loans and direct financing lease receivables, net	152,220	92,184
Real estate investments held for sale, net	17,058	1,211
Total gross investments	$2,528,673	$2,002,314
As of December 31, 2020 and 2019, 258 and 355 of these investments, comprising $399.7 million and $601.3 million, respectively, of gross investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program. (See Note 5—Long Term Debt.)
Acquisitions in 2020 and 2019
The following table presents information about the Company’s acquisition activity during the years ended December 31, 2020 and 2019:

	Year ended December 31,
(Dollars in thousands)	2020	2019
Ownership type	(1)	(2)
Number of properties	208	281

Purchase price allocation:
Land and improvements	$181,297	$191,311
Building and improvements	323,542	370,312
Construction in progress (3)	15,825	17,858
Intangible lease assets	7,737	18,802
Total purchase price	528,401	598,283

Intangible lease liabilities	(2,125)	(188)
Purchase price (including acquisition costs)	$526,276	$598,095
_____________________________________
(1)During the year ended December 31, 2020, the Company acquired the fee interest in 206 properties and acquired two properties subject to ground lease arrangements.
(2)During the year ended December 31, 2019, the Company acquired the fee interest in 279 properties and acquired two properties subject to ground lease arrangements.
(3)Represents amounts incurred at and subsequent to acquisition and includes $0.2 million and $0.3 million, respectively, of capitalized interest expense as of December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, the Company did not have any investments that individually represented more than 5% of the Company’s total investment activity.

Gross Investment Activity
During the years ended December 31, 2020, 2019 and 2018, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, December 31, 2017	508	$939,072
Acquisitions of and additions to real estate investments	204	506,949
Sales of investments in real estate	(45)	(58,084)
Relinquishment of properties at end of ground lease term	(2)	(853)
Provisions for impairment of real estate (1)	—	(4,543)
Investments in loans receivable (2)(3)	12	14,854
Principal collections on and settlements of loans and direct financing lease receivables	—	(74)
Other	—	(2,772)
Gross investments, December 31, 2018	677	1,394,549
Acquisitions of and additions to real estate investments	281	603,677
Sales of investments in real estate	(37)	(65,571)
Relinquishment of properties at end of ground lease term	(3)	(700)
Provisions for impairment of real estate (4)	—	(2,918)
Investments in loans receivable	95	94,637
Principal collections on and settlements of loans and direct financing lease receivables	(13)	(19,958)
Other	—	(1,402)
Gross investments, December 31, 2019	1,000	2,002,314
Acquisitions of and additions to real estate investments	208	568,204
Sales of investments in real estate	(49)	(81,312)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (5)	—	(8,399)
Investments in loans receivable (6)	25	61,339
Principal collections on and settlements of loans and direct financing lease receivables	—	(286)
Other	—	(11,256)
Gross investments, December 31, 2020	1,181	2,528,673
Less: Accumulated depreciation and amortization (7)	—	(136,097)
Net investments, December 31, 2020	1,181	$2,392,576
_____________________________________________
(1)During the year ended December 31, 2018, the Company identified and recorded provisions for impairment at 7 vacant and 14 tenanted properties. The amount in the table above excludes $40,000 related to intangible lease liabilities for these assets.
(2)Includes a $3.5 million of loan receivable made to the purchaser of one real estate property as of December 31, 2018.
(3)Excludes improvements at one property securing a $3.2 million development construction loan as the land at this location is included in acquisitions of and additions to real estate investments for 2018.
(4)During the year ended December 31, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 7 tenanted properties.
(5)During the year ended December 31, 2020, the Company identified and recorded provisions for impairment at 7 vacant and 10 tenanted properties.
(6)During the year ended December 31, 2020, the Company invested in 25 properties that secured five of its loans receivable for an aggregate investment of $57.0 million.
(7)Includes $112.1 million of accumulated depreciation as of December 31, 2020.

Real Estate Investments
The Company's investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company's leases.
Loans and Direct Financing Lease Receivables
As of December 31, 2020 and 2019, the Company had 13 and seven loans receivable outstanding, with an aggregate carrying amount of $150.8 million and $89.6 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $150.8 million as of December 31, 2020.
The Company's loans receivable principal portfolio as of December 31, 2020 and 2019 are summarized below (dollars in thousands):

Loan Type	Monthly Payment	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	December 31,
						2020	2019
Mortgage (2)(3)	I/O	2	8.80%	8.10%	2039	$12,000	$12,000
Mortgage (3)	P+I	2	8.10%	8.10%	2059	6,114	5,125
Mortgage (2)	I/O	2	8.53%	7.80%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	28,000	28,000
Mortgage (2)	I/O	18	8.05%	7.50%	2034	37,105	34,604
Mortgage (2)	I/O	1	8.42%	7.70%	2040	5,300	—
Mortgage (2)	I/O	1	7.00%	7.00%	2021	860	—
Mortgage (2)	I/O	3	8.30%	8.25%	2022	2,324	—
Mortgage (2)	I/O	19	7.30%	6.80%	2035	46,000	—
Leasehold interest	P+I	2	10.69%	(4)	2039	1,435	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	1,109	1,164
Leasehold interest	P+I	1	2.41%	(5)	2034	1,645	—
Leasehold interest	P+I	1	4.97%	(5)	2038	1,605	—
Net investment						$150,797	$89,628
________________________________________________
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

Scheduled principal payments due to be received under the Company's loans receivable as of December 31, 2020 are as follows:

(in thousands)	Loans Receivable
2021	$1,068
2022	2,545
2023	236
2024	252
2025	268
Thereafter	146,428
Total	$150,797
As of December 31, 2020 and 2019, the Company had $2.4 million and $2.6 million of net investments accounted for as direct financing lease receivables, respectively. The components of the investments accounted for as direct financing lease receivables were as follows:

	December 31,
(in thousands)	2020	2019
Minimum lease payments receivable	$3,529	$3,866
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,357)	(1,581)
Net investment	$2,442	$2,555
 Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Payments
2021	$340
2022	345
2023	347
2024	289
2025	254
Thereafter	1,954
Total	$3,529
Allowance for Loan Losses
As discussed in Note 2—Summary of Significant Accounting Policies, the Company utilizes a RELEM model which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of December 31, 2020, the Company recorded an allowance for loan losses of $1.0 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.

For the year ended December 31, 2020, the changes to allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at December 31, 2019	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses (1)	830
Write-offs charged	—
Recoveries	—
Balance at December 31, 2020	$1,018
_____________________________________
(1)The increase in expected credit losses is due to the changes in assumptions regarding current macroeconomic factors related to COVID and our investment in new loans receivable during the period.
The significant credit quality indicators for the Company’s loans and direct financing lease receivables measured at amortized cost, were as follows as of December 31, 2020:

	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Total Amortized Costs Basis
Credit Quality Indicator:
LTV <60%	$860	$28,000	$—	$—	$747	$29,607
LTV 60%-70%	—	—	—	—	988	988
LTV >70%	56,874	65,063	—	—	706	122,643
	$57,734	$93,063	$—	$—	$2,441	$153,238
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2020 and 2019:

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2018	—	$—	$—	$—
Transfers to held for sale classification	5	7,450	—	7,450
Sales	(4)	(6,239)	—	(6,239)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2019	1	1,211	—	1,211
Transfers to held for sale classification	8	17,058	—	17,058
Sales	(1)	(1,211)	—	(1,211)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2020	8	$17,058	$—	$17,058
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2020, 2019 or 2018 represented 10% or more of total rental revenue in the Company's consolidated statements of operations.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company's consolidated statements of operations:

	Year ended December 31,
State	2020	2019	2018
Texas	14.9%	12.4%	12.5%
Georgia	9.6%	10.8%	11.5%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$67,986	$18,767	$49,219	$64,828	$14,195	$50,633
Intangible market lease assets	12,285	4,059	8,226	14,094	4,228	9,866
Total intangible assets	$80,271	$22,826	$57,445	$78,922	$18,423	$60,499

Intangible market lease liabilities	$12,772	$2,604	$10,168	$12,054	$2,490	$9,564
 The remaining weighted average amortization period for the Company's intangible assets and liabilities as of December 31, 2020, by category and in total, were as follows:

Years Remaining
In-place leases	9.8
Intangible market lease assets	17.6
Total intangible assets	10.4

Intangible market lease liabilities	6.4
 The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Amortization of in-place leases (1)	$7,067	$6,272	$6,465
Amortization (accretion) of market lease intangibles, net (2)	9	866	780
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(395)	(333)	(443)
 ______________________________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.

The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
2021	$5,998
2022	5,839
2023	5,418
2024	4,739
2025	3,685
Thereafter	23,540
Total	$49,219
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
2021	$(732)	$528	$(204)
2022	(731)	587	(144)
2023	(700)	502	(198)
2024	(669)	570	(99)
2025	(662)	608	(54)
Thereafter	(4,732)	7,373	2,641
Total	$(8,226)	$10,168	$1,942
4. Leases
As Lessor
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more tenant renewal options. The Company’s leases provide for annual base rental payments (generally payable in monthly installments), and generally provide for increases in rent based on fixed contractual terms or as a result of increases in the Consumer Price Index.
Substantially all of the leases are triple-net, which means that the lessees are responsible for paying all property operating expenses, including maintenance, insurance, utilities, property taxes and, if applicable, ground rent expense; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect and, at the end of the lease term, the lessees are responsible for returning the property to the Company in a substantially similar condition as when they took possession. Some of the Company’s leases provide that in the event the Company wishes to sell the property subject to that lease, it first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which it intends to accept for the sale of the property.

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2020 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
2021	$186,271
2022	189,346
2023	192,210
2024	193,275
2025	191,848
Thereafter	2,092,267
Total	$3,045,217
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
The fixed and variable components of lease revenues for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Fixed lease revenues	$165,171	$134,879	$94,770
Variable lease revenues (1)	1,341	2,282	1,671
Total lease revenues (2)	$166,512	$137,161	$96,441
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. On January 1, 2019, the Company recorded $4.8 million of right of use ("ROU") assets and lease liabilities related to these operating leases. The Company's ROU assets were reduced by $0.1 million of accrued rent expense reclassified from accrued liabilities and other payables and $1.2 million of acquired above-market lease liabilities, net, reclassified from intangible lease liabilities, net and increased by $0.1 million of acquired below-market lease assets, net, reclassified from intangible lease assets, net of accumulated depreciation and amortization and $0.2 million of prepaid lease payments. As of December 31, 2020, the Company's ROU assets and lease liabilities were $6.4 million and $8.8 million, respectively. As of December 31, 2019, the Company's ROU assets and lease liabilities were $4.8 million and $7.5 million, respectively.
The discount rate applied to measure each ROU asset and lease liability is based on the Company's incremental borrowing rate ("IBR"). The Company considers the general economic environment and its historical borrowing activity and factors in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. As the Company did not elect to apply hindsight, lease term assumptions determined under ASC 840 were carried forward and applied in calculating the lease liabilities recorded under ASC 842. Certain of the Company's ground leases offer renewal options which it assesses against relevant economic factors to determine whether it is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that the Company is reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company's lease liabilities as of the dates presented:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	22.4	21.9
Weighted average discount rate	6.41%	7.00%
The Company recognizes rent expense on its ground leases as a component of property expenses and rent expense on its office lease and other equipment leases as a component of general and administrative expense on its consolidated statements of operations. At certain of these ground leased properties, the Company’s lease as lessor of the building directly obligates the building lessee to pay rents due under the ground lease to the ground lessor; under ASC 840, such ground lease rents are presented on a net basis in the Company’s consolidated statements of operations for the years ended December 31, 2018. Upon adoption of ASC 842 on January 1, 2019 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019.
The following table sets forth the details of rent expense for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(in thousands)	2020	2019	2018
Fixed rent expense - Ground Rent	$905	$911	$1,010
Fixed rent expense - Office Rent	512	514	273
Variable rent expense	—	—	—
Total rent expense	$1,418	$1,425	$1,284
As of December 31, 2020, under ASC 842, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company's tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2021	$511	$151	$809	$1,471
2022	518	151	811	1,480
2023	525	131	485	1,141
2024	531	24	436	991
2025	538	—	356	894
Thereafter	—	—	14,562	14,562
Total	$2,623	$457	$17,459	20,539
Present value discount				(11,703)
Lease liabilities				$8,836
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of December 31, 2020 and 2019:

		Principal Outstanding		Weighted Average Interest Rate
(in thousands)	Maturity Date	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	1.4%	3.0%
November 2019 Term Loan	November 2026	430,000	250,000	1.7%	3.2%
Revolving Credit Facility	April 2023	18,000	46,000	1.4%	3.1%
Secured borrowings:
Series 2017-1 Notes	June 2047	173,193	239,102	4.2%	4.2%
Total principal outstanding		$821,193	$735,102	2.1%	3.5%
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2020:

(in thousands)	April 2019 Term Loan	November 2019 Term Loan	Revolving Credit Facility	Secured Borrowings	Total
2021	$—	$—	$—	$4,084	$4,084
2022	—	—	—	4,292	4,292
2023	—	—	18,000	4,512	22,512
2024	200,000	—	—	160,305	360,305
2025	—	—	—	—	—
Thereafter	—	430,000	—	—	430,000
Total	$200,000	$430,000	$18,000	$173,193	$821,193
The Company was not in default of any provisions under any of its outstanding indebtedness as of December 31, 2020 or 2019.
Revolving Credit Facility and April 2019 Term Loan
On April 12, 2019, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with its group of lenders, amending and restating the terms of the Company’s previous $300.0 million revolving credit facility (the “2018 Credit Facility”) to increase the maximum aggregate initial original principal amount of the revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “April 2019 Term Loan”).
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
The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Facility as of December 31, 2020 and 2019.
The following table presents information about the Revolving Credit Facility and the 2018 Credit Facility in effect for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance on Balance on January 1,	$46,000	$34,000	$—
Borrowings	87,000	459,000	34,000
Repayments	(115,000)	(447,000)	—
Balance on December 31,	$18,000	$46,000	$34,000
The following table presents information about interest expense related to the Revolving Credit Facility and the 2018 Credit Facility:

	Year ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$1,367	$3,416	$442
Amortization of deferred financing costs	1,165	1,094	494
Total	$2,532	$4,510	$936

Total deferred financing costs, net, of $2.5 million and $3.5 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the Company had $382.0 million and $354.0 million, respectively, of unused borrowing capacity related to the Revolving Credit Facility.
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
The November 2019 Term Loan is pre-payable at any time by the Operating Partnership (as borrower), provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2020, they are subject to a two percent prepayment premium, and if repaid thereafter but on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021, the loans may be repaid without penalty. The Operating Partnership may not re-borrow amounts paid down on the November 2019 Term Loan. The Operating Partnership was required to pay a ticking fee on any undrawn portion of the November 2019 Term Loan for the period from November 26, 2019 through March 26, 2020, the date that the November 2019 Term Loan was fully drawn. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
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
The Company was in compliance with all financial covenants and was not in default of any other provisions under the November 2019 Term Loan as of December 31, 2020 and 2019.
The following table presents information about aggregate interest expense related to the April 2019 and November 2019 Term Loan Facilities:

	Year ended December 31,
(in thousands)	2020	2019
Interest expense	$11,685	$4,868
Amortization of deferred financing costs	711	187
Total	$12,396	$5,055

Total deferred financing costs, net, of $3.7 million and $4.4 million as of December 31, 2020 and 2019, respectively, related to the Term Loan Facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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

The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of December 31, 2020. If the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The anticipated repayment date for the Series 2017-1 Notes is June 2024.
The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, beginning in November 2021 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date.
In February 2020, the Company voluntarily prepaid $62.3 million of the Class A Series 2017-1 Notes at par plus accrued interest pursuant to the terms of the agreements related to such securities. The Company was not subject to the payment of a make whole amount in connection with this prepayment. The Company accounted for this prepayment as a debt extinguishment.
The following table presents information about interest expense related to the Master Trust Funding Program:

	Year ended December 31,
(in thousands)	2020	2019	2018
Interest expense	$7,619	$16,328	$22,574
Amortization of deferred financing costs	656	1,538	2,304
Total	$8,275	$17,866	$24,878
Total deferred financing costs, net, of $2.2 million and $3.8 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively.
The Company recorded a $0.9 million loss on repurchase and repayment of secured borrowings related to the amortization of deferred financing costs on the $62.3 million voluntary prepayment of the Class A Series 2017-1 Notes during the year ended December 31, 2020. The Company recorded a $5.2 million loss on the repurchase of a portion of the Class A Series 2016-1 during the year end December 31, 2019, which includes the write-off of unamortized deferred financing charges and the amount paid above par to repurchase these notes.
Notes Payable to Related Parties
Until the completion of the IPO, the Company had a secured warehouse line of credit with an affiliate of Eldridge through which it issued short-term notes (the “Warehouse Notes”) and used the proceeds to acquire investments in real estate. During the year ended December 31, 2018, the Company issued 20 Warehouse Notes for a combined $154.0 million. On January 31, 2018, the Company made principal payments on the Warehouse Notes of $50.0 million, repaying three of the Warehouse Notes in full and one of the Warehouse Notes in part, prior to maturity. On June 25, 2018, the Company used a portion of the net proceeds from the IPO and the Concurrent Private Placement (as defined in Note 7—Equity below) to repay all 36 of the then outstanding Warehouse Notes, with an aggregate outstanding principal amount of $334.0 million, in full, prior to maturity, and had no amounts outstanding related to the Warehouse Notes as of December 31, 2020, 2019 and 2018.
The following table presents the activity related to the Company’s notes payable to related parties for the year ended December 31, 2018:

(in thousands)	Warehouse Notes
Outstanding, January 1, 2018	$230,000
Borrowings	154,000
Repayments	(384,000)
Outstanding, December 31, 2018	$—
During the year ended December 31, 2018, the Company incurred $4.6 million of interest expense related to these notes payable to related parties. No interest expense from notes payable related parties was incurred during the years ended December 31, 2020 and 2019.

6. Derivative and Hedging Activities
The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $9.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of December 31, 2020 and 2019, there were no events of default related to the interest rate swaps.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of December 31, 2020 and 2019 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)
Derivatives Designated as Hedging Instruments (1)	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	December 31, 2020 (3)	December 31, 2019 (3)(4)
Interest Rate Swap	2.06%	5/14/2019	4/12/2024	$100,000	$(6,176)	$(1,996)
Interest Rate Swap	2.06%	5/14/2019	4/12/2024	50,000	(3,089)	(999)
Interest Rate Swap	2.07%	5/14/2019	4/12/2024	50,000	(3,094)	(1,005)
Interest Rate Swap	1.61%	12/9/2019	11/26/2026	175,000	(11,838)	758
Interest Rate Swap	1.61%	12/9/2019	11/26/2026	50,000	(3,396)	210
Interest Rate Swap	1.60%	12/9/2019	11/26/2026	25,000	(1,675)	127
Interest Rate Swap	1.36%	7/9/2020	11/26/2026	100,000	(5,353)	—
Interest Rate Swap	1.36%	7/9/2020	11/26/2026	80,000	(4,291)	—
				$630,000	$(38,912)	$(2,905)
 _____________________________________
(1)All interest rate swaps have a 1 month LIBOR variable rate paid by the bank.
(2)Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(3)Derivatives in a liability position are included within derivative liabilities in the Company’s consolidated balance sheets totaling to $38.9 million and $4.0 million at December 31, 2020 and December 31, 2019, respectively.
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

The following table presents amounts recorded to accumulated other comprehensive loss related to derivative and hedging activities for the periods presented:

	Year ended December 31,
(in thousands)	2020	2019
Accumulated other comprehensive loss	$(35,445)	$(2,905)
As of December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $38.9 million. As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $4.1 million. As of December 31, 2020, there were no derivatives in a net asset position. As of December 31, 2019, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.0 million.
During the year ended December 31, 2020 and 2019, the Company recorded a loss on the change in fair value of its interest rate swaps of $6.7 million and $0.1 million, respectively, which included in interest expense in the Company's consolidated statements of operations.
As of December 31, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $40.2 million and $3.1 million as of December 31, 2020 and December 31, 2019, respectively.
7. Equity
Stockholders' Equity
On June 25, 2018, the Company completed its IPO and issued 32,500,000 shares of its common stock at an initial public offering price of $14.00 per share, pursuant to a registration statement on Form S-11 (File No. 333-225215), filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”).
Prior to the completion of the IPO, a number of formation transactions (the “Formation Transactions”) took place that were designed to facilitate the completion of the IPO. Among other things, on June 20, 2018, Essential Properties Realty Trust LLC (“EPRT LLC”) converted from a Delaware limited liability company into a Delaware limited partnership, changed its name to Essential Properties, L.P. and became the subsidiary through which the Company holds substantially all of its assets and conducts its operations. Prior to the completion of the Formation Transactions, EPRT LLC was a wholly owned subsidiary of EPRT Holdings LLC (“EPRT Holdings” and, together with EPRT LLC, the “Predecessor”), and EPRT Holdings received 17,913,592 units of limited partnership interest in the Operating Partnership (“OP Units”) in connection with EPRT LLC’s conversion into a Delaware limited partnership. Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, became the sole general partner of the Operating Partnership. The Formation Transactions were accounted for as a reorganization of entities under common control in the consolidated financial statements and the assets and liabilities of the Predecessor were recorded by the Company at their historical carrying amounts.
Concurrently with the completion of the IPO, the Company received an additional $125.0 million investment from an affiliate of Eldridge Industries, LLC (“Eldridge”) in private placements (the “Concurrent Private Placement”) of 7,785,611 shares of its common stock and 1,142,960 OP Units at a price per share/unit of $14.00. The issuance and sale of the shares and OP Units in the Concurrent Private Placement were made pursuant to private placement purchase agreements and there were no underwriting discounts or commissions associated with the sales.
As part of the IPO, the underwriters of the IPO were granted an option to purchase up to an additional 4,875,000 shares of the Company’s common stock at the IPO price of $14.00 per share, less underwriting discounts and commissions. On July 20, 2018, the underwriters of the IPO exercised this option in part, and on July 24, 2018, the Company issued an additional 2,772,191 shares of common stock. The net proceeds to the Company from the IPO (including the purchase of additional shares pursuant to the underwriters’ option) and the Concurrent Private Placement, after deducting underwriting discounts and commissions and other expenses, were $583.7 million.

On June 25, 2018, the Company issued 691,290 shares of restricted common stock to certain of its directors, executive officers and other employees under the Equity Incentive Plan. See Note 9—Equity Based Compensation for additional information.
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
At the Market Program
In June 2020, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $250 million (the “2020 ATM Program”). In connection with establishing the 2020 ATM Program, the Company terminated its prior at the market program, which it established in August 2019 (the “2019 ATM Program”). and no additional stock can be issued thereunder. Pursuant to the 2019 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $200 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $184.4 million thereunder. As of December 31, 2020, the Company issued common stock with an aggregate gross sales price of $79.3 million under the 2020 ATM Program and could issue additional common stock with an aggregate gross sales price of up to $170.7 million under the 2020 ATM Program. As the context requires, the 2020 ATM Program and the 2019 ATM Program are referred to herein as the “ATM Program."

The following table details information related to activity under the ATM Program for each period presented:

	Year ended December 31,
(in thousands, except share and per share data)	2020	2019
Shares of common stock sold	4,499,057	7,432,986
Weighted average sale price per share	$19.02	$23.97
Gross proceeds	$85,559	$178,161
Net proceeds	$84,104	$175,147
Dividends on Common Stock
During the years ended December 31, 2020 and 2019 and the period from June 25, 2018 to December 31, 2018, the Company's board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (dollars in thousands)
December 3, 2020	December 31, 2020	January 15, 2021	$0.24	$25,570
September 4, 2020	September 30, 2020	October 15, 2020	$0.23	$24,115
June 11, 2020	June 30, 2020	July 15, 2020	$0.23	$21,419
March 18, 2020	March 31, 2020	April 15, 2020	$0.23	$21,168
December 6, 2019	December 31, 2019	January 15, 2020	$0.23	$19,268
September 6, 2019	September 30, 2019	October 15, 2019	$0.22	$17,531
June 5, 2019	June 28, 2019	July 15, 2019	$0.22	$12,725
March 7, 2019	March 29, 2019	April 16, 2019	$0.21	$12,143
December 7, 2018	December 31, 2018	January 14, 2019	$0.21	$9,187
August 29, 2018	September 28, 2018	October 12, 2018	$0.224	$9,800
The Company has determined that, during the years ended December 31, 2020 and 2019 and the period from June 25, 2018 to December 31, 2018, approximately 59.0%, 58.8%, and 58.9%, respectively, of the distributions it paid represented taxable income and 41.0%, 41.2% and 41.1%, respectively, of the distributions it paid represented return of capital for federal income tax purposes.
Members' Equity
EPRT LLC was initially capitalized in 2017 by SCF Funding LLC, Stonebriar Holdings LLC and certain members of EPRT LLC's management and board of managers through direct and indirect capital contributions.
On December 31, 2017, EPRT LLC reorganized (the "EPRT LLC Reorganization") and the holders of interests in EPRT LLC contributed all of their interests in EPRT Holdings, in exchange for interests in EPRT Holdings with the same rights as the interests they held in EPRT LLC. As of such date, EPRT LLC became a wholly owned subsidiary of EPRT Holdings.
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
Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 OP Units of the Operating Partnership for a like number of shares of the Company's common stock. Concurrently, EPRT Holdings, one of the Selling Stockholders, distributed the remaining 553,847 OP Units it held to former members of EPRT Holdings (the "Non-controlling OP Unit Holders"). The Selling Stockholders thereafter sold all of the shares of common stock that they owned through the Secondary Offering and accordingly no longer owned shares of the Company's common stock or held OP Units following the completion of the Secondary Offering.
As of December 31, 2020, the Company held 106,361,524 OP Units, representing a 99.5% limited partner interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.5% limited partner interest in the Operating Partnership. As of December 31, 2019, the Company held 83,761,151 OP Units, representing a 98.3% limited partner interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.7% limited partner interest in the Operating Partnership. The OP Units held by EPRT Holdings and Eldridge prior to the completion of the Secondary Offering and the OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company's consolidated financial statements.
A holder of OP Units has the right to distributions per unit equal to dividends per share paid on the Company's common stock and has the right to redeem OP Units for cash or, at the Company's election, shares of the Company's common stock on a one-for-one basis, provided, however, that such OP Units must have been outstanding for at least one year. Distributions to OP Unit holders are declared and paid concurrently with the Company's cash dividends to common stockholders. See Note 7—Equity for details.
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
The following table presents information about the Company's restricted stock awards ("RSAs"), restricted stock units ("RSUs"), Class B Units and Class D Units during the years ended December 31, 2020, 2019 and 2018:

	Restricted Stock Awards		Restricted Stock Units		Class B Units	Class D Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2018	—	$—	—	$—	6,940	2,400
Granted	691,290	13.68	—	—	—	—
Vested	—	—	—	—	(1,710)	(600)
Forfeited	—	—	—	—	—	—
Unvested, December 31, 2018	691,290	$13.68	—	$—	5,230	1,800

Unvested, January 1, 2019	691,290	$13.68	—	$—	5,230	1,800
Granted	46,368	14.12	100,814	22.80	—	—
Vested	(244,957)	13.69	—	—	(5,230)	(1,800)
Forfeited	—	—	—	—	—	—
Unvested, December 31, 2019	492,701	$13.72	100,814	$22.80	—	—

Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80	—	—
Granted	3,658	15.68	269,017	24.99	—	—
Vested	(255,761)	13.73	(42,658)	21.00	—	—
Forfeited	—	—	(5,571)	—	—	—
Unvested, December 31, 2020	240,598	$13.73	321,602	$25.27	—	—

Restricted Stock Awards
On June 25, 2018, an aggregate of 691,290 shares of unvested restricted common stock awards ("RSAs") were issued to the Company's directors, executive officers and other employees under the Equity Incentive Plan. These RSAs vest over periods ranging from one year to three years from the date of grant, subject to the individual recipient's continued provision of service to the Company through the applicable vesting dates.
In January 2019, an aggregate of 46,368 shares of unvested RSAs were issued to the Company's executive officers, other employees and an external consultant under the Equity Incentive Plan. These RSAs vest over periods ranging from one year to four years from the date of grant, subject to the individual recipient's continued provision of service to the Company through the applicable vesting dates. In June 2020, an additional 3,658 RSAs were issued to certain members of the Company's board of directors which vested immediately upon grant. The Company estimates the grant date fair value of RSAs granted under the Equity Incentive Plan using the average market price of the Company's common stock on the date of grant.
The following table presents information about the Company's RSAs for the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Compensation cost recognized in general and administrative expense	$3,405	$3,394	$1,692
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	279	486	300
Fair value of shares vested during the period	3,512	3,354	—
The following table presents information about the Company's RSAs as of the dates presented:

	December 31,
(Dollars in thousands)	2020	2019
Total unrecognized compensation cost	$1,678	$5,026
Weighted average period over which compensation cost will be recognized (in years)	0.7	1.6
Restricted Stock Units
In January 2019 and 2020, the Company issued target grants of 119,085 and 84,684 performance-based RSUs, respectively, to the Company's executive officers under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return ("TSR") of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021 (for the 2019 grants) or December 31, 2022 (for the 2020 grants), divided by the average closing price for the 20-trading day period ended January 1, 2019 (for the 2019 grants) or January 1, 2020 (for the 2020 grants). The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	January
	2020	2019
Volatility	20%	18%
Risk free rate	1.61%	2.57%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient's achievement of certain strategic objectives. In May 2020, the Compensation Committee evaluated and subjectively awarded 7,596 of these RSUs to a former executive officer of the Company, which vested immediately. During the year ended December 31, 2020, the Company recorded $0.1 million of compensation expense related to the subjective RSUs awarded to this former executive. As of December 31, 2020, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the remainder of the subjective awards. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the years ended December 31, 2020 and 2019.
In June 2019 and 2020, the Company issued 11,500 and 26,817 RSUs, respectively, to the Company's independent directors. These awards vest in full on the earlier of one year from the grant date or the first annual meeting of stockholders that occurs after the grant date, subject to the individual recipient's continued provision of service to the Company through the applicable vesting date. The Company estimated the grant date fair value of these RSUs using the average market price of the Company's common stock on the date of grant.
Additionally, during the year ended December 31, 2020, the Company issued an aggregate 157,943 RSUs to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table presents information about the Company's RSUs for the periods presented:

	Year ended December 31,
(in thousands)	2020	2019
Compensation cost recognized in general and administrative expense	$2,672	$714
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	125	8
Fair value of units vested during the period	896	—
The following table presents information about the Company's RSUs as of the date presented:

	December 31,
(Dollars in thousands)	2020	2019
Total unrecognized compensation cost	$5,261	$1,584
Weighted average period over which compensation cost will be recognized (in years)	2.4	2.4
Unit-Based Compensation
In 2017, the Company's predecessor approved and issued unvested Class B and Class D units equity interests to members of EPRT Management, the predecessor's board of managers and external unitholders. Following the completion of the Formation Transactions, the Class B and Class D unit holders continued to hold vested and unvested interests in EPRT Holdings and, indirectly, the OP Units held by EPRT Holdings.
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
The following table presents information about the Class B and Class D units for the periods presented:

	Year ended December 31,
(in thousands)	2020	2019	2018
Compensation cost recognized in general and administrative expense	$—	$2,162	$747
Fair value of units vested during the period	—	2,283	718
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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Year ended December 31,		Period from June 25, 2018 to December 31, 2018
(dollar amounts in thousands)	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$42,528	$48,025	$16,329
Less: net income attributable to non-controlling interests	(255)	(6,181)	(5,001)
Less: net income allocated to unvested restricted common stock and RSUs	(404)	(493)	(300)
Net income available for common stockholders: basic	41,869	41,351	11,028
Net income attributable to non-controlling interests	255	6,181	5,001
Net income available for common stockholders: diluted	$42,124	$47,532	$16,029

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	95,664,071	64,714,087	43,325,968
Less: weighted average number of shares of unvested restricted common stock	(353,036)	(610,029)	(691,290)
Weighted average shares outstanding used in basic net income per share	95,311,035	64,104,058	42,634,678
Effects of dilutive securities: (1)
OP Units	553,847	10,793,700	19,056,552
Unvested restricted common stock and RSUs	332,823	412,138	74,727
Weighted average shares outstanding used in diluted net income per share	96,197,705	75,309,896	61,765,957
_____________________________________
(1)For the year ended December 31, 2020, excludes the impact of 124,295 unvested restricted stock units as the effect would have been antidilutive.
11. Commitments and Contingencies
As of December 31, 2020, the Company had remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $16.3 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2020, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Defined Contribution Retirement Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Code (the "401(k) Plan"). The 401(k) Plan is available to all of the Company's full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 5% of eligible compensation contributed by participants which vests immediately. During the years ended December 31, 2020, 2019 and 2018, the Company made matching contributions of $0.2 million, $0.2 million and $0.1 million, respectively.
Employment Agreements
The Company has employment agreements with its executive officers. These employment agreements have an initial term of four years, with automatic one-year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer's employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2020 and 2019. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company's fixed‑rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of December 31, 2020 and 2019.
The estimated fair values of the Company's borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of December 31, 2020 and 2019 approximate fair value.
The estimated fair values of the Company's secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as

Level 3 within the fair value hierarchy. As of December 31, 2020, the Company's secured borrowings had an aggregate carrying value of $173.2 million (excluding net deferred financing costs of $2.2 million) and an estimated fair value of $176.4 million. As of December 31, 2019, the Company's secured borrowings had an aggregate carrying value of $239.1 million (excluding net deferred financing costs of $3.8 million) and an estimated fair value of 247.1 million.
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company's derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of December 31, 2020 and 2019, the Company estimated the fair value of its interest rate swap contracts to be a $38.9 million and $2.9 million, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Non-financial assets:
Long-lived assets	$4,754	$4,754	$—	$—	$4,754

December 31, 2019
Non-financial assets:
Long-lived assets	$3,864	$3,864	$—	$—	$3,864
Long-Lived Assets
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
Quantitative information about Level 3 fair value measurements as of December 31, 2020 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Restaurant - Family Dining - Inverness, FL	$598	Sales comparison approach	Binding sales contract	$598
Restaurant - Family Dining - Nashville, GA	598	Sales comparison approach	Binding sales contract	598
Restaurant - Family Dining - Barnesville, GA	300	Sales comparison approach	Non-binding sales contract	300
Vacant - Augusta, GA	25	Sales comparison approach	Non-binding sales contract	25
Pet Care Services - Arvada, CO	3,233	Sales comparison approach	Comparable sales prices	3,233

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
13. Related-Party Transactions
During the years ended December 31, 2019 and 2018, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the years ended December 31, 2019 and 2018, which is included in general and administrative expense in the Company’s consolidated statements of operations. No services were provided to the Company by Eldridge during the year ended December 31, 2020.
During the year ended December 31, 2018, the Company issued and repaid short-term notes to affiliates of Eldridge. See Note 5—Long Term Debt for additional information.
In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. See Note 5—Long Term Debt for additional information.
14. Quarterly Results (Unaudited)
Presented below is a summary of unaudited quarterly financial information for the years ended December 31, 2020 and 2019. All adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the interim periods presented are included. The calculation of basic and diluted per share amounts for each quarter is based on the weighted average shares outstanding for that period; consequently, the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per share.

	Three months ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2020:
Total revenues	$41,487	$38,503	$42,908	$41,111
Net income	14,043	10,444	12,334	5,707
Net income attributable to non-controlling interests	84	63	74	34
Net income per share of common stock—basic and diluted	0.15	0.11	0.13	0.05
Dividends declared per common share	0.23	0.23	0.23	0.24

2019:
Total revenues	$31,107	$32,755	$36,291	$39,204
Net income	8,722	10,571	14,106	14,626
Net income attributable to non-controlling interests	2,595	2,620	861	105
Net income per share of common stock—basic and diluted	0.13	0.14	0.18	0.18
Dividends declared per common share	0.21	0.22	0.22	0.23
15. Subsequent Events
The Company has evaluated all events and transactions that occurred after December 31, 2020 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
In January and February 2021, the Company issued an aggregate of 102,156 shares of unvested RSUs to the Company’s executive officers and other employees under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

In February 2021, the Company issued an aggregate of 126,353 performance-based RSUs to the Company's executive officers under the Equity Incentive Plan. These are non-vested share awards and 75% of the award shall vest based on the Company's TSR as compared to the TSR of 10 peer companies and 25% of the award shall vest based on the compensation committee's subjective evaluation of the achievement of strategic objectives deemed relevant by the committee. The performance schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending January 1, 2021, divided by the average closing price for the 20-trading day period ending December 31, 2023.
Subsequent to December 31, 2020, the Company acquired 21 real estate properties with an aggregate investment (including acquisition costs) of $51.9 million and invested $1.4 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs.
Subsequent to December 31, 2020, the Company sold or transferred its investment in 11 real estate properties for an aggregate gross sales price of $14.1 million and incurred $0.7 million of disposition costs related to these transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (2013 Framework) (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.
Financial Statements. (see Item 8)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders'/Members' Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Financial Statement Schedules. (see schedules beginning on page F-1)
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
(b)Exhibits. The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019)
3.2	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 28, 2019)
3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 8, 2019)
3.4	Certificate of Notice, dated February 28, 2020 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 2, 2020
3.5	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 16, 2020)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 filed on May 25, 2018)
4.2	Amended and Restated Master Indenture dated as of July 11, 2017, among SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC, each a Delaware limited liability company, collectively as issuers, and Citibank, N.A., as indenture trustee, relating to Net-Lease Mortgage Notes (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-11 filed on May 25, 2018)
4.3	Series 2017-1 Indenture Supplement dated as of July 11, 2017, among SCF RC Funding I LLC, SCF RC Funding II LLC, SCF RC Funding III LLC and Citibank, N.A., as indenture trustee (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-11 filed on May 25, 2018)
4.4*	Description of the Company's Common Stock, $0.01 par value
10.1	Agreement of Limited Partnership of Essential Properties, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2018)
10.2	Amended and Restated Credit Agreement, dated as of April 12, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Barclays Bank PLC, as administrative agent, and Citigroup Global Markets Inc. and Bank of America, N.A., as co-syndication agents (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2019)
10.3	First Amendment to Amended and Restated Credit Agreement, dated November 22, 2019, among the Company, the Operating Partnership, Barclays Bank PLC, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 27, 2019)
10.4	Credit Agreement, dated as of November 26, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Capital One, National Association, as administrative agent, Suntrust Robinson Humphrey, Inc. and Mizuho Bank Ltd., as co-syndication agents, and Chemical Bank, a division of TCF National Bank, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2019)
10.5	Amended and Restated Property Management and Servicing Agreement dated as of July 11, 2017, among SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC, each a Delaware limited liability company, collectively as issuers, SCF Realty Capital LLC, a Delaware limited liability company, as property manager and special servicer, and Midland Loan Services, a division of PNC Bank, National Association, as back-up manager and Citibank, N.A., as indenture trustee (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11 filed on May 25, 2018)
10.6†	Employment Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed on June 26, 2018)
10.7†	Employment Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed on June 26, 2018)
10.8†	Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)
10.9†	Employment Agreement between Essential Properties Realty Trust, Inc. and Mark E. Patten, effective as of August 10, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2020)

Exhibit Number	Description
10.10	Form of Indemnification Agreement between Essential Properties Realty Trust, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2020)
21.1*	Subsidiaries of the Company
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	February 23, 2021	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Peter M. Mavoides and Mark E. Patten, and each of them singly, his or her true and lawful attorneys with full power to them, and each of them singly, to sign for each of the undersigned and in his or her name in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Essential Properties Realty Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	February 23, 2021
Peter M. Mavoides	(Principal Executive Officer)

/s/ Mark E. Patten	Chief Financial Officer, Treasurer and Executive Vice President	February 23, 2021
Mark E. Patten	(Principal Financial Officer)

/s/ Timothy J. Earnshaw	Chief Accounting Officer and Senior Vice President	February 23, 2021
Timothy J. Earnshaw	(Principal Accounting Officer)

/s/ Paul T. Bossidy	Director	February 23, 2021
Paul T. Bossidy

/s/ Joyce DeLucca	Director	February 23, 2021
Joyce DeLucca

/s/ Scott A. Estes	Director	February 23, 2021
Scott A. Estes

/s/ Lawrence J. Minich	Director	February 23, 2021
Lawrence J. Minich

/s/ Heather Leed Neary	Director	February 23, 2021
Heather Leed Neary

/s/ Stephen D. Sautel	Director	February 23, 2021
Stephen D. Sautel

/s/ Janaki Sivanesan	Director	February 23, 2021
Janaki Sivanesan

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2020
(Dollar amounts in thousands)

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Alexander City	AL	{f}	$184	$242	$—		$—		$184	$242	$426	$44	1987	6/16/2016
Restaurants - Quick Service	Zanesville	OH	{f}	397	277	—		—		397	277	674	43	1988	6/16/2016
Restaurants - Quick Service	Belleville	IL	{f}	314	369	—		—		314	369	683	61	1988	6/16/2016
Restaurants - Quick Service	Grand Rapids	MI	{f}	177	346	—		—		177	346	523	59	1989	6/16/2016
Restaurants - Quick Service	Petaluma	CA		467	533	—		—		467	533	1,000	90	1992	6/16/2016
Restaurants - Quick Service	Clarkesville	GA		178	—	—		—		178	—	178	—		6/16/2016
Restaurants - Quick Service	Philadelphia	PA		485	626	—		—		485	626	1,111	109	1980	6/16/2016
Other Services	Nashville	TN		332	106	—		—		332	106	438	35	1992	6/16/2016
Restaurants - Quick Service	Ruskin	FL	{f}	641	—	—		—		641	—	641	—	1993	6/16/2016
Restaurants - Quick Service	Brownsville	TX		561	474	—		—		561	474	1,035	85	1995	6/16/2016
Restaurants - Quick Service	Waco	TX		633	382	(39)	(g)	(21)	(g)	594	361	955	63	1991	6/16/2016
Restaurants - Family Dining	Palantine	IL	{f}	926	354	—		—		926	354	1,280	81	1990	6/16/2016
Restaurants - Family Dining	LaGrange	IL	{f}	446	851	—		682		446	1,533	1,979	125	1990	6/16/2016
Restaurants - Family Dining	Jacksonville	FL	{f}	1,086	957	(620)	(g)	(536)	(g)	466	421	887	210	1997	6/16/2016
Restaurants - Casual Dining	Corpus Christi	TX		1,160	—	—		—		1,160	—	1,160	—	2015	6/16/2016
Restaurants - Casual Dining	Centennial	CO	{f}	1,593	3,400	—		—		1,593	3,400	4,993	428	1993	6/16/2016
Restaurants - Quick Service	Redford	MI		468	567	—		—		468	567	1,035	94	1998	6/16/2016
Other Services	Landrum	SC	{f}	214	87	—		—		214	87	301	24	1992	6/16/2016
Restaurants - Family Dining	Virginia Beach	VA		90	192	—		—		90	192	282	150	1997	6/16/2016
Restaurants - Casual Dining	Thomasville	GA		903	233	—		600		903	833	1,736	109	1999	6/16/2016
Restaurants - Casual Dining	Grapevine	TX		1,385	977	—		—		1,385	977	2,362	168	1999	6/16/2016
Restaurants - Family Dining	Plano	TX		207	424	—		—		207	424	631	320	1998	6/16/2016
Restaurants - Family Dining	Coon Rapids	MN	{f}	635	856	—		—		635	856	1,491	145	1991	6/16/2016
Restaurants - Family Dining	Mankato	MN	{f}	700	585	—		—		700	585	1,285	125	1992	6/16/2016
Restaurants - Casual Dining	Omaha	NE	{f}	465	1,184	(203)	(g)	(498)	(g)	262	686	948	146	1979	6/16/2016
Restaurants - Family Dining	Merrillville	IN	{f}	797	322	—		—		797	322	1,119	53	1977	6/16/2016
Restaurants - Family Dining	Green Bay	WI		549	373	—		—		549	373	922	89	1977	6/16/2016
Restaurants - Family Dining	Appleton	WI		441	590	—		—		441	590	1,031	113	1977	6/16/2016
Restaurants - Family Dining	St. Joseph	MO		559	371	—		—		559	371	930	81	1978	6/16/2016
Restaurants - Family Dining	Gladstone	MO		479	783	—		—		479	783	1,262	127	1979	6/16/2016
Restaurants - Family Dining	Brainerd	MN		761	547	—		—		761	547	1,308	104	1990	6/16/2016
Restaurants - Family Dining	Cedar Rapids	IA		804	563	—		—		804	563	1,367	103	1994	6/16/2016
Restaurants - Family Dining	Brooklyn Park	MN		725	693	—		—		725	693	1,418	131	1997	6/16/2016
Restaurants - Quick Service	Pontiac	MI	{f}	316	423	—		—		316	423	739	79	2003	6/16/2016
Restaurants - Quick Service	Troy	MI		674	—	—		—		674	—	674	—		6/16/2016
Restaurants - Quick Service	Clay	NY	{f}	129	413	1,654		—		1,783	413	2,196	504	1991	6/16/2016
Restaurants - Quick Service	Buna	TX		152	138	—		—		152	138	290	27	1976	6/16/2016
Restaurants - Quick Service	Carthage	TX		111	239	—		—		111	239	350	41	1975	6/16/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Dayton	TX		$195	$174	$—	$—	$195	$174	$369	$31	1969	6/16/2016
Restaurants - Quick Service	Diboll	TX		92	177	—		92	177	269	31	1990	6/16/2016
Restaurants - Quick Service	Huntington	TX		120	180	—	—	120	180	300	40	1980	6/16/2016
Restaurants - Quick Service	Huntsville	TX		120	290	—	—	120	290	410	44	1985	6/16/2016
Restaurants - Quick Service	Jasper	TX		111	209	—	—	111	209	320	35	1992	6/16/2016
Restaurants - Quick Service	Kountze	TX		120	290	—	—	120	290	410	44	1995	6/16/2016
Restaurants - Quick Service	Rusk	TX		129	142	—	—	129	142	271	30	1989	6/16/2016
Restaurants - Quick Service	Sour Lake	TX		204	114	—	—	204	114	318	27	1978	6/16/2016
Restaurants - Quick Service	Vernon	CT		155	208	—	—	155	208	363	70	1983	6/16/2016
Restaurants - Quick Service	Battle Creek	MI	{f}	114	690	—	—	114	690	804	98	1969	6/16/2016
Restaurants - Quick Service	Mt Clemens	MI	{f}	—	—	—	—	—	—	—		1989	6/16/2016
Restaurants - Quick Service	Clio	MI	{f}	350	889	—	—	350	889	1,239	135	1991	6/16/2016
Restaurants - Quick Service	Charlotte	MI	{f}	190	722	—	—	190	722	912	101	1991	6/16/2016
Restaurants - Quick Service	St. Johns	MI	{f}	218	403	—	—	218	403	621	77	1991	6/16/2016
Automotive Service	Burnsville	MN		734	309	180	25	914	334	1,248	80	1973	6/16/2016
Restaurants - Family Dining	Albert Lea	MN		337	463	—	—	337	463	800	95	1975	6/16/2016
Restaurants - Family Dining	Crystal	MN		821	178	—	—	821	178	999	56	1975	6/16/2016
Restaurants - Casual Dining	West Monroe	LA	{f}	343	94	—	—	343	94	437	25	1988	6/16/2016
Restaurants - Quick Service	Greenfield	WI	{f}	556	789	—	—	556	789	1,345	126	1983	6/16/2016
Restaurants - Quick Service	Redford	MI		479	—	—	—	479	—	479	—		6/16/2016
Restaurants - Quick Service	Bridgeport	MI		309	619	—	—	309	619	928	113	1989	6/16/2016
Restaurants - Quick Service	Birmingham	AL	{f}	261	780	—	—	261	780	1,041	111	2000	6/16/2016
Restaurants - Quick Service	Oneonta	AL	{f}	220	485	—	—	220	485	705	72	1993	6/16/2016
Restaurants - Quick Service	Union City	GA	{f}	416	746	—	—	416	746	1,162	110	1976	6/16/2016
Restaurants - Quick Service	Marietta	GA	{f}	214	618	—	—	214	618	832	87	1979	6/16/2016
Restaurants - Quick Service	Vicksburg	MS	{f}	203	627	—	—	203	627	830	88	1979	6/16/2016
Restaurants - Quick Service	Riverdale	GA	{f}	309	584	—	—	309	584	893	86	1978	6/16/2016
Restaurants - Quick Service	Snellville	GA	{f}	242	484	—	—	242	484	726	75	1981	6/16/2016
Restaurants - Quick Service	Trussville	AL	{f}	243	480	—	—	243	480	723	72	1996	6/16/2016
Restaurants - Quick Service	Forest Park	GA	{f}	233	341	—	—	233	341	574	50	1988	6/16/2016
Restaurants - Quick Service	Decatur	GA	{f}	239	714	—	—	239	714	953	101	1982	6/16/2016
Restaurants - Quick Service	Monroe	GA	{f}	302	733	—	—	302	733	1,035	106	1985	6/16/2016
Restaurants - Quick Service	Decatur	GA	{f}	292	463	—	—	292	463	755	64	1983	6/16/2016
Restaurants - Quick Service	Columbia	SC	{f}	241	461	—	—	241	461	702	75	1981	6/16/2016
Restaurants - Quick Service	Decatur	GA	{f}	302	721	—	—	302	721	1,023	105	1986	6/16/2016
Restaurants - Quick Service	Conyers	GA	{f}	330	767	—	—	330	767	1,097	113	1982	6/16/2016
Restaurants - Quick Service	Stockbridge	GA	{f}	396	771	—	—	396	771	1,167	107	1975	6/16/2016
Restaurants - Quick Service	Lawrenceville	GA	{f}	306	550	—	—	306	550	856	88	1988	6/16/2016
Restaurants - Quick Service	Lithonia	GA	{f}	290	606	—	—	290	606	896	86	1979	6/16/2016
Restaurants - Quick Service	Tucker	GA	{f}	339	586	—	—	339	586	925	87	1976	6/16/2016
Restaurants - Quick Service	Covington	GA	{f}	379	722	—	—	379	722	1,101	108	1979	6/16/2016
Restaurants - Quick Service	Columbus	GA	{f}	174	442	—	—	174	442	616	65	1987	6/16/2016
Restaurants - Quick Service	Tupelo	MS	{f}	731	329	—	—	731	329	1,060	60	2000	6/16/2016
Restaurants - Quick Service	New Albany	MS	{f}	295	346	—	—	295	346	641	54	1993	6/16/2016
Restaurants - Quick Service	Parkersburg	WV	{f}	185	570	—	—	185	570	755	85	1976	6/16/2016
Restaurants - Quick Service	Ashland	KY	{f}	279	858	—	—	279	858	1,137	129	1979	6/16/2016
Restaurants - Quick Service	Huntington	WV	{f}	223	539	—	—	223	539	762	81	1979	6/16/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	North Little Rock	AR	{f}	$190	$450	$—	$—	$190	$450	$640	74	1978	6/16/2016
Restaurants - Quick Service	Jackson	MS	{f}	400	348	—		400	348	748	56	1981	6/16/2016
Restaurants - Quick Service	Madison	TN	{f}	281	458	—	—	281	458	739	66	1988	6/16/2016
Restaurants - Quick Service	Little Rock	AR	{f}	169	48	—	15	169	63	232	21	1979	6/16/2016
Restaurants - Quick Service	Hurricane	WV	{f}	238	485	—	—	238	485	723	72	1981	6/16/2016
Restaurants - Quick Service	Parkersburg	WV	{f}	261	513	—	—	261	513	774	81	1982	6/16/2016
Restaurants - Quick Service	Chattanooga	TN	{f}	407	465	—	—	407	465	872	72	1983	6/16/2016
Restaurants - Quick Service	Knoxville	TN	{f}	352	347	—	—	352	347	699	54	1981	6/16/2016
Restaurants - Quick Service	Jacksonville	NC		284	152	—	932	284	1,084	1,368	32	1986	6/16/2016
Restaurants - Quick Service	Knoxville	TN	{f}	394	271	—	—	394	271	665	45	1982	6/16/2016
Restaurants - Quick Service	Forestdale	AL	{f}	241	613	—	—	241	613	854	90	1975	6/16/2016
Restaurants - Quick Service	Louisville	KY		319	238	—	815	319	1,053	1,372	44	1988	6/16/2016
Restaurants - Quick Service	Festus	MO	{f}	195	802	—	—	195	802	997	114	1979	6/16/2016
Restaurants - Quick Service	Jacksonville	FL	{f}	330	542	—	—	330	542	872	85	1976	6/16/2016
Restaurants - Quick Service	Jacksonville	FL	{f}	220	701	—	—	220	701	921	108	1979	6/16/2016
Restaurants - Quick Service	Winter Garden	FL	{f}	326	383	—	—	326	383	709	63	1987	6/16/2016
Restaurants - Quick Service	Sanford	FL	{f}	350	375	—	—	350	375	725	69	1986	6/16/2016
Restaurants - Quick Service	Lebanon	TN	{f}	311	736	—	—	311	736	1,047	127	1974	6/16/2016
Restaurants - Quick Service	Prattville	AL	{f}	551	524	—	—	551	524	1,075	82	1978	6/16/2016
Restaurants - Quick Service	Calhoun	GA	{f}	346	673	—	—	346	673	1,019	102	1979	6/16/2016
Restaurants - Quick Service	Mableton	GA	{f}	152	366	—	—	152	366	518	59	1977	6/16/2016
Restaurants - Quick Service	Brunswick	GA	{f}	532	137	—	—	532	137	669	30	1995	6/16/2016
Restaurants - Quick Service	Summerville	SC	{f}	215	720	—	—	215	720	935	109	1978	6/16/2016
Restaurants - Quick Service	Thomaston	GA	{f}	193	364	—	—	193	364	557	62	1987	6/16/2016
Restaurants - Quick Service	Smyrna	GA	{f}	392	311	—	—	392	311	703	53	1981	6/16/2016
Restaurants - Quick Service	Smyrna	TN	{f}	221	556	—	—	221	556	777	82	1982	6/16/2016
Restaurants - Quick Service	Tullahoma	TN	{f}	226	701	—	—	226	701	927	110	1975	6/16/2016
Restaurants - Quick Service	Shelbyville	TN	{f}	323	456	—	—	323	456	779	72	1976	6/16/2016
Restaurants - Quick Service	Dallas	GA	{f}	260	832	—	—	260	832	1,092	132	1985	6/16/2016
Restaurants - Quick Service	North Charleston	SC	{f}	121	459	—	—	121	459	580	69	1990	6/16/2016
Restaurants - Quick Service	LaGrange	GA	{f}	207	562	—	—	207	562	769	86	1985	6/16/2016
Restaurants - Quick Service	Cullman	AL	{f}	260	723	—	—	260	723	983	114	1999	6/16/2016
Restaurants - Quick Service	Batesville	MS	{f}	125	551	—	—	125	551	676	83	1992	6/16/2016
Restaurants - Quick Service	Phenix City	AL	{f}	273	665	—	—	273	665	938	110	1979	6/16/2016
Restaurants - Quick Service	Montgomery	AL	{f}	333	349	—	—	333	349	682	59	1986	6/16/2016
Restaurants - Quick Service	Starke	FL	{f}	240	468	—	—	240	468	708	78	1980	6/16/2016
Restaurants - Quick Service	Madisonville	KY	{f}	302	426	—	—	302	426	728	69	1976	6/16/2016
Restaurants - Quick Service	Marietta	OH	{f}	175	506	—	—	175	506	681	75	1979	6/16/2016
Restaurants - Quick Service	Hueytown	AL	{f}	133	711	—	—	133	711	844	106	1979	6/16/2016
Restaurants - Quick Service	Gallipolis	OH	{f}	247	722	—	—	247	722	969	113	1979	6/16/2016
Restaurants - Quick Service	Valdosta	GA	{f}	236	545	—	—	236	545	781	81	1980	6/16/2016
Restaurants - Quick Service	Douglas	GA	{f}	243	557	—	—	243	557	800	83	1979	6/16/2016
Restaurants - Quick Service	Fayetteville	GA	{f}	300	506	—	—	300	506	806	78	1984	6/16/2016
Restaurants - Quick Service	Troy	AL	{f}	183	520	—	—	183	520	703	79	1985	6/16/2016
Restaurants - Quick Service	Wetumpka	AL	{f}	273	416	—	—	273	416	689	68	1986	6/16/2016
Restaurants - Quick Service	St. Albans	WV	{f}	154	491	—	—	154	491	645	73	1975	6/16/2016
Restaurants - Quick Service	Huntington	WV	{f}	233	540	—	—	233	540	773	81	1992	6/16/2016
Restaurants - Quick Service	Newburgh	NY	{f}	913	738	—	—	913	738	1,651	155	1975	6/16/2016
Restaurants - Quick Service	Erie	PA	{f}	444	562	—	—	444	562	1,006	114	1977	6/16/2016
Restaurants - Quick Service	Dickson	TN	{f}	292	79	—	29	292	108	400	23	1977	6/16/2016
Restaurants - Quick Service	South Daytona	FL	{f}	416	668	—	—	416	668	1,084	110	1984	6/16/2016
Restaurants - Quick Service	Milford	NH	{f}	409	355	—	—	409	355	764	69	1993	6/16/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Portland	OR	{f}	$252	$131	—		—		$252	$131	$383	$29	2015	6/16/2016
Restaurants - Quick Service	Superior	CO	{f}	370	434	—				370	434	804	72	2002	6/16/2016
Restaurants - Casual Dining	Fond du Lac	WI	{f}	521	1,197	(222)	(g)	(459)	(g)	299	739	1,037	135	1996	6/16/2016
Restaurants - Casual Dining	Alexandria	LA		837	889	—		—		837	889	1,726	189	1994	6/16/2016
Medical / Dental	Hurst	TX		1,462	1,493	—		300		1,462	1,793	3,255	267	1997	6/16/2016
Restaurants - Quick Service	Jacksonville	FL	{f}	872	354	—		—		872	354	1,226	57	2006	6/16/2016
Restaurants - Casual Dining	Fleming Island	FL	{f}	586	355	—		—		586	355	941	54	2006	6/16/2016
Restaurants - Casual Dining	Port St. Lucie	FL	{f}	930	1,510	—		—		930	1,510	2,440	243	1988	6/16/2016
Restaurants - Casual Dining	Waycross	GA	{f}	861	1,700	—		—		861	1,700	2,561	253	1994	6/16/2016
Restaurants - Casual Dining	Kingsland	GA	{f}	602	1,256	—		—		602	1,256	1,858	199	1995	6/16/2016
Restaurants - Casual Dining	Jacksonville	FL	{f}	821	1,215	—		30		821	1,245	2,066	212	1995	6/16/2016
Restaurants - Casual Dining	North Fort Myers	FL	{f}	1,060	1,817	—		—		1,060	1,817	2,877	262	1994	6/16/2016
Restaurants - Casual Dining	Cape Coral	FL	{f}	741	1,692	—		—		741	1,692	2,433	251	1996	6/16/2016
Restaurants - Casual Dining	Panama City Beach	FL	{f}	750	959	—		—		750	959	1,709	157	1999	6/16/2016
Restaurants - Casual Dining	Dothan	AL	{f}	577	1,144	—		—		577	1,144	1,721	175	1993	6/16/2016
Restaurants - Casual Dining	Albany	GA	{f}	731	1,249	—		—		731	1,249	1,980	184	1991	6/16/2016
Restaurants - Casual Dining	Panama City	FL	{f}	539	1,389	—		—		539	1,389	1,928	191	1991	6/16/2016
Restaurants - Casual Dining	Valdosta	GA	{f}	626	957	—		—		626	957	1,583	157	1994	6/16/2016
Restaurants - Casual Dining	Gainesville	FL	{f}	193	1,930	—		—		193	1,930	2,123	241	1994	6/16/2016
Restaurants - Casual Dining	Panama City	FL	{f}	673	1,044	50		—		723	1,044	1,767	211	1999	6/16/2016
Restaurants - Family Dining	Leesburg	FL		808	720	—		—		808	720	1,528	168	2007	6/16/2016
N/A	San Antonio	TX		105	—	—		—		105	—	105	—		6/16/2016
Restaurants - Quick Service	Augusta	GA	{f}	272	26	(221)	(g)	(26)	(g)	51	—	51	27		6/16/2016
Restaurants - Quick Service	Warner Robins	GA	{f}	130	174	—		443		130	617	747	37	1975	6/16/2016
Automotive Service	Spring	TX		805	1,577	—		—		805	1,577	2,382	234	2013	8/4/2016
Home Furnishings	Frisco	TX		2,224	4,779	—		—		2,224	4,779	7,003	568	2006	8/19/2016
Convenience Stores	Binghamton	NY		273	1,008	—		—		273	1,008	1,281	174	1970	8/22/2016
Convenience Stores	Windsor	NY		272	1,101	—		—		272	1,101	1,373	190	1980	8/22/2016
Convenience Stores	Greene	NY		557	1,974	—		—		557	1,974	2,531	340	1989	8/22/2016
Convenience Stores	Afton	NY		348	1,303	—		—		348	1,303	1,651	224	1994	8/22/2016
Convenience Stores	Lansing	NY		861	3,034	—		—		861	3,034	3,895	523	2010	8/22/2016
Convenience Stores	Freeville	NY		524	1,457	—		—		524	1,457	1,981	251	1994	8/22/2016
Convenience Stores	Marathon	NY		520	2,127	—		—		520	2,127	2,647	366	1995	8/22/2016
Convenience Stores	New Hartford	NY		301	863	—		—		301	863	1,164	149	1995	8/22/2016
Convenience Stores	Chadwicks	NY		213	784	—		—		213	784	997	135	1987	8/22/2016
Convenience Stores	Liberty	NY		219	811	—		—		219	811	1,030	140	2004	8/22/2016
Convenience Stores	Earlville	NY		258	985	—		—		258	985	1,243	170	1997	8/22/2016
Convenience Stores	Vestal	NY		324	1,285	—		—		324	1,285	1,609	222	1996	8/22/2016
Convenience Stores	Delhi	NY		275	1,066	—		—		275	1,066	1,341	184	1992	8/22/2016
Convenience Stores	Franklin	NY		423	774	—		—		423	774	1,197	133	1998	8/22/2016
Convenience Stores	Endicott	NY		188	576	—		—		188	576	764	99	1995	8/22/2016
Convenience Stores	Davenport	NY		324	1,194	—		—		324	1,194	1,518	206	1993	8/22/2016
Restaurants - Family Dining	Salem	NH		131	232	—		—		131	232	363	196	1998	9/16/2016
Other Services	Anniston	AL	{f}	312	176	—		—		312	176	488	44	1992	9/16/2016
Early Childhood Education	Cumming	GA		876	2,357	—		—		876	2,357	3,233	316	2001	9/30/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Early Childhood Education	Suwanee	GA		$922	$2,108	$—	$—	$922	$2,108	$3,030	$283	2009	9/30/2016
Medical / Dental	Fort Worth	TX		1,617	—	99	4,187	1,716	4,187	5,903	361	2017	10/12/2016
Car Washes	Acworth	GA	{f}	1,346	2,615	—	—	1,346	2,615	3,961	340	2006	10/17/2016
Car Washes	Douglasville	GA	{f}	1,974	2,882	—	—	1,974	2,882	4,856	374	2006	10/17/2016
Car Washes	Hiram	GA	{f}	1,376	2,947	—	—	1,376	2,947	4,323	383	2004	10/17/2016
Car Washes	Marietta	GA	{f}	1,302	2,136	—	—	1,302	2,136	3,438	277	2002	10/17/2016
Medical / Dental	Port Charlotte	FL	{f}	1,820	2,072	—	—	1,820	2,072	3,892	299	2000	10/20/2016
Automotive Service	Lackawanna	NY		231	232	—	—	231	232	463	33	1987	10/28/2016
Automotive Service	Cheektowaga	NY		367	509	—	—	367	509	876	71	1978	10/28/2016
Automotive Service	Amherst	NY		410	606	—	—	410	606	1,016	85	1998	10/28/2016
Automotive Service	Niagara Falls	NY		615	1,025	—	—	615	1,025	1,640	144	1985	10/28/2016
Automotive Service	Williamsville	NY		419	1,302	—	—	419	1,302	1,721	182	1988	10/28/2016
Automotive Service	Dunkirk	NY		255	187	—	—	255	187	442	26	1980	10/28/2016
Car Washes	Tucson	AZ		1,048	2,190	—	—	1,048	2,190	3,238	279	2010	11/9/2016
Restaurants - Quick Service	Burlington	IA	{f}	444	1,171	—	—	444	1,171	1,615	174	1976	11/15/2016
Restaurants - Quick Service	Cedar Rapids	IA	{f}	436	1,179	—	—	436	1,179	1,615	176	1991	11/15/2016
Restaurants - Quick Service	Fort Madison	IA	{f}	304	1,284	—	—	304	1,284	1,588	191	1987	11/15/2016
Restaurants - Quick Service	Waterloo	IA	{f}	344	846	—	—	344	846	1,190	126	1982	11/15/2016
Restaurants - Quick Service	Nebraska City	NE	{f}	363	748	—	—	363	748	1,111	111	2014	11/15/2016
Restaurants - Quick Service	Plattsmouth	NE	{f}	304	1,302	—	—	304	1,302	1,606	194	1999	11/15/2016
Restaurants - Quick Service	Red Oak	IA	{f}	254	1,010	—	—	254	1,010	1,264	150	2000	11/15/2016
Movie Theatres	Florence	AL	{f}	1,519	6,294	117	—	1,636	6,294	7,930	834	2015	12/19/2016
Restaurants - Casual Dining	Gardendale	AL	{f}	589	1,984	—	—	589	1,984	2,573	250	2005	12/29/2016
Restaurants - Casual Dining	Jasper	AL	{f}	468	2,144	—	—	468	2,144	2,612	254	2005	12/29/2016
Restaurants - Casual Dining	Homewood	AL	{f}	808	1,233	—	—	808	1,233	2,041	167	1976	12/29/2016
Medical / Dental	Stevenson	AL	{f}	191	466	—	—	191	466	657	68	1990	12/30/2016
Medical / Dental	Tucson	AZ	{f}	323	780	—	—	323	780	1,103	86	1967	12/30/2016
Medical / Dental	Miami	FL	{f}	485	982	—	—	485	982	1,467	104	1981	12/30/2016
Medical / Dental	Sarasota	FL	{f}	323	557	—	—	323	557	880	69	1973	12/30/2016
Medical / Dental	Sarasota	FL	{f}	485	446	—	—	485	446	931	64	2001	12/30/2016
Medical / Dental	Dalton	GA	{f}	323	406	—	—	323	406	729	73	1960	12/30/2016
Medical / Dental	Alton	IL	{f}	252	568	—	—	252	568	820	87	2001	12/30/2016
Medical / Dental	Quincy	IL	{f}	272	608	—	—	272	608	880	91	2001	12/30/2016
Medical / Dental	Clarksville	IN	{f}	657	1,033	—	—	657	1,033	1,690	144	1994	12/30/2016
Medical / Dental	Terre Haute	IN	{f}	292	325	—	—	292	325	617	54	1998	12/30/2016
Medical / Dental	Brewster	MA	{f}	60	578	—	—	60	578	638	61	1986	12/30/2016
Medical / Dental	Kansas City	MO	{f}	333	568	—	—	333	568	901	84	1979	12/30/2016
Medical / Dental	Laurel	MS	{f}	100	1,033	—	—	100	1,033	1,133	114	1970	12/30/2016
Medical / Dental	Picayune	MS	{f}	70	517	—	—	70	517	587	60	1977	12/30/2016
Medical / Dental	Rochester	NH	{f}	181	426	—	—	181	426	607	56	1958	12/30/2016
Medical / Dental	Canandaigua	NY	{f}	70	527	—	—	70	527	597	58	2009	12/30/2016
Medical / Dental	Anderson	SC	{f}	211	487	—	—	211	487	698	57	1948	12/30/2016
Medical / Dental	Camden	SC	{f}	211	537	—	—	211	537	748	73	1985	12/30/2016
Medical / Dental	Columbia	SC	{f}	211	426	—	—	211	426	637	56	1986	12/30/2016
Medical / Dental	Austin	TX	{f}	242	375	—	—	242	375	617	57	1970	12/30/2016
Medical / Dental	Richmond	TX	{f}	495	446	—	—	495	446	941	77	1982	12/30/2016
Medical / Dental	Terrell Hills	TX	{f}	282	588	—	—	282	588	870	70	2002	12/30/2016
Health and Fitness	West Valley City	UT		1,936	4,210	—	—	1,936	4,210	6,146	482	1984	12/30/2016
Medical / Dental	Rock Springs	WY	{f}	620	2,550	—	—	620	2,550	3,170	299	2001	1/17/2017

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Car Washes	Conyers	GA	{f}	$1,136	$4,332	$—	$—	$1,136	$4,332	$5,468	$551	2013	1/24/2017
Car Washes	Covington	GA	{f}	824	3,759	—		824	3,759	4,583	495	2011	1/24/2017
Movie Theatres	North Myrtle Beach	SC		1,465	7,081	—	—	1,465	7,081	8,546	733	2006	1/31/2017
Medical / Dental	Bridgeton	MO	{f}	199	578	—	—	199	578	777	68	1982	2/9/2017
Medical / Dental	Mokena	IL	{f}	237	303	—	—	237	303	540	61	2008	2/9/2017
Medical / Dental	Lexington	KY	{f}	199	474	—	—	199	474	673	63	2014	2/9/2017
Medical / Dental	Islip Terrace	NY	{f}	313	436	—	—	313	436	749	54	1986	2/9/2017
Early Childhood Education	Alpharetta	GA		1,595	4,177	—	—	1,595	4,177	5,772	519	2016	2/28/2017
Home Furnishings	Westland	MI		1,858	14,560	—	1,125	1,858	15,685	17,543	1,525	1987	3/1/2017
Home Furnishings	Ann Arbor	MI		2,096	13,399	—	1,625	2,096	15,024	17,120	1,371	1992	3/1/2017
Home Furnishings	Muskegon	MI		1,113	6,436	—	125	1,113	6,561	7,674	675	1987	3/1/2017
Home Furnishings	Battle Creek	MI		1,212	7,904	—	125	1,212	8,029	9,241	852	1996	3/1/2017
Automotive Service	Frisco	TX		1,279	1,314	—	—	1,279	1,314	2,593	177	2003	3/8/2017
Automotive Service	Grapevine	TX		1,244	1,396	—	—	1,244	1,396	2,640	188	2001	3/8/2017
Automotive Service	Prosper	TX		1,161	2,534	—	—	1,161	2,534	3,695	303	2010	3/8/2017
Automotive Service	Southlake	TX		657	997	—	—	657	997	1,654	126	2002	3/8/2017
Restaurants - Quick Service	Cedartown	GA	{f}	258	812	—	—	258	812	1,070	97	1987	3/9/2017
Restaurants - Quick Service	Forsyth	GA	{f}	464	808	—	—	464	808	1,272	96	1989	3/9/2017
Convenience Stores	Topeka	KS		603	1,584	—	—	603	1,584	2,187	241	2008	3/10/2017
Automotive Service	New Freedom	PA	{f}	904	872	—	—	904	872	1,776	122	1997	3/28/2017
Car Washes	Huntingtown	MD	{f}	984	1,857	—	—	984	1,857	2,841	227	1998	3/28/2017
Automotive Service	Gambrills	MD	{f}	2,461	6,139	—	—	2,461	6,139	8,600	636	2009	3/28/2017
Convenience Stores	Tyler	TX		404	1,433	—	—	404	1,433	1,837	214	1980	3/30/2017
Early Childhood Education	San Antonio	TX		928	3,312	—	—	928	3,312	4,240	350	2016	4/25/2017
Medical / Dental	Payson	AZ		548	1,944	—	—	548	1,944	2,492	201	1988	4/28/2017
Medical / Dental	Brownsville	TX		1,626	—	982	7,743	2,608	7,743	10,351	584	2018	5/5/2017
Medical / Dental	Baytown	TX		286	1,790	—	—	286	1,790	2,076	176	2008	5/18/2017
Car Washes	Las Cruces	NM		510	2,290	—	—	510	2,290	2,800	256	2008	5/24/2017
Car Washes	Las Cruces	NM		570	2,187	—	—	570	2,187	2,757	244	2010	5/24/2017
Restaurants - Quick Service	Inverness	FL		—	—	—	—	—	—	—		2003	5/30/2017
Building Materials	Columbia Station	OH	{f}	1,078	1,437	—	—	1,078	1,437	2,515	183	1961	6/1/2017
Building Materials	Maumee	OH	{f}	733	1,238	—	—	733	1,238	1,971	157	1963	6/1/2017
Building Materials	Troy	OH	{f}	403	693	—	—	403	693	1,096	88	1991	6/1/2017
Building Materials	Jackson	OH	{f}	288	211	—	—	288	211	499	27	1995	6/1/2017
Building Materials	Lancaster	OH	{f}	376	833	—	—	376	833	1,209	106	1995	6/1/2017
Building Materials	Portsmouth	OH	{f}	133	160	—	—	133	160	293	21	1996	6/1/2017
Building Materials	Radcliff	KY	{f}	414	200	—	—	414	200	614	26	1984	6/1/2017
Building Materials	Gainesville	FL	{f}	934	638	—	—	934	638	1,572	81	2003	6/1/2017
Building Materials	Cartersville	GA	{f}	1,313	1,743	—	—	1,313	1,743	3,056	221	2003	6/1/2017
Building Materials	Douglasville	GA	{f}	1,026	2,421	—	—	1,026	2,421	3,447	307	2004	6/1/2017
Building Materials	El Paso	TX	{f}	901	177	—	—	901	177	1,078	23	1984	6/1/2017
Building Materials	Garland	TX	{f}	1,250	2,283	—	—	1,250	2,283	3,533	290	2001	6/1/2017

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Building Materials	Conroe	TX	{f}	$2,150	$631	$—		$—		$2,150	$631	$2,781	$80	2002	6/1/2017
Building Materials	Amarillo	TX	{f}	927	655	—		—		927	655	1,582	83	2002	6/1/2017
Building Materials	Grand Junction	CO	{f}	760	403	—		—		760	403	1,163	51	1983	6/1/2017
Building Materials	Mt. Pleasant	SC	{f}	1,097	171	—		—		1,097	171	1,268	22	1983	6/1/2017
Building Materials	Irondale	AL	{f}	546	227	—		—		546	227	773	29	1975	6/1/2017
Building Materials	Bessemer	AL	{f}	1,514	3,413	—		—		1,514	3,413	4,927	433	2002	6/1/2017
Car Washes	Farmington	NM		634	4,945	—		—		634	4,945	5,579	552	2005	6/6/2017
Car Washes	Farmington	NM		746	2,795	—		—		746	2,795	3,541	312	2013	6/6/2017
Car Washes	Pueblo	CO		898	5,103	—		—		898	5,103	6,001	569	2008	6/6/2017
Restaurants - Quick Service	Nashville	GA		—	—	—		—		—	—	—	—	1991	6/6/2017
Restaurants - Quick Service	Soperton	GA		312	443	—		—		312	443	755	71	1992	6/6/2017
Movie Theatres	Kenosha	WI		3,159	3,755	116		—		3,275	3,755	7,030	500	1997	6/8/2017
Entertainment	Visalia	CA		1,320	2,320	—		—		1,320	2,320	3,640	283	1984	6/30/2017
Automotive Service	Knoxville	TN	{f}	518	695	—		—		518	695	1,213	102	2008	7/21/2017
Automotive Service	Forest Park	GA	{f}	498	850	—		—		498	850	1,348	113	1992	7/21/2017
Automotive Service	Martinez	GA	{f}	612	570	—		—		612	570	1,182	96	1992	7/21/2017
Automotive Service	Clarksville	TN	{f}	498	633	—		—		498	633	1,131	90	1998	7/21/2017
Automotive Service	Ocala	FL	{f}	518	715	—		—		518	715	1,233	106	1989	7/21/2017
Automotive Service	Orlando	FL	{f}	456	664	—		—		456	664	1,120	88	1989	7/21/2017
Medical / Dental	Montgomery	AL		477	2,976	—		—		477	2,976	3,453	285	2001	8/7/2017
Restaurants - Quick Service	Algona	IA		150	528	—		—		150	528	678	63	1993	8/10/2017
Car Washes	Buford	GA	{f}	1,353	3,693	—		—		1,353	3,693	5,046	426	2010	8/15/2017
Early Childhood Education	Orlando	FL		1,175	4,362	—		—		1,175	4,362	5,537	416	2010	8/25/2017
Automotive Service	Garden City	MI		366	961	—		—		366	961	1,327	106	1984	8/29/2017
Automotive Service	Troy	MI		794	1,389	—		—		794	1,389	2,183	153	1974	8/29/2017
Automotive Service	Burton	MI		188	1,180	—		—		188	1,180	1,368	120	1955	8/29/2017
Pet Care Services	Arvada	CO		1,342	2,808	(564)	(g)	(58)	(g)	778	2,750	3,528	300	1982	9/5/2017
Medical / Dental	Round Rock	TX	{f}	713	6,821	—		—		713	6,821	7,534	608	2016	9/12/2017
Car Washes	Little Rock	AR		685	3,361	—		—		685	3,361	4,046	309	1976	9/12/2017
Car Washes	Bryant	AR		489	2,790	—		—		489	2,790	3,279	250	1997	9/20/2017
Automotive Service	Longwood	FL	{f}	887	1,263	—		—		887	1,263	2,150	164	2000	9/25/2017
Car Washes	Anderson	SC		793	4,031	—		—		793	4,031	4,824	385	2008	9/26/2017
Car Washes	Cornelia	GA		470	2,670	—		—		470	2,670	3,140	256	2001	9/26/2017
Car Washes	South Commerce	GA		607	3,072	—		—		607	3,072	3,679	299	2016	9/26/2017
Car Washes	Seneca	SC		255	2,994	—		—		255	2,994	3,249	269	2005	9/26/2017
Restaurants - Quick Service	East Bethel	MN		764	1,353	—		—		764	1,353	2,117	236	1996	9/27/2017
Restaurants - Quick Service	Isanti	MN		1,167	1,859	—		—		1,167	1,859	3,026	270	1989	9/27/2017
Convenience Stores	Braham	MN		289	1,043	—		—		289	1,043	1,332	125	1986	9/27/2017
Restaurants - Quick Service	Grantsburg	WI		640	1,673	—		—		640	1,673	2,313	239	2005	9/27/2017
Health and Fitness	Hobbs	NM		938	1,503	—		—		938	1,503	2,441	180	2016	9/28/2017
Health and Fitness	Florence	KY		868	2,186	—		—		868	2,186	3,054	227	1994	9/28/2017
Automotive Service	Magnolia	TX		1,402	2,480	—		—		1,402	2,480	3,882	311	2017	9/29/2017
Early Childhood Education	Winter Garden	FL		1,169	4,603	—		—		1,169	4,603	5,772	457	2015	9/29/2017
Car Washes	Springdale	AR		597	1,908	—		—		597	1,908	2,505	198	2009	9/29/2017
Car Washes	Rogers	AR		763	2,663	—		—		763	2,663	3,426	261	2005	9/29/2017
Car Washes	Shreveport	LA		460	2,615	—		—		460	2,615	3,075	255	2017	9/29/2017
Convenience Stores	Jacksonville	TX		587	1,357	—		—		587	1,357	1,944	188	2012	9/29/2017
Convenience Stores	Daingerfield	TX		269	1,135	—		798		269	1,933	2,202	125	1979	9/29/2017
Convenience Stores	Jacksonville	TX		368	916	—		807		368	1,723	2,091	126	1996	9/29/2017

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Entertainment	Orlando	FL		2,290	4,377	—		4,242		2,290	8,619	10,909	428	2007	9/29/2017
Medical / Dental	North Lima	OH		112	926	—		—		112	926	1,038	82	1976	10/5/2017
Medical / Dental	West Lafayette	IN		122	397	—		—		122	397	519	39	1976	10/5/2017
Medical / Dental	Salem	OH		92	468	—		—		92	468	560	45	1985	10/5/2017
Medical / Dental	Toledo	OH		448	1,750	—		—		448	1,750	2,198	156	1995	10/5/2017
Medical / Dental	Pittsburgh	PA		—	—	—		—		—	—	—	—	1983	10/5/2017
Medical / Dental	Youngstown	OH		275	702	—		—		275	702	977	75	1971	10/5/2017
Medical / Dental	Madison	OH		387	488	—		—		387	488	875	53	1950	10/5/2017
Medical / Dental	Youngstown	OH		366	1,394	—		—		366	1,394	1,760	142	1995	10/5/2017
Medical / Dental	Penn Yan	NY		132	651	—		—		132	651	783	66	1986	10/5/2017
Medical / Dental	Kent	OH	{f}	173	610	—		—		173	610	783	61	1970	10/5/2017
Convenience Stores	Tyler	TX		706	511	—		950		706	1,461	2,167	124	1996	10/16/2017
Entertainment	Hoover	AL		1,403	2,939	—		—		1,403	2,939	4,342	307	2017	10/13/2017
Convenience Stores	Farmington	NM		332	302	—		—		332	302	634	41	1966	11/8/2017
Convenience Stores	Farmington	NM		342	604	—		—		342	604	946	69	1972	11/8/2017
Convenience Stores	Farmington	NM		372	886	—		—		372	886	1,258	111	2013	11/8/2017
Convenience Stores	Aztec	NM		322	685	—		—		322	685	1,007	80	1982	11/8/2017
Convenience Stores	Farmington	NM		282	1,077	—		—		282	1,077	1,359	124	1980	11/8/2017
Convenience Stores	Farmington	NM		503	815	—		—		503	815	1,318	101	1980	11/8/2017
Convenience Stores	Farmington	NM		735	352	—		—		735	352	1,087	54	1982	11/8/2017
Convenience Stores	Ignacio	CO		272	1,047	—		—		272	1,047	1,319	115	1983	11/8/2017
Convenience Stores	Farmington	NM		332	775	—		—		332	775	1,107	96	1985	11/8/2017
Convenience Stores	Farmington	NM		453	1,027	—		—		453	1,027	1,480	137	1990	11/8/2017
Convenience Stores	Kirtland	NM		332	906	—		—		332	906	1,238	106	1980	11/8/2017
Restaurants - Quick Service	Gray	GA		293	374	—		—		293	374	667	47	1992	11/10/2017
Restaurants - Quick Service	Sandersville	GA		283	515	—		—		283	515	798	60	1989	11/10/2017
Restaurants - Quick Service	Barnesville	GA		243	414	(113)	(g)	(192)	(g)	130	222	352	52	1996	11/10/2017
Health and Fitness	Greeley	CO		1,484	4,491	—		—		1,484	4,491	5,975	421	1989	11/16/2017
Restaurants - Quick Service	Hutchinson	KS	{f}	194	777	—		—		194	777	971	81	1971	11/16/2017
Medical / Dental	Tyler	TX		985	5,675	—		—		985	5,675	6,660	519	1999	11/17/2017
Medical / Dental	Lindale	TX		394	1,429	—		—		394	1,429	1,823	153	2013	11/17/2017
Convenience Stores	Farmington	NM		554	785	—		—		554	785	1,339	119	1998	11/21/2017
Pet Care Services	Franklin	IN		395	2,319	—		—		395	2,319	2,714	215	2007	12/1/2017
Pet Care Services	Fayetteville	AR		905	1,456	—		—		905	1,456	2,361	153	1979	12/1/2017
Pet Care Services	Greenwood	IN		312	593	—		—		312	593	905	59	1952	12/1/2017
Pet Care Services	Indianapolis	IN		52	416	—		—		52	416	468	37	1954	12/1/2017
Early Childhood Education	Lansdowne	VA		2,167	2,982	—		—		2,167	2,982	5,149	298	2006	12/4/2017
Early Childhood Education	Overland Park	KS		1,189	4,062	—		—		1,189	4,062	5,251	388	2017	12/8/2017
Restaurants - Casual Dining	Bossier City	LA	{f}	976	2,347	—		—		976	2,347	3,323	241	1993	12/15/2017
Restaurants - Casual Dining	Augusta	GA		1,663	1,909	—		—		1,663	1,909	3,572	187	1982	12/15/2017
Movie Theatres	Dublin	OH		2,126	10,097	—		—		2,126	10,097	12,223	882	1994	12/15/2017
Restaurants - Quick Service	Daleville	AL		127	409	—		—		127	409	536	41	1983	12/19/2017
Restaurants - Quick Service	Roanoke	AL		224	526	—		—		224	526	750	57	1990	12/19/2017
Restaurants - Quick Service	Jasper	AL		370	331	—		—		370	331	701	49	2005	12/19/2017
Restaurants - Quick Service	Alexander City	AL		263	506	—		—		263	506	769	58	2004	12/19/2017
Restaurants - Quick Service	Headland	AL		273	370	—		—		273	370	643	57	2007	12/19/2017
Restaurants - Quick Service	Tallassee	AL		195	302	—		—		195	302	497	39	2008	12/19/2017
Restaurants - Quick Service	Talladega	AL		88	273	—		—		88	273	361	30	1999	12/19/2017
Restaurants - Quick Service	Enterprise	AL		166	380	—		—		166	380	546	42	1974	12/19/2017

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2020(b)(c)			Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Valley	AL		185	302	—		—		185	302	487	37	2004	12/19/2017
Restaurants - Quick Service	Selma	AL		175	409	—		—		175	409	584	45	1996	12/19/2017
Restaurants - Casual Dining	Linthcum	MD		1,691	1,124	—		—		1,691	1,124	2,815	147	2004	12/21/2017
Restaurants - Casual Dining	Pocomoke City	MD		653	849	—		—		653	849	1,502	123	2005	12/21/2017
Restaurants - Casual Dining	D'Iberville	MS		927	623	—		—		927	623	1,550	79	2004	12/21/2017
Restaurants - Casual Dining	Clarksville	TN		861	736	—		—		861	736	1,597	86	2003	12/21/2017
Restaurants - Casual Dining	Scranton	PA		785	755	—		—		785	755	1,540	114	1995	12/21/2017
Restaurants - Casual Dining	Alexander City	AL		511	802	—		—		511	802	1,313	93	2007	12/21/2017
Restaurants - Casual Dining	Columbia	SC		785	500	(338)	(g)	(208)	(g)	447	292	739	67	2003	12/21/2017
Restaurants - Casual Dining	Palm City	FL		672	727	(59)		(61)		613	666	1,279	86	2003	12/21/2017
Restaurants - Casual Dining	St Robert	MO		644	755	—		—		644	755	1,399	82	2001	12/21/2017
Restaurants - Quick Service	Jasper	IN	{f}	226	931	—		—		226	931	1,157	91	1998	12/22/2017
Automotive Service	Spring	TX		721	932	—		300		721	1,232	1,953	153	2017	12/27/2017
Car Washes	Bentonville	AR		—	—	—		—		—	—	—	—	2017	12/28/2017
Health and Fitness	Auburn	AL		1,104	2,411	—		—		1,104	2,411	3,515	259	2007	12/29/2017
Health and Fitness	Columbus	GA		2,175	2,540	—		—		2,175	2,540	4,715	298	2005	12/29/2017
Early Childhood Education	Southaven	MS		1,060	1,496	—		124		1,060	1,620	2,680	158	2002	12/29/2017
Restaurants - Quick Service	Saginaw	MI		528	1,086	—		—		528	1,086	1,614	118	2012	1/4/2018
Restaurants - Quick Service	Grand Rapids	MI		299	1,205	—		—		299	1,205	1,504	121	2016	1/4/2018
Restaurants - Quick Service	Grand Rapids	MI		349	1,166	—		—		349	1,166	1,515	106	2013	1/4/2018
Health and Fitness	Wichita	KS		2,594	—	326		4,812		2,920	4,812	7,732	346	2018	1/19/2018
Convenience Stores	Bloomfield	NM		221	784	—		—		221	784	1,005	77	1980	1/24/2018
Early Childhood Education	Trumbull	CT		864	—	206		3,392		1,070	3,392	4,462	140	2018	1/31/2018
Restaurants - Casual Dining	Davenport	IA	{f}	57	479	—		—		57	479	536	39	1955	2/8/2018
Restaurants - Casual Dining	Bettendorf	IA	{f}	402	1,050	—		—		402	1,050	1,452	92	1975	2/8/2018
Restaurants - Casual Dining	Kewanee	IL		115	432	—		—		115	432	547	41	1993	2/8/2018
Restaurants - Casual Dining	Davenport	IA		459	1,304	—		—		459	1,304	1,763	118	1990	2/8/2018
Restaurants - Casual Dining	Davenport	IA		153	1,268	—		—		153	1,268	1,421	104	1952	2/8/2018
Automotive Service	Roseville	MN		489	1,602	—		—		489	1,602	2,091	141	1971	2/16/2018
Automotive Service	Woodbury	MN		978	2,049	—		—		978	2,049	3,027	187	2000	2/16/2018
Grocery	Burlington	NC		762	1,300	—		—		762	1,300	2,062	128	1992	2/16/2018
Health and Fitness	Aiken	SC		1,063	3,787	—		—		1,063	3,787	4,850	322	1998	3/1/2018
Early Childhood Education	Burlington	CT		432	1,408	—		—		432	1,408	1,840	137	2004	3/9/2018
Early Childhood Education	Canton	CT		730	761	—		—		730	761	1,491	95	1979	3/9/2018
Early Childhood Education	Farmington	CT		278	1,459	—		—		278	1,459	1,737	129	1985	3/9/2018
Early Childhood Education	Dublin	OH		740	2,934	—		—		740	2,934	3,674	256	2008	3/13/2018
Movie Theatres	Shelby	NC		1,826	2,798	—		—		1,826	2,798	4,624	274	2004	3/22/2018
Health and Fitness	Tulsa	OK		2,856	—	108		4,329		2,964	4,329	7,293	253	2018	3/22/2018
Automotive Service	Elk River	MN		433	898	—		—		433	898	1,331	83	1996	3/29/2018
Early Childhood Education	San Antonio	TX		482	1,496	—		—		482	1,496	1,978	124	2007	3/29/2018
Pet Care Services	Cave Creek	AZ		1,789	2,540	—		1,405		1,789	3,945	5,734	227	2008	4/5/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Pet Care Services	Maricopa	AZ		$1,057	$1,057	$—	$1,520	$1,057	$2,577	$3,634	$104	2008	4/5/2018
Early Childhood Education	Byron Center	MI	{f}	513	1,591	—	—	513	1,591	2,104	159	2012	4/9/2018
Medical / Dental	Russellville	AR		710	1,297	—	—	710	1,297	2,007	110	2015	4/20/2018
Car Washes	Bel Air	MD	{f}	321	3,120	—	—	321	3,120	3,441	266	2016	4/26/2018
Automotive Service	Apex	NC	{f}	229	428	—	—	229	428	657	41	2000	5/1/2018
Automotive Service	Holly Springs	NC	{f}	308	1,283	—	—	308	1,283	1,591	105	2003	5/1/2018
Automotive Service	Fuquay Varina	NC	{f}	487	318	—	—	487	318	805	43	2008	5/1/2018
Movie Theatres	Decatur	AL		1,491	4,350	—	—	1,491	4,350	5,841	405	2013	5/10/2018
Automotive Service	North Canton	OH		481	982	—	—	481	982	1,463	86	1960	5/17/2018
Automotive Service	Clinton Township	MI		1,179	688	—	—	1,179	688	1,867	121	1983	5/17/2018
Automotive Service	Baltimore	MD		206	1,709	—	—	206	1,709	1,915	119	1952	5/17/2018
Convenience Stores	Sartell	MN		988	607	—	—	988	607	1,595	112	2013	5/17/2018
Convenience Stores	St. Augusta	MN		473	1,111	—	—	473	1,111	1,584	124	1978	5/17/2018
Convenience Stores	Rice	MN		782	1,461	14	104	796	1,565	2,361	194	2005	5/17/2018
Convenience Stores	Pine City	MN		792	1,173	—	—	792	1,173	1,965	163	1967	5/17/2018
Convenience Stores	Cambridge	MN		1,008	2,161	—	—	1,008	2,161	3,169	257	2007	5/17/2018
Early Childhood Education	Acworth	GA	{f}	637	1,365	—	—	637	1,365	2,002	141	2000	5/18/2018
Pet Care Services	Lakewood Ranch	FL		442	—	1,054	2,677	1,496	2,677	4,173	194	2019	5/24/2018
Other Services	Bluff City	TN		146	1,347	—	—	146	1,347	1,493	94	1949	6/1/2018
Other Services	Erwin	TN		713	1,484	—	—	713	1,484	2,197	125	1981	6/1/2018
Other Services	Sparta	NC		713	1,942	—	—	713	1,942	2,655	181	1973	6/1/2018
Other Services	Kingsport	TN		1,220	3,143	—	—	1,220	3,143	4,363	302	1979	6/1/2018
Other Services	Cleveland	TN		673	1,083	—	—	673	1,083	1,756	95	1975	6/1/2018
Other Services	Cleveland	TN		615	2,938	—	—	615	2,938	3,553	209	1964	6/1/2018
Other Services	Castlewood	VA		1,259	1,786	—	—	1,259	1,786	3,045	181	1991	6/1/2018
Other Services	Covington	GA		849	3,309	—	—	849	3,309	4,158	283	1991	6/1/2018
Other Services	Harlem	GA		703	1,610	—	—	703	1,610	2,313	138	1895	6/1/2018
Other Services	London	KY		937	2,391	—	—	937	2,391	3,328	220	1999	6/1/2018
Other Services	Elizabethton	TN		254	517	—	—	254	517	771	59	2010	6/1/2018
Other Services	Elizabethton	TN		488	849	—	—	488	849	1,337	74	1996	6/1/2018
Other Services	Mountain City	TN		78	176	—	—	78	176	254	15	1936	6/1/2018
Convenience Stores	Mosinee	WI		260	509	—	—	260	509	769	63	1994	6/15/2018
Convenience Stores	Wausau	WI		311	372	—	—	311	372	683	57	1995	6/15/2018
Convenience Stores	Wausau	WI		402	1,470	—	—	402	1,470	1,872	131	1995	6/15/2018
Convenience Stores	Wausau	WI		502	361	—	—	502	361	863	79	1989	6/15/2018
Convenience Stores	Wausau	WI		412	445	—	—	412	445	857	70	1991	6/15/2018
Convenience Stores	Prentice	WI		1,164	753	—	—	1,164	753	1,917	230	1989	6/15/2018
Convenience Stores	Rothschild	WI		703	760	—	—	703	760	1,463	113	1985	6/15/2018
Convenience Stores	Phillips	WI		191	722	—	—	191	722	913	73	1970	6/15/2018
Convenience Stores	Pound	WI		321	478	—	—	321	478	799	81	1983	6/15/2018
Convenience Stores	Gillett	WI		241	591	—	—	241	591	832	75	1990	6/15/2018
Convenience Stores	Tigerton	WI		954	1,014	—	—	954	1,014	1,968	204	1998	6/15/2018
Convenience Stores	Stevens Point	WI		1,054	522	—	—	1,054	522	1,576	134	1993	6/15/2018
Convenience Stores	Merrill	WI		1,857	1,305	—	—	1,857	1,305	3,162	311	1996	6/15/2018
Convenience Stores	Tomahawk	WI		683	1,008	—	—	683	1,008	1,691	166	1992	6/15/2018
Convenience Stores	Marathon	WI		261	1,244	—	—	261	1,244	1,505	113	1987	6/15/2018
Convenience Stores	Edgar	WI		502	949	—	—	502	949	1,451	127	1984	6/15/2018
Convenience Stores	Plover	WI		1,275	883	—	—	1,275	883	2,158	154	2006	6/15/2018
Convenience Stores	Hatley	WI		783	851	—	—	783	851	1,634	149	1997	6/15/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Convenience Stores	Minoqua	WI		$371	$412	$—	$—	$371	$412	$783	$73	1984	6/15/2018
Convenience Stores	Wittenberg	WI		1,405	1,305	—	—	1,405	1,305	2,710	283	1999	6/15/2018
Convenience Stores	Rudolph	WI		412	840	—	—	412	840	1,252	106	1992	6/15/2018
Convenience Stores	Mountain	WI		371	663	—	—	371	663	1,034	98	1998	6/15/2018
Convenience Stores	Park Falls	WI		392	1,164	—	—	392	1,164	1,556	131	1984	6/15/2018
Convenience Stores	Weston	WI		622	843	—	—	622	843	1,465	120	1993	6/15/2018
Early Childhood Education	Surprise	AZ		1,546	1,736	—	21	1,546	1,757	3,303	148	2008	6/21/2018
Car Washes	Fayetteville	AR		—	—	—	—	—	—	—	—	2018	6/21/2018
Early Childhood Education	Malvern	PA		701	2,084	—	—	701	2,084	2,785	182	2006	6/28/2018
Early Childhood Education	Frazer	PA		730	2,276	—	—	730	2,276	3,006	191	1998	6/28/2018
Early Childhood Education	Glen Mills	PA		3,938	3,246	—	—	3,938	3,246	7,184	375	1992	6/28/2018
Early Childhood Education	Erial	NJ		740	1,546	—	—	740	1,546	2,286	123	2000	6/28/2018
Early Childhood Education	Exton	PA		442	2,007	—	—	442	2,007	2,449	155	2000	6/28/2018
Early Childhood Education	Voorhees	NJ		509	1,892	—	—	509	1,892	2,401	154	2002	6/28/2018
Early Childhood Education	Royersford	PA		259	1,892	—	—	259	1,892	2,151	139	2002	6/28/2018
Early Childhood Education	West Norriton	PA		557	1,998	—	—	557	1,998	2,555	157	2003	6/28/2018
Early Childhood Education	King of Prussia	PA		490	2,171	—	—	490	2,171	2,661	160	2004	6/28/2018
Early Childhood Education	Downingtown	PA		605	2,219	—	—	605	2,219	2,824	173	2007	6/28/2018
Early Childhood Education	Collegeville	PA		423	1,940	—	—	423	1,940	2,363	147	2008	6/28/2018
Early Childhood Education	Phoenixville	PA		1,431	4,466	—	—	1,431	4,466	5,897	366	2010	6/28/2018
Early Childhood Education	Blue Bell	PA		788	3,218	—	—	788	3,218	4,006	238	1967	6/28/2018
Medical / Dental	Mountain Grove	MO		113	527	—	—	113	527	640	45	2012	6/28/2018
Medical / Dental	Harrison	AR		144	835	—	—	144	835	979	63	2006	6/28/2018
Medical / Dental	Jonesboro	AR		329	1,021	—	—	329	1,021	1,350	80	2005	6/28/2018
Medical / Dental	El Dorado	AR		93	228	—	—	93	228	321	18	2000	6/28/2018
Medical / Dental	Berryville	AR		62	120	—	—	62	120	182	13	2000	6/28/2018
Medical / Dental	Batesville	AR		237	1,139	—	—	237	1,139	1,376	94	2017	6/28/2018
Health and Fitness	Salisbury	MA		1,169	14,584	1,331	2,843	2,500	17,427	19,927	959	2004	6/29/2018
Health and Fitness	Peabody	MA		3,497	6,523	—	—	3,497	6,523	10,020	466	2009	6/29/2018
Health and Fitness	Methuen	MA		4,544	5,179	—	—	4,544	5,179	9,723	446	2002	6/29/2018
Health and Fitness	Moncks Corner	SC		978	1,439	—	—	978	1,439	2,417	146	2002	6/29/2018
Medical / Dental	Brownsville	TX		172	1,683	—	—	172	1,683	1,855	116	2008	7/13/2018
Pet Care Services	Mesa	AZ		1,329	1,531	—	55	1,329	1,586	2,915	123	1990	7/13/2018
Pet Care Services	Chandler	AZ		1,775	3,033	—	55	1,775	3,088	4,863	242	2002	7/13/2018
Pet Care Services	Green Valley	AZ		913	2,454	—	55	913	2,509	3,422	186	2015	7/13/2018
Restaurants - Quick Service	Brownsville	KY		297	1,024	—	—	297	1,024	1,321	87	1990	7/18/2018
Car Washes	Athen	GA		1,011	2,536	—	600	1,011	3,136	4,147	250	2006	7/26/2018
Car Washes	Winder	GA		683	2,027	—	—	683	2,027	2,710	180	2008	7/26/2018
Car Washes	Decatur	GA		703	3,031	—	—	703	3,031	3,734	233	1967	7/26/2018
Car Washes	Decatur	GA		828	2,029	—	—	828	2,029	2,857	183	2007	7/26/2018
Car Washes	Duluth	GA		1,261	2,187	—	—	1,261	2,187	3,448	187	2006	7/26/2018
Restaurants - Quick Service	Fort Oglethorpe	GA		1,283	1,045	—	—	1,283	1,045	2,328	85	2001	8/8/2018
Restaurants - Quick Service	Ringgold	GA		387	1,406	—	—	387	1,406	1,793	118	2015	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		438	1,061	—	—	438	1,061	1,499	87	2009	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		876	1,255	—	—	876	1,255	2,131	107	2004	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		1,497	1,161	—	—	1,497	1,161	2,658	93	2012	8/8/2018
Restaurants - Quick Service	Dayton	TN		468	1,283	—	—	468	1,283	1,751	111	2016	8/8/2018
Restaurants - Quick Service	Ooltewah	TN		1,079	1,262	—	—	1,079	1,262	2,341	99	2003	8/8/2018
Restaurants - Quick Service	Soddy Daisy	TN		825	992	—	—	825	992	1,817	95	2006	8/8/2018
Automotive Service	Oklahoma City	OK		152	596	—	—	152	596	748	48	1980	8/9/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service	Midwest City	OK		$253	$495	$—	$—	$253	$495	$748	$50	1995	8/9/2018
Automotive Service	Del City	OK		364	384	—	—	364	384	748	48	1985	8/9/2018
Automotive Service	Midwest City	OK		172	526	—	—	172	526	698	43	1980	8/9/2018
Early Childhood Education	Eden Prairie	MN	{f}	1,264	1,651	—	—	1,264	1,651	2,915	146	1995	8/10/2018
Restaurants - Quick Service	Blytheville	AR		785	736	—	—	785	736	1,521	70	2007	8/22/2018
Restaurants - Quick Service	Paragould	AR		744	784	—	—	744	784	1,528	67	2008	8/22/2018
Restaurants - Quick Service	Van Buren	AR		642	946	—	—	642	946	1,588	79	2008	8/22/2018
Convenience Stores	Seguin	TX		435	995	—	—	435	995	1,430	85	1974	9/4/2018
Convenience Stores	Burleson	TX		823	1,660	—	—	823	1,660	2,483	159	1985	9/4/2018
Convenience Stores	Winfield	TX		908	2,474	—	—	908	2,474	3,382	240	1979	9/4/2018
Automotive Service	Pontiac	MI		445	1,077	—	—	445	1,077	1,522	95	1978	9/7/2018
Restaurants - Quick Service	San Angelo	TX		161	806	—	—	161	806	967	61	1978	9/12/2018
Health and Fitness	Springfield	OR	{f}	2,024	2,468	—	—	2,024	2,468	4,492	232	1999	9/13/2018
Health and Fitness	Eugene	OR	{f}	1,046	2,986	—	—	1,046	2,986	4,032	196	1980	9/13/2018
Early Childhood Education	San Antonio	TX		617	2,258	—	—	617	2,258	2,875	166	2008	9/14/2018
Early Childhood Education	Colleyville	TX		695	1,022	—	—	695	1,022	1,717	85	1997	9/18/2018
Restaurants - Quick Service	Marion	AR		459	920	—	—	459	920	1,379	80	2007	9/21/2018
Entertainment	Metairie	LA		1,323	2,143	—	—	1,323	2,143	3,466	174	2016	9/21/2018
Restaurants - Quick Service	Montrose	CO		698	1,036	—	—	698	1,036	1,734	89	2000	9/25/2018
Restaurants - Family Dining	Augusta	GA		825	894	—	—	825	894	1,719	68	1968	9/25/2018
Restaurants - Family Dining	Macon	GA		648	992	—	—	648	992	1,640	77	1983	9/25/2018
Restaurants - Family Dining	Macon	GA		923	972	—	—	923	972	1,895	90	1972	9/25/2018
Restaurants - Quick Service	Fairbanks	AK		438	1,524	—	—	438	1,524	1,962	125	1971	9/27/2018
Restaurants - Quick Service	Fairbanks	AK		687	1,633	5	177	692	1,810	2,502	137	2006	9/27/2018
Medical / Dental	Abilene	TX		336	1,959	—	—	336	1,959	2,295	132	2006	9/27/2018
Automotive Service	Bremen	IN	{f}	221	1,284	—	—	221	1,284	1,505	86	1970	9/28/2018
Car Washes	Springdale	AR		—	—	—	—	—	—	—	—	2018	9/28/2018
Restaurants - Quick Service	Andalusia	AL		384	727	—	—	384	727	1,111	61	1988	9/28/2018
Medical / Dental	Forrest City	AR		143	608	—	—	143	608	751	47	2007	9/28/2018
Early Childhood Education	Ashburn	VA		898	671	—	—	898	671	1,569	56	2001	9/28/2018
Restaurants - Quick Service	North Richard Hills	TX		875	1,113	—	—	875	1,113	1,988	105	2017	9/28/2018
Restaurants - Quick Service	Grapevine	TX		775	904	—	—	775	904	1,679	87	2016	9/28/2018
Restaurants - Quick Service	St Augustine	FL		917	1,964	—	—	917	1,964	2,881	146	2010	9/28/2018
Early Childhood Education	Fleming Island	FL	{f}	872	2,523	—	—	872	2,523	3,395	164	2006	9/28/2018
Restaurants - Quick Service	Hot Springs	AR		240	899	—	—	240	899	1,139	63	1979	10/4/2018
Health and Fitness	Tucson	AZ		4,227	—	140	4,264	4,367	4,264	8,631	123	2019	10/10/2018
Restaurants - Quick Service	Countryside	IL		727	1,302	—	—	727	1,302	2,029	94	2013	10/26/2018
Medical / Dental	Midland	TX		298	1,760	—	—	298	1,760	2,058	106	1993	10/31/2018
Early Childhood Education	McDonough	GA		604	2,065	—	—	604	2,065	2,669	146	2002	11/2/2018
Convenience Stores	Tucson	AZ		977	827	—	—	977	827	1,804	107	1985	11/7/2018
Convenience Stores	Phoenix	AZ		1,037	429	—	—	1,037	429	1,466	47	1987	11/7/2018
Convenience Stores	Centralia	WA		568	509	—	—	568	509	1,077	62	1976	11/7/2018
Medical / Dental	Montgomery	AL	{f}	454	1,528	—	—	454	1,528	1,982	107	2004	11/7/2018
Medical / Dental	Prattville	AL	{f}	237	857	—	—	237	857	1,094	59	2012	11/7/2018
Convenience Stores	Duncanville	TX		469	538	—	—	469	538	1,007	57	1980	11/8/2018
Early Childhood Education	Canton	GA		504	2,079	—	—	504	2,079	2,583	146	2006	11/9/2018
Restaurants - Quick Service	Pembroke	NY		577	898	—	—	577	898	1,475	90	2017	11/28/2018
Medical / Dental	Fort Worth	TX		466	845	—	—	466	845	1,311	62	1997	11/30/2018
Medical / Dental	Arlington	TX		546	649	—	—	546	649	1,195	55	1999	11/30/2018
Medical / Dental	Burleson	TX		61	1,091	—	—	61	1,091	1,152	57	1942	11/30/2018
Medical / Dental	Dallas	TX		1,813	3,606	—	—	1,813	3,606	5,419	212	1979	11/30/2018
Early Childhood Education	Olive Branch	MS		1,027	1,050	—	—	1,027	1,050	2,077	108	2009	12/5/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Early Childhood Education	Manchester	CT		$915	$939	$—		$1,805		$915	$2,744	$3,659	$128	1977	12/7/2018
Early Childhood Education	Macon	GA	{f}	538	1,067	—		—		538	1,067	1,605	88	2007	12/14/2018
Early Childhood Education	Macon	GA	{f}	508	1,067	—		—		508	1,067	1,575	78	2008	12/14/2018
Entertainment	Andover	MN		898	1,208	—		—		898	1,208	2,106	91	2005	12/12/2018
Entertainment	Rochester	MN		379	968	—		—		379	968	1,347	60	1958	12/12/2018
Entertainment	South St. Paul	MN		1,008	928	—		—		1,008	928	1,936	78	1978	12/12/2018
Entertainment	Mounds View	MN		1,986	3,264	—		—		1,986	3,264	5,250	233	1967	12/12/2018
Entertainment	St. Paul Park	MN		529	1,058	—		—		529	1,058	1,587	79	1959	12/12/2018
Entertainment	Oakdale	MN		2,136	5,699	—		—		2,136	5,699	7,835	371	2009	12/12/2018
Entertainment	Monticello	MN		1,527	3,414	—		—		1,527	3,414	4,941	278	2007	12/12/2018
Entertainment	St. Paul	MN		1,218	1,407	—		—		1,218	1,407	2,625	99	1955	12/12/2018
Entertainment	Ramsey	MN		609	749	—		—		609	749	1,358	81	1988	12/12/2018
Health and Fitness	Winston Salem	NC		986	1,205	(75)	(g)	(90)	(g)	911	1,115	2,026	62	1972	12/19/2018
Automotive Service	Denton	TX		1,278	1,582	—		—		1,278	1,582	2,860	130	1982	12/20/2018
Car Washes	Dubuque	IA		990	2,121	—		—		990	2,121	3,111	146	1992	12/20/2018
Car Washes	Davenport	IA		757	2,394	—		—		757	2,394	3,151	158	1990	12/20/2018
Car Washes	Rock Island	IL		1,030	2,949	—		—		1,030	2,949	3,979	195	1996	12/20/2018
Pet Care Services	Georgetown	TX		753	—	790		3,473		1,543	3,473	5,016	47	2020	12/21/2018
Pet Care Services	Middleburg	FL		803	—	1,842		2,384		2,645	2,384	5,029	167	2020	12/21/2018
Early Childhood Education	Arlington	TX		1,296	3,239	—		—		1,296	3,239	4,535	207	1989	12/27/2018
Home Furnishings	Kansas City	MO		273	4,683	—		—		273	4,683	4,956	256	2007	12/28/2018
Restaurants - Casual Dining	Flint	MI		619	274	—		—		619	274	893	38	1975	1/2/2019
Restaurants - Casual Dining	Saginaw	MI		335	294	—		—		335	294	629	34	1967	1/2/2019
Restaurants - Quick Service	Alexandria	LA	{f}	271	953	—		—		271	953	1,224	63	1985	1/10/2019
Restaurants - Quick Service	Leesville	LA	{f}	140	812	—		—		140	812	952	53	1983	1/10/2019
Restaurants - Quick Service	Griffin	GA	{f}	923	1,103	—		—		923	1,103	2,026	77	1983	1/10/2019
Car Washes	Springdale	AR		1,032	2,325	(1,032)		(2,325)		—	—	—	—	2018	1/10/2019
Entertainment	Nampa	ID		886	2,768	—		—		886	2,768	3,654	157	2008	1/17/2019
Medical / Dental	West Memphis	AR		247	543	—		—		247	543	790	40	2007	1/22/2019
Early Childhood Education	Gilbert	AZ		1,074	—	632		3,641		1,706	3,641	5,347	100	2020	1/29/2019
Pet Care Services	Denham Springs	LA		485	701	—		—		485	701	1,186	50	2007	1/31/2019
Medical / Dental	Little Rock	AR		770	1,562	—		—		770	1,562	2,332	93	2004	1/31/2019
Medical / Dental	Bryant	AR		460	1,519	—		—		460	1,519	1,979	87	2014	1/31/2019
Restaurants - Quick Service	Ruston	LA		544	1,399	—		—		544	1,399	1,943	95	2016	2/14/2019
Restaurants - Quick Service	El Dorado	AR		661	1,448	—		—		661	1,448	2,109	103	2017	2/14/2019
Restaurants - Quick Service	Percival	IA	{f}	578	1,252	—		—		578	1,252	1,830	94	2004	2/15/2019
Early Childhood Education	Garner	NC		378	1,962	—		—		378	1,962	2,340	108	2007	2/28/2019
Restaurants - Casual Dining	Wilder	KY		317	1,169	—		—		317	1,169	1,486	64	2010	2/28/2019
Medical / Dental	Meridian	MS		886	5,947	—		—		886	5,947	6,833	300	2006	3/8/2019
Health and Fitness	Abilene	TX		1,326	2,478	—		144		1,326	2,622	3,948	168	1974	3/8/2019
Early Childhood Education	St. Augustine	FL		183	1,436	—		—		183	1,436	1,619	77	2016	3/8/2019
Early Childhood Education	St. Augustine	FL		611	2,149	—		—		611	2,149	2,760	122	2006	3/8/2019
Early Childhood Education	St. Augustine	FL		1,385	2,108	—		—		1,385	2,108	3,493	145	1981	3/8/2019
Health and Fitness	Las Vegas	NV	{f}	491	2,543	—		—		491	2,543	3,034	135	1970	3/13/2019
Automotive Service	St. Augusta	MN	{f}	518	1,057	—		—		518	1,057	1,575	80	1991	3/13/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Pet Care Services	Carbondale	IL		$605	$713	$—	$—	$605	$713	$1,318	$61	1986	3/29/2019
Pet Care Services	Energy	IL		313	254	—	—	313	254	567	19	1995	3/29/2019
Pet Care Services	Crete	NE		381	332	—	—	381	332	713	38	1967	3/29/2019
Pet Care Services	Ballwin	MO		537	752	—	—	537	752	1,289	47	1986	3/29/2019
Pet Care Services	Pea Ridge	AR		518	654	—	—	518	654	1,172	46	1996	3/29/2019
Pet Care Services	Norman	OK		225	283	—	—	225	283	508	32	1993	3/29/2019
Pet Care Services	Martinsville	IN		88	664	—	—	88	664	752	33	1989	3/29/2019
Pet Care Services	Carbondale	IL		557	537	—	—	557	537	1,094	55	1976	3/29/2019
Pet Care Services	Nashville	IN		146	703	—	—	146	703	849	39	1970	3/29/2019
Entertainment	Monroeville	PA		823	2,028	—	—	823	2,028	2,851	140	2016	3/29/2019
Early Childhood Education	Stockbridge	GA		645	1,345	—	—	645	1,345	1,990	78	2004	3/29/2019
Entertainment	Huntersville	NC		4,087	9,719	—	—	4,087	9,719	13,806	502	1996	3/29/2019
Entertainment	Greensboro	NC		2,593	8,381	—	—	2,593	8,381	10,974	446	1988	3/29/2019
Medical / Dental	Tuscaloosa	AL		262	1,682	—	—	262	1,682	1,944	82	1991	3/29/2019
Early Childhood Education	Duluth	GA		843	2,539	—	150	843	2,689	3,532	134	1994	3/29/2019
Medical / Dental	Indianapolis	IN		509	3,504	—	—	509	3,504	4,013	168	2016	3/29/2019
Medical / Dental	Fort Wayne	IN		4,006	—	397	2,694	4,403	2,694	7,097	38	2020	3/29/2019
Restaurants - Quick Service	Woodstock	GA	{f}	435	932	—	—	435	932	1,367	52	1990	4/5/2019
Restaurants - Quick Service	Commerce	GA	{f}	435	851	—	—	435	851	1,286	47	1990	4/5/2019
Health and Fitness	Norman	OK		730	2,937	—	559	730	3,496	4,226	181	2018	4/17/2019
Convenience Stores	Alpena	AR		151	667	—	—	151	667	818	34	1970	4/19/2019
Convenience Stores	Gassville	AR		181	688	—	—	181	688	869	32	1995	4/19/2019
Convenience Stores	Mountain Home	AR		242	747	—	—	242	747	989	44	1977	4/19/2019
Early Childhood Education	Alpharetta	GA		835	865	—	400	835	1,265	2,100	55	1999	4/30/2019
Early Childhood Education	Johns Creek	GA		1,137	744	—	—	1,137	744	1,881	57	2004	4/30/2019
Medical / Dental	Tyler	TX		365	477	—	—	365	477	842	24	1940	5/15/2019
Medical / Dental	Groesbeck	TX		142	406	—	—	142	406	548	21	2005	5/15/2019
Medical / Dental	Greenville	TX		172	609	—	—	172	609	781	32	1985	5/15/2019
Medical / Dental	Marshall	TX		487	1,167	—	—	487	1,167	1,654	55	1969	5/15/2019
Pet Care Services	Prescott	AZ		223	1,277	—	—	223	1,277	1,500	58	1990	5/24/2019
Entertainment	Trussville	AL		4,403	5,693	—	—	4,403	5,693	10,096	303	2002	5/30/2019
Early Childhood Education	Coral Springs	FL		1,939	2,639	—	—	1,939	2,639	4,578	146	2004	5/31/2019
Convenience Stores	New Lexington	OH		595	832	—	—	595	832	1,427	67	1997	6/6/2019
Convenience Stores	Waterford	PA		467	383	—	—	467	383	850	49	1996	6/6/2019
Convenience Stores	Creston	OH		596	630	—	—	596	630	1,226	46	1997	6/6/2019
Convenience Stores	Alexandria	KY		425	502	—	—	425	502	927	51	1998	6/6/2019
Convenience Stores	Richmond	KY		1,132	357	—	—	1,132	357	1,489	55	1998	6/6/2019
Convenience Stores	Canton	OH		782	392	—	—	782	392	1,174	58	1998	6/6/2019
Convenience Stores	Wooster	OH		516	862	—	—	516	862	1,378	70	1998	6/6/2019
Convenience Stores	Louisville	KY		571	395	—	—	571	395	966	46	1998	6/6/2019
Convenience Stores	Fairfield	OH		426	305	—	—	426	305	731	40	1999	6/6/2019
Convenience Stores	Nicholasville	KY		864	264	—	—	864	264	1,128	39	1999	6/6/2019
Convenience Stores	Louisville	KY		634	772	—	—	634	772	1,406	60	1998	6/6/2019
Convenience Stores	Paris	KY		965	538	—	—	965	538	1,503	56	1998	6/6/2019
Convenience Stores	Fairborn	OH		553	386	—	—	553	386	939	45	1998	6/6/2019
Convenience Stores	Eastlake	OH		804	861	—	—	804	861	1,665	84	1998	6/6/2019
Convenience Stores	Beavercreek	OH		1,066	574	—	—	1,066	574	1,640	81	1999	6/6/2019
Convenience Stores	Milford	OH		675	738	—	—	675	738	1,413	73	1998	6/6/2019
Convenience Stores	Louisville	KY		883	402	—	—	883	402	1,285	53	1998	6/6/2019
Convenience Stores	Wauseon	OH		722	381	—	—	722	381	1,103	53	1998	6/6/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Convenience Stores	Milan	OH		$585	$770	$—	$—	$585	$770	$1,355	$76	1999	6/6/2019
Convenience Stores	Canton	OH		565	767	—	—	565	767	1,332	65	1999	6/6/2019
Convenience Stores	Mount Sterling	KY		721	383	—	—	721	383	1,104	37	1998	6/6/2019
Convenience Stores	Lorain	OH		696	854	—	—	696	854	1,550	88	1999	6/6/2019
Convenience Stores	Fairdale	KY		683	711	—	—	683	711	1,394	71	1999	6/6/2019
Convenience Stores	South Bloomfield	OH		1,381	894	—	—	1,381	894	2,275	144	1999	6/6/2019
Convenience Stores	Newtown	OH		373	346	—	—	373	346	719	34	1999	6/6/2019
Convenience Stores	Hudson	OH		1,270	670	—	—	1,270	670	1,940	99	1999	6/6/2019
Convenience Stores	Seymour	IN		840	838	—	—	840	838	1,678	92	1999	6/6/2019
Convenience Stores	Powell	OH		841	503	—	—	841	503	1,344	60	1996	6/6/2019
Convenience Stores	Avon	OH		561	392	—	—	561	392	953	37	1999	6/6/2019
Convenience Stores	Columbus	OH		644	702	—	—	644	702	1,346	74	1999	6/6/2019
Convenience Stores	Louisville	KY		1,119	450	—	—	1,119	450	1,569	64	1999	6/6/2019
Convenience Stores	Bedford	OH		655	619	—	—	655	619	1,274	60	1999	6/6/2019
Convenience Stores	Elizabethtown	KY		1,446	856	—	—	1,446	856	2,302	102	1999	6/6/2019
Convenience Stores	Parma	OH		884	903	—	—	884	903	1,787	78	2001	6/6/2019
Restaurants - Casual Dining	Warren	MI		983	1,685	—	—	983	1,685	2,668	105	1969	6/7/2019
Restaurants - Casual Dining	Detroit	MI		572	923	—	—	572	923	1,495	52	1948	6/7/2019
Restaurants - Casual Dining	Dearborn	MI		702	2,397	—	—	702	2,397	3,099	108	1992	6/7/2019
Restaurants - Casual Dining	Farmington Hills	MI		883	2,337	—	—	883	2,337	3,220	122	1964	6/7/2019
Restaurants - Casual Dining	Livonia	MI		943	1,725	—	—	943	1,725	2,668	99	1974	6/7/2019
Restaurants - Quick Service	Albion	NY		600	1,089	—	—	600	1,089	1,689	61	1968	6/12/2019
Medical / Dental	Huntsville	TX		277	503	—	—	277	503	780	28	2003	6/13/2019
Medical / Dental	Longview	TX		257	452	—	—	257	452	709	20	1998	6/13/2019
Convenience Stores	Deming	NM		384	676	—	—	384	676	1,060	43	1990	6/21/2019
Restaurants - Casual Dining	Danville	IL	{f}	553	1,619	—	—	553	1,619	2,172	85	1991	6/26/2019
Restaurants - Casual Dining	Wooster	OH	{f}	955	1,720	—	—	955	1,720	2,675	86	1995	6/26/2019
Restaurants - Casual Dining	New Philadelphia	OH		1,116	2,001	—	—	1,116	2,001	3,117	100	1991	6/26/2019
Restaurants - Casual Dining	Bristol	VA		1,136	1,991	—	—	1,136	1,991	3,127	97	2005	6/26/2019
Early Childhood Education	Olympia	WA		377	1,569	—	—	377	1,569	1,946	75	2002	6/27/2019
Early Childhood Education	Tumwater	WA		665	1,003	—	—	665	1,003	1,668	46	1997	6/27/2019
Early Childhood Education	Klamath Falls	OR		447	1,202	—	—	447	1,202	1,649	59	2010	6/27/2019
Early Childhood Education	Gig Harbor	WA		546	665	—	—	546	665	1,211	33	1990	6/27/2019
Early Childhood Education	Olympia	WA		477	566	—	—	477	566	1,043	33	1984	6/27/2019
Early Childhood Education	Tacoma	WA		427	1,410	—	—	427	1,410	1,837	69	1987	6/27/2019
Early Childhood Education	Olympia	WA		218	506	—	—	218	506	724	28	1924	6/27/2019
Restaurants - Casual Dining	Cadillac	MI		41	1,627	—	—	41	1,627	1,668	61	1906	6/27/2019
Restaurants - Casual Dining	Alden	MI		102	671	—	—	102	671	773	29	1952	6/27/2019
Medical / Dental	Highland	AR	{f}	182	1,060	—	—	182	1,060	1,242	52	2008	6/27/2019
Restaurants - Family Dining	Kelso	WA		804	1,846	—	—	804	1,846	2,650	99	1982	6/27/2019
Restaurants - Family Dining	Port Orchard	WA		983	2,015	—	—	983	2,015	2,998	111	1999	6/27/2019
Restaurants - Family Dining	Milwaukee	WI		1,526	2,365	—	—	1,526	2,365	3,891	137	2018	6/28/2019
Restaurants - Quick Service	Sisseton	SD		70	259	—	—	70	259	329	15	1984	6/28/2019
Restaurants - Quick Service	Knoxville	IA		199	528	—	—	199	528	727	32	1972	6/28/2019
Restaurants - Quick Service	Centerville	IA		259	538	—	—	259	538	797	34	1975	6/28/2019
Pet Care Services	Lancaster	SC		554	1,017	—	—	554	1,017	1,571	55	1994	6/28/2019
Convenience Stores	Yuma	CO	{f}	430	990	—	—	430	990	1,420	54	1977	6/28/2019
Car Washes	Sioux Falls	SD		757	2,519	—	—	757	2,519	3,276	114	2006	6/28/2019
Car Washes	Sioux Falls	SD		627	1,852	—	—	627	1,852	2,479	92	2015	6/28/2019
Car Washes	Sioux Falls	SD		1,225	2,678	—	—	1,225	2,678	3,903	127	2017	6/28/2019
Car Washes	Sioux Falls	SD		1,484	2,768	—	—	1,484	2,768	4,252	128	2017	6/28/2019
Medical / Dental	Amarillo	TX		396	2,588	—	—	396	2,588	2,984	107	1994	6/28/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Early Childhood Education	Nashville	TN		$1,326	$1,945	$—	$—	$1,326	$1,945	$3,271	$136	1996	7/5/2019
Early Childhood Education	Myrtle Beach	SC		319	532	—	386	319	918	1,237	34	1999	7/5/2019
Health and Fitness	Champaign	IL		1,133	2,226	—	2,150	1,133	4,376	5,509	165	1986	7/11/2019
Convenience Stores	Flippin	AR		518	269	—	113	518	382	900	39	2004	7/16/2019
Convenience Stores	Mountain Home	AR		229	348	—	—	229	348	577	24	1960	7/16/2019
Convenience Stores	Milan	TN		358	279	—	—	358	279	637	29	2003	7/16/2019
Convenience Stores	Wynne	AR		378	219	—	—	378	219	597	31	1992	7/16/2019
Convenience Stores	Montain View	AR		438	2,678	—	—	438	2,678	3,116	120	1999	7/16/2019
Convenience Stores	Bull Shoals	AR		319	259	—	—	319	259	578	26	1999	7/16/2019
Convenience Stores	Marshall	AR		856	2,011	—	—	856	2,011	2,867	111	2012	7/16/2019
Convenience Stores	Mountain Home	AR		368	378	—	45	368	423	791	35	1999	7/16/2019
Convenience Stores	Midway	AR		388	488	—	—	388	488	876	42	1995	7/16/2019
Convenience Stores	West Plains	MO		159	368	—	—	159	368	527	23	2000	7/16/2019
Restaurants - Quick Service	Cabot	AR		479	1,189	—	—	479	1,189	1,668	59	2008	7/31/2019
Restaurants - Quick Service	Searcy	AR		359	1,150	—	—	359	1,150	1,509	54	2008	7/31/2019
Restaurants - Quick Service	Conway	AR		528	1,045	—	—	528	1,045	1,573	50	2009	7/31/2019
Medical / Dental	Amarillo	TX		1,309	6,791	—	—	1,309	6,791	8,100	270	1994	7/31/2019
Restaurants - Quick Service	Owosso	MI		693	732	—	—	693	732	1,425	39	1998	8/15/2019
Restaurants - Quick Service	Stevensville	MI		655	712	—	—	655	712	1,367	36	1981	8/15/2019
Early Childhood Education	Schaumburg	IL		866	—	—	—	866	—	866	—		8/30/2019
Restaurants - Quick Service	Cloverdale	IN		226	288	—	420	226	708	934	49	1996	9/3/2019
Restaurants - Quick Service	Port Huron	MI		784	746	—	—	784	746	1,530	38	1973	9/5/2019
Restaurants - Quick Service	Cedar Springs	MI		671	1,369	—	—	671	1,369	2,040	54	2000	9/5/2019
Health and Fitness	Gainesville	FL		1,312	2,488	—	2,398	1,312	4,886	6,198	154	1983	9/6/2019
Restaurants - Quick Service	Louisville	MS		155	680	—	—	155	680	835	30	2018	9/13/2019
Restaurants - Quick Service	Macon	MS		330	340	—	—	330	340	670	20	1992	9/13/2019
Restaurants - Quick Service	Ruleville	MS		196	422	—	—	196	422	618	25	2017	9/13/2019
Restaurants - Quick Service	Quitman	MS		309	237	—	—	309	237	546	19	1978	9/13/2019
Restaurants - Quick Service	Philadelphia	MS		330	371	—	—	330	371	701	29	2003	9/13/2019
Restaurants - Quick Service	Prentiss	MS		350	350	—	—	350	350	700	24	1978	9/13/2019
Restaurants - Quick Service	Aston	PA		440	522	—	—	440	522	962	31	1963	9/13/2019
Restaurants - Quick Service	Essex	MD		338	624	—	—	338	624	962	31	2002	9/13/2019
Pet Care Services	Kittrell	NC	{f}	303	394	—	—	303	394	697	27	2014	9/19/2019
Convenience Stores	Gassville	AR		1,178	673	—	—	1,178	673	1,851	91	1999	9/20/2019
Convenience Stores	West Plains	MO		663	327	—	—	663	327	990	53	1999	9/20/2019
Convenience Stores	Bald Knob	AR		1,258	743	—	—	1,258	743	2,001	115	2006	9/20/2019
Convenience Stores	Willow Springs	MO		663	1,327	—	—	663	1,327	1,990	90	2003	9/20/2019
Convenience Stores	Mountain Home	AR		852	396	—	—	852	396	1,248	61	1999	9/20/2019
Convenience Stores	Calico Rock	AR		475	327	—	—	475	327	802	44	1979	9/20/2019
Convenience Stores	Atkins	AR		525	376	—	—	525	376	901	38	1990	9/20/2019
Convenience Stores	Russellville	AR		426	455	—	—	426	455	881	46	1991	9/20/2019
Convenience Stores	Russellville	AR		525	396	—	—	525	396	921	43	2000	9/20/2019
Convenience Stores	Harrisburg	AR		446	842	—	—	446	842	1,288	55	2007	9/20/2019
Convenience Stores	Horseshoe Bend	AR		376	327	—	—	376	327	703	33	1999	9/20/2019
Convenience Stores	Koshkonong	MO		604	743	—	—	604	743	1,347	62	1997	9/20/2019
Health and Fitness	Greenville	SC		732	1,361	—	—	732	1,361	2,093	51	1993	9/25/2019
Health and Fitness	Anderson	SC		691	1,402	—	—	691	1,402	2,093	55	1997	9/25/2019
Health and Fitness	Spartanburg	SC		1,052	1,474	—	—	1,052	1,474	2,526	60	2010	9/25/2019
Car Washes	Denver	CO		1,594	1,484	—	—	1,594	1,484	3,078	71	2012	9/26/2019
Car Washes	Aurora	CO		703	1,504	—	—	703	1,504	2,207	63	2008	9/26/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Car Washes	Denver	CO		$1,103	$1,805	$—	$—	$1,103	$1,805	$2,908	$78	2014	9/26/2019
Car Washes	Fort Collins	CO		491	1,093	—	—	491	1,093	1,584	47	2002	9/26/2019
Car Washes	Thornton	CO		582	1,795	—	—	582	1,795	2,377	77	2018	9/26/2019
Restaurants - Family Dining	Cheyenne	WY		739	1,569	—	—	739	1,569	2,308	65	1982	9/27/2019
Early Childhood Education	Frankfort	KY		387	1,224	—	—	387	1,224	1,611	50	2002	9/27/2019
Pet Care Services	Onalaska	WI	{f}	403	598	—	—	403	598	1,001	29	2011	9/27/2019
Restaurants - Quick Service	Jonesboro	AR		1,213	1,108	—	—	1,213	1,108	2,321	50	2006	9/30/2019
Restaurants - Quick Service	Bryant	AR		622	885	—	—	622	885	1,507	37	2008	9/30/2019
Restaurants - Casual Dining	West Chester	OH		878	1,088	—	—	878	1,088	1,966	54	2004	9/30/2019
Early Childhood Education	Leawood	KS	{f}	867	851	—	—	867	851	1,718	50	2007	9/30/2019
Grocery	Claremore	OK	{f}	246	3,330	—	—	246	3,330	3,576	116	1989	9/30/2019
Other Services	Little Rock	AR		1,492	1,037	—	—	1,492	1,037	2,529	30	1982	9/30/2019
Other Services	Conyers	GA		1,821	6,235	—	—	1,821	6,235	8,056	178	1999	9/30/2019
Other Services	LaVergne	TN		2,790	2,302	—	—	2,790	2,302	5,092	63	2018	9/30/2019
Other Services	Seattle	WA		2,905	3,287	—	—	2,905	3,287	6,192	81	1977	9/30/2019
Automotive Service	Albany	GA		410	421	—	—	410	421	831	19	1994	10/1/2019
Automotive Service	Bainridge	GA		339	288	—	—	339	288	627	13	1999	10/1/2019
Automotive Service	Hinesville	GA		298	310	—	—	298	310	608	13	1998	10/1/2019
Automotive Service	Macon	GA		154	287	—	—	154	287	441	12	2000	10/1/2019
Automotive Service	Perry	GA		133	447	—	—	133	447	580	17	1996	10/1/2019
Automotive Service	Valdosta	GA		215	274	—	—	215	274	489	13	1996	10/1/2019
Automotive Service	Pratville	AL		451	636	—	—	451	636	1,087	24	2003	10/1/2019
Automotive Service	Montgomery	AL		318	246	—	—	318	246	564	12	1991	10/1/2019
Pet Care Services	Medford	OR	{f}	192	324	—	—	192	324	516	14	1990	10/4/2019
Medical / Dental	Horizon City	TX		3,587	11,550	—	—	3,587	11,550	15,137	425	2017	10/10/2019
Medical / Dental	El Paso	TX		121	11,529	—	—	121	11,529	11,650	371	2019	10/10/2019
Convenience Stores	Houston	TX		631	662	—	—	631	662	1,293	34	2009	10/11/2019
Convenience Stores	Pasadena	TX		869	2,152	—	—	869	2,152	3,021	101	2016	10/11/2019
Early Childhood Education	Conway	SC		201	—	—	—	201	—	201	—		10/17/2019
Convenience Stores	Avon	MN		673	1,204	—	—	673	1,204	1,877	73	2004	10/17/2019
Car Washes	Davenport	IA		1,038	1,705	—	—	1,038	1,705	2,743	83	2001	10/24/2019
Car Washes	Moline	IL		1,120	1,572	—	—	1,120	1,572	2,692	73	1998	10/24/2019
Medical / Dental	West Helena	AR		155	1,052	—	—	155	1,052	1,207	37	2003	10/28/2019
Other Services	Springfield	MO		1,313	1,663	—	—	1,313	1,663	2,976	44	2007	10/31/2019
Early Childhood Education	Charlotte	NC		860	1,657	—	—	860	1,657	2,517	59	1996	11/1/2019
Pet Care Services	Brandon	FL		134	876	—	—	134	876	1,010	29	2003	11/1/2019
Pet Care Services	Griffin	GA		196	495	—	—	196	495	691	19	1979	11/1/2019
Pet Care Services	Indianapolis	IN		165	453	—	—	165	453	618	19	1967	11/1/2019
Pet Care Services	Wildwood	FL		350	1,165	—	—	350	1,165	1,515	46	2005	11/1/2019
Early Childhood Education	Tucson	AZ		586	885	—	—	586	885	1,471	36	1965	11/5/2019
Early Childhood Education	Tucson	AZ		339	730	—	—	339	730	1,069	26	1975	11/5/2019
Early Childhood Education	Tucson	AZ		463	1,440	—	—	463	1,440	1,903	51	1985	11/5/2019
Early Childhood Education	Tempe	AZ		494	586	—	—	494	586	1,080	24	1971	11/5/2019
Early Childhood Education	Tucson	AZ		401	453	—	—	401	453	854	19	1971	11/5/2019
Early Childhood Education	Tucson	AZ		411	411	—	—	411	411	822	17	1932	11/5/2019
Early Childhood Education	Tucson	AZ		422	576	—	—	422	576	998	19	1986	11/5/2019
Early Childhood Education	Tucson	AZ		444	566	—	—	444	566	1,010	21	1958	11/5/2019
Early Childhood Education	Tucson	AZ		370	288	—	—	370	288	658	12	1976	11/5/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Convenience Stores	Houston	TX		$211	$1,414	$—	$—	$211	$1,414	$1,625	$49	1975	11/14/2019
Convenience Stores	Houston	TX		221	1,402	—	—	221	1,402	1,623	54	1965	11/14/2019
Convenience Stores	Prairie View	TX		241	1,178	—	—	241	1,178	1,419	49	1984	11/14/2019
Restaurants - Quick Service	Lewisburg	TN	{f}	461	676	—	—	461	676	1,137	39	2016	11/18/2019
Restaurants - Quick Service	Odessa	TX		601	1,353	—	—	601	1,353	1,954	60	2019	11/21/2019
Restaurants - Quick Service	Odessa	TX		1,031	1,353	—	—	1,031	1,353	2,384	61	2019	11/21/2019
Other Services	Salt Lake City	UT		1,731	3,542	—	—	1,731	3,542	5,273	108	1973	11/27/2019
Other Services	Sanford	FL		1,498	1,859	—	—	1,498	1,859	3,357	66	1964	11/27/2019
Convenience Stores	Mosinee	WI		351	812	—	—	351	812	1,163	41	1975	12/2/2019
Car Washes	Ocala	FL		1,383	2,644	—	—	1,383	2,644	4,027	95	2019	12/10/2019
Car Washes	Hampstead	NC		1,129	2,644	—	—	1,129	2,644	3,773	93	2019	12/10/2019
Medical / Dental	Conyers	GA		393	2,078	—	—	393	2,078	2,471	72	1996	12/12/2019
Medical / Dental	Covington	GA		373	1,816	—	—	373	1,816	2,189	65	2004	12/12/2019
Automotive Service	Fayetteville	GA	{f}	347	746	—	—	347	746	1,093	32	2006	12/13/2019
Early Childhood Education	Boulder	CO		742	801	—	—	742	801	1,543	23	1988	12/13/2019
Restaurants - Quick Service	Columbia City	IN		312	171	—	515	312	686	998	19	1973	12/17/2019
Restaurants - Quick Service	North Manchester	IN		363	272	—	504	363	776	1,139	23	1987	12/17/2019
Restaurants - Quick Service	Winona	MS		522	1,126	—	—	522	1,126	1,648	43	2019	12/19/2019
Restaurants - Quick Service	Hazlehurst	MS		522	1,269	—	—	522	1,269	1,791	50	2019	12/19/2019
Restaurants - Quick Service	Vicksburg	MS		553	1,238	—	—	553	1,238	1,791	47	2019	12/19/2019
Restaurants - Quick Service	Blytheville	AR		849	1,126	—	—	849	1,126	1,975	49	2019	12/19/2019
Restaurants - Quick Service	Wynne	AR		665	931	—	—	665	931	1,596	44	2019	12/19/2019
Restaurants - Quick Service	Salem	IN	{f}	532	1,013	—	—	532	1,013	1,545	47	2019	12/19/2019
Restaurants - Quick Service	Ashland City	TN		614	1,044	—	—	614	1,044	1,658	43	2019	12/19/2019
Restaurants - Quick Service	Shelbyville	KY	{f}	911	972	—	—	911	972	1,883	44	2018	12/19/2019
Restaurants - Quick Service	Whiteland	IN	{f}	389	839	—	—	389	839	1,228	35	2003	12/19/2019
Restaurants - Quick Service	Bloomington	IN		225	665	—	—	225	665	890	26	2018	12/23/2019
Restaurants - Quick Service	Cheektowaga	NY		1,381	1,903	—	—	1,381	1,903	3,284	74	2000	12/23/2019
Restaurants - Quick Service	Memphis	TN		880	921	—	—	880	921	1,801	44	2019	12/23/2019
Restaurants - Quick Service	Somerset	KY		798	1,105	—	—	798	1,105	1,903	49	2019	12/23/2019
Car Washes	Sioux Falls	SD		1,075	3,384	—	—	1,075	3,384	4,459	100	1992	12/19/2019
Car Washes	Sioux Falls	SD		723	2,882	—	—	723	2,882	3,605	50	1987	12/19/2019
Car Washes	Sioux City	IA		707	—	285	2,478	992	2,478	3,469	48	2020	12/19/2019
Car Washes	South Sioux City	NE		303	—	248	2,157	551	2,157	2,708	6	2020	12/19/2019
Automotive Service	Crystal Lake	IL		265	1,103	—	—	265	1,103	1,368	37	1974	12/20/2019
Car Washes	Jonesboro	AR		1,217	4,776	—	—	1,217	4,776	5,993	129	2019	12/20/2019
Medical / Dental	Grand Blanc	MI		748	1,537	—	—	748	1,537	2,285	48	2007	12/23/2019
Convenience Stores	Roscoe	IL		656	832	—	—	656	832	1,488	50	1999	12/27/2019
Medical / Dental	Arnold	MO	{f}	417	823	—	—	417	823	1,240	33	2015	12/30/2019
Medical / Dental	Allen	TX		397	2,230	—		397	2,230	2,627	39	1983	12/31/2019
Medical / Dental	Flower Mound	TX		427	905	—	—	427	905	1,332	30	1999	12/31/2019
Medical / Dental	Plano	TX		376	1,698	—	—	376	1,698	2,074	50	1998	12/31/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service	Houston	TX		$292	$513	$—	$—	$292	$513	$805	$20	1986	1/30/2020
Automotive Service	Pasadena	TX		252	705	—	—	252	705	957	23	1971	1/30/2020
Early Childhood Education	Weston	MA		3,200	2,423	—	—	3,200	2,423	5,623	74	1990	2/7/2020
Grocery	Tulsa	OK		713	2,098	—	—	713	2,098	2,811	70	1991	3/24/2020
Grocery	Tulsa	OK		670	3,298	—	—	670	3,298	3,968	93	1993	3/24/2020
Restaurants - Quick Service	Fall River	MA		592	744	—	—	592	744	1,336	30	1984	1/15/2020
Restaurants - Quick Service	Worcester	MA		532	905	—	—	532	905	1,437	29	1965	1/15/2020
Restaurants - Quick Service	Plainville	MA		602	548	—	—	602	548	1,150	23	1984	1/15/2020
Restaurants - Quick Service	Stoughton	MA		552	615	—	—	552	615	1,167	24	1983	1/15/2020
Restaurants - Quick Service	Fall River	MA		612	550	—	—	612	550	1,162	26	1987	1/15/2020
Restaurants - Quick Service	Worcester	MA		402	811	—	—	402	811	1,213	29	1965	1/15/2020
Restaurants - Quick Service	Leominster	MA		512	461	—	—	512	461	973	17	1980	1/15/2020
Restaurants - Quick Service	Dorchester	MA		743	313	—	—	743	313	1,056	15	1984	1/15/2020
Restaurants - Quick Service	Sudbury	MA		703	182	—	—	703	182	885	12	1983	1/15/2020
Car Washes	Manor	TX		1,074	3,270	—	—	1,074	3,270	4,344	115	2019	1/21/2020
Early Childhood Education	Charlotte	NC		1,021	1,198	—	—	1,021	1,198	2,219	14	1987	8/17/2020
Restaurants - Quick Service	Loudon	TN		668	1,091	—	—	668	1,091	1,759	42	2020	2/26/2020
Restaurants - Quick Service	St. Mary's	PA	{f}	878	1,080	—	—	878	1,080	1,958	38	2020	4/3/2020
Restaurants - Quick Service	Dyersburg	TN		675	959	—	—	675	959	1,634	33	2007	1/30/2020
Restaurants - Quick Service	Memphis	TN		1,358	1,283	—	—	1,358	1,283	2,641	41	2011	1/30/2020
Restaurants - Quick Service	Memphis	TN		828	1,131	—	—	828	1,131	1,959	36	2011	1/30/2020
Restaurants - Quick Service	Memphis	TN		801	1,198	—	—	801	1,198	1,999	40	2000	1/30/2020
Restaurants - Quick Service	Memphis	TN		984	1,202	—	—	984	1,202	2,186	40	1994	1/30/2020
Restaurants - Quick Service	Senatobia	MS		886	1,120	—	—	886	1,120	2,006	37	2013	1/30/2020
Restaurants - Quick Service	Jackson	MS		178	100	—	240	178	340	518	30	1985	1/29/2020
Car Washes	Arvada	CO		566	2,374	—	—	566	2,374	2,940	74	2008	1/24/2020
Car Washes	Golden	CO		1,031	1,566	—	400	1,031	1,966	2,997	56	2005	1/24/2020
Car Washes	Sioux City	IA		886	1,855	—	500	886	2,355	3,241	33	2020	8/13/2020
Restaurants - Casual Dining	Fort Wayne	IN		1,542	—	—	—	1,542	—	1,542	—	1999	1/7/2020
Early Childhood Education	Naperville	IL		1,564	4,638	—	—	1,564	4,638	6,202	126	2009	2/21/2020
Early Childhood Education	Northbrook	IL		1,080	5,347	—	—	1,080	5,347	6,427	141	2014	2/24/2020
Medical / Dental	Tyler	TX		463	3,250	—	—	463	3,250	3,713	101	2015	1/17/2020
Early Childhood Education	Franklin	TN	{f}	617	1,025	—	—	617	1,025	1,642	13	1996	9/4/2020
Restaurants - Casual Dining	Grand Rapids	MI		1,055	1,754	—	—	1,055	1,754	2,809	59	2003	1/29/2020
Medical / Dental	Flagstaff	AZ		1,446	1,856	—	—	1,446	1,856	3,302	51	1980	2/27/2020
Medical / Dental	Portland	OR		1,457	1,230	—	—	1,457	1,230	2,687	42	1981	2/27/2020
Other Services	Watsontown	PA		751	1,678	—	—	751	1,678	2,429	67	1987	2/13/2020
Early Childhood Education	Concord	NC		1,283	2,419	—	—	1,283	2,419	3,702	33	2003	8/17/2020
Medical / Dental	DeLand	FL		909	4,404	—	—	909	4,404	5,313	118	2004	3/9/2020
Automotive Service	King	NC		408	153	—	—	408	153	561	7	1985	3/10/2020
Automotive Service	Elkin	NC		337	286	—	—	337	286	623	12	1997	3/10/2020
Automotive Service	Yadkinville	NC		235	347	—	—	235	347	582	11	2001	3/10/2020
Automotive Service	Lancaster	SC		388	286	—	—	388	286	674	11	2007	3/10/2020
Automotive Service	Lenoir	NC		326	235	—	—	326	235	561	10	1991	3/10/2020
Automotive Service	Hickory	NC		398	132	—	—	398	132	530	7	1988	3/10/2020
Automotive Service	St. Albans	WV		235	459	—	—	235	459	694	14	1987	3/10/2020
Automotive Service	Hurricane	WV		398	388	—	—	398	388	786	14	1989	3/10/2020
Automotive Service	South Boston	VA		224	734	—	—	224	734	958	21	1996	3/10/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service	Pittsboro	NC		$520	$183	$—	$—	$520	$183	$703	$9	2006	3/10/2020
Early Childhood Education	Hartland	WI		462	3,390	—	—	462	3,390	3,852	83	2000	3/6/2020
Early Childhood Education	Menomonee Falls	WI		976	3,464	—	—	976	3,464	4,440	84	1978	3/6/2020
Early Childhood Education	Menomonee Falls	WI		1,354	4,314	—	—	1,354	4,314	5,668	107	2000	3/6/2020
Early Childhood Education	Waukesha	WI		577	3,485	—	—	577	3,485	4,062	83	1996	3/6/2020
Early Childhood Education	Oconomowoc	WI		882	4,734	—	—	882	4,734	5,616	113	2007	3/6/2020
Medical / Dental	Lake City	FL		1,046	2,450	—	—	1,046	2,450	3,496	64	1974	3/4/2020
Early Childhood Education	Waterford	MI	{f}	419	783	—	—	419	783	1,202	9	1997	9/18/2020
Early Childhood Education	Tucson	AZ		956	906	—	—	956	906	1,862	29	2008	3/6/2020
Car Washes	Casa Grande	AZ		504	—	317	1,970	821	1,970	2,791	30	2020	2/6/2020
Early Childhood Education	Marietta	GA		1,799	3,234	—	—	1,799	3,234	5,033	78	1997	3/6/2020
Early Childhood Education	Alpharetta	GA		1,621	3,148	—	—	1,621	3,148	4,769	76	1995	3/6/2020
Automotive Service	Arlington	TX		833	3,603	—	—	833	3,603	4,436	104	2015	2/14/2020
Medical / Dental	Orange	TX		337	3,293	—	—	337	3,293	3,630	88	2015	2/21/2020
Automotive Service	Little Elm	TX		647	1,006	—	—	647	1,006	1,653	27	2007	3/6/2020
Automotive Service	McKinney	TX		1,016	807	—	—	1,016	807	1,823	28	2010	3/6/2020
Restaurants - Quick Service	West Dundee	IL		523	539	—	771	523	1,310	1,833	22	2020	3/6/2020
Pet Care Services	Catonsville	MD		586	1,881	16	34	602	1,915	2,517	35	1998	5/4/2020
Restaurants - Family Dining	Greenville	SC		626	1,091	—	—	626	1,091	1,717	35	1972	3/19/2020
Restaurants - Family Dining	Charleston	SC		1,303	1,020	—	—	1,303	1,020	2,323	32	1978	3/19/2020
Automotive Service	Gilbert	AZ	{f}	370	2,108	—	—	370	2,108	2,478	45	2019	4/30/2020
Restaurants - Quick Service	Yazoo City	MS	{f}	249	753	—	—	249	753	1,002	15	1975	5/7/2020
Other Services	Richmond Hill	GA		2,502	761	—	—	2,502	761	3,263	33	2019	6/8/2020
Other Services	Centennial	CO		3,003	2,972	5	1,021	3,008	3,993	7,000	113	2005	6/8/2020
Other Services	Joplin	MO		991	941	—	—	991	941	1,932	21	1997	6/8/2020
Other Services	Kansas City	MO		1,531	1,391	—	—	1,531	1,391	2,922	53	2015	6/8/2020
Automotive Service	Tempe	AZ	{f}	915	3,304	—	—	915	3,304	4,219	66	1987	5/28/2020
Restaurants - Quick Service	Byram	MS	{f}	775	584	—	150	775	734	1,509	15	2003	6/8/2020
Restaurants - Quick Service	Big Spring	TX		287	—	—	1,030	287	1,030	1,317	1	2020	6/25/2020
Car Washes	Flagstaff	AZ		1,873	3,456	—	—	1,873	3,456	5,329	56	2018	7/24/2020
Car Washes	Phoenix	AZ		2,204	2,634	—	—	2,204	2,634	4,838	47	2018	7/24/2020
Car Washes	Sun City	AZ		1,613	2,134	—	—	1,613	2,134	3,747	37	1988	7/24/2020
Car Washes	Scottsdale	AZ		3,666	2,093	—	—	3,666	2,093	5,759	45	1994	7/24/2020
Car Washes	Yuma	AZ		280	1,883	—	—	280	1,883	2,163	33	2001	7/24/2020
Restaurants - Quick Service	Sparta	TN		733	1,383	—	—	733	1,383	2,116	27	1997	6/25/2020
Restaurants - Quick Service	McMinnville	TN	{f}	711	569	200	—	911	569	1,480	14	2017	7/16/2020
Restaurants - Quick Service	Newnan	GA		1,413	1,494	—	—	1,413	1,494	2,907	26	1987	8/19/2020
Restaurants - Quick Service	Newnan	GA		724	1,189	—	—	724	1,189	1,913	19	2005	8/19/2020
Restaurants - Quick Service	Lawrenceville	GA		1,122	1,363	—	—	1,122	1,363	2,485	22	2005	8/19/2020
Grocery	Dexter	MO		813	697	—	—	813	697	1,510	16	1998	9/30/2020
Grocery	Kennett	MO	{f}	427	1,688	—	—	427	1,688	2,115	21	2013	9/30/2020
Grocery	Park Hills	MO		653	1,819	—	—	653	1,819	2,472	26	1970	9/30/2020
Grocery	Piggott	AR		614	789	—	—	614	789	1,403	15	1986	9/30/2020
Grocery	Potosi	MO		371	1,569	—	—	371	1,569	1,940	19	1970	9/30/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Grocery	Malden	MO	{f}	$265	$1,873	$—	$—	$265	$1,873	$2,138	$19	1978	9/30/2020
Grocery	Mayflower	AR		1,460	3,042	—	—	1,460	3,042	4,502	45	2020	9/30/2020
Automotive Service	East Brunswick	NJ		1,173	1,540	—	—	1,173	1,540	2,713	19	1960	9/18/2020
Automotive Service	Washington	NJ		388	1,969	—	—	388	1,969	2,357	20	1969	9/18/2020
Automotive Service	Princeton	NJ		1,448	1,918	—	—	1,448	1,918	3,366	22	1947	9/18/2020
Automotive Service	Lawrenceville	NJ		632	1,999	—	—	632	1,999	2,631	24	1960	9/18/2020
Automotive Service	Madison	NJ		1,714	1,306	—	—	1,714	1,306	3,020	14	1950	9/18/2020
Automotive Service	Chester	NJ		1,295	1,550	—	—	1,295	1,550	2,845	20	1995	9/18/2020
Automotive Service	Manville	NJ		867	989	—	—	867	989	1,856	12	1977	9/18/2020
Automotive Service	North Caldwell	NJ		561	663	—	—	561	663	1,224	11	1968	9/18/2020
Automotive Service	Kerhonkson	NY		938	2,805	—	—	938	2,805	3,743	31	1982	9/18/2020
Automotive Service	Bethlehem	PA		602	1,642	—	—	602	1,642	2,244	16	1968	9/18/2020
Automotive Service	Langhorne	PA		898	1,550	—	—	898	1,550	2,448	23	1999	9/18/2020
Automotive Service	Quakertown	PA		1,652	1,295	—	—	1,652	1,295	2,947	19	2012	9/18/2020
Restaurants - Quick Service	Hattiesburg	MS		882	847	—	—	882	847	1,729	13	2000	9/11/2020
Car Washes	Fort Worth	TX		1,475	2,747	—	—	1,475	2,747	4,222	41	2020	8/31/2020
Car Washes	Westminster	CO		842	1,174	—	—	842	1,174	2,016	13	2003	9/24/2020
Car Washes	Palatka	FL		914	2,490	—	—	914	2,490	3,404	26	2020	9/30/2020
Car Washes				1,526	2,490	—	—	1,526	2,490	4,016	30	2020	9/30/2020
Restaurants - Quick Service	Greenwood	SC		273	652	—	—	273	652	925	8	2014	9/24/2020
Medical / Dental	Flint	TX		428	879	—	—	428	879	1,307	11	2008	9/24/2020
Other Services	Alabaster	AL		690	207	12	847	702	1,054	1,756	10	2003	9/29/2020
Other Services	Albuquerque	NM		1,686	286	25	1,862	1,711	2,148	3,859	22	1970	9/29/2020
Other Services	Shreveport	LA		1,006	227	16	1,164	1,022	1,391	2,412	18	2012	9/29/2020
Automotive Service	Skiatook	OK		324	2,695	—	—	324	2,695	3,019	26	2005	9/30/2020
Automotive Service	Bartlesville	OK		118	2,853	—	—	118	2,853	2,971	25	1967	9/30/2020
Automotive Service	Owasso	OK		275	6,094	—	—	275	6,094	6,369	54	2007	9/30/2020
Automotive Service	Bartlesville	OK		932	4,587	—	—	932	4,587	5,519	49	2003	9/30/2020
Automotive Service	Broken Arrow	OK		1,060	3,425	—	—	1,060	3,425	4,485	33	2014	9/30/2020
Automotive Service	Tulsa	OK		1,226	1,374	—	—	1,226	1,374	2,600	18	2019	9/30/2020
Automotive Service	Bartlesville	OK		177	599	—	—	177	599	776	7	1980	9/30/2020
Medical / Dental	Taunton	MA	{f}	201	1,289	—	—	201	1,289	1,490	9	1972	10/1/2020
Medical / Dental	Plymouth	MA	{f}	296	444	—	—	296	444	740	5	2005	10/1/2020
Medical / Dental	Middleborough	MA	{f}	296	475	—	—	296	475	771	4	1925	10/1/2020
Car Washes	Phenix City	AL		1,111	2,722	—	—	1,111	2,722	3,833	22	2020	10/5/2020
Medical / Dental	Pine Bluff	AR		65	552	—	95	65	647	712	5	1983	10/9/2020
Early Childhood Education	Jackson	MI	{f}	379	1,046	—	—	379	1,046	1,425	10	1990	10/14/2020
Early Childhood Education	Jackson	MI	{f}	170	614	—	—	170	614	784	5	1987	10/14/2020
Medical / Dental	Valdosta	GA		262	1,726	—	—	262	1,726	1,988	14	1996	10/15/2020
Medical / Dental	Valdosta	GA		214	1,351	—	—	214	1,351	1,565	11	1990	10/15/2020
Grocery	Jackson	MO		458	1,719	—	—	458	1,719	2,177	15	1995	10/22/2020
Grocery	Marble Hill	MO		504	2,052	—	—	504	2,052	2,556	18	1999	10/22/2020
Equipment Rental and Sales	Chatham	NY		987	1,317	—	—	987	1,317	2,304	15	1974	10/22/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Equipment Rental and Sales	Clifton Park	NY		$551	$717	—	—	$551	$717	$1,268	$6	2000	10/22/2020
Equipment Rental and Sales	Goshen	NY		732	1,191	—	—	732	1,191	1,923	11	1974	10/22/2020
Equipment Rental and Sales	Fultonville	NY		1,775	858	—	—	1,775	858	2,633	12	1980	10/22/2020
Equipment Rental and Sales	Lancaster	MA		1,285	2,089	—	—	1,285	2,089	3,374	17	2012	10/22/2020
Equipment Rental and Sales	Greenfield	MA		304	815	—	—	304	815	1,119	8	1971	10/22/2020
Equipment Rental and Sales	Farmington	CT		411	1,410	—	—	411	1,410	1,821	12	2005	10/22/2020
Equipment Rental and Sales	Pembroke	NH		318	785	—	—	318	785	1,103	6	1978	10/22/2020
Grocery	Farmington	MO		789	1,990	—	—	789	1,990	2,779	21	2006	10/29/2020
Grocery	Fredericktown	MO		682	1,523	—	—	682	1,523	2,205	19	2001	10/29/2020
Automotive Service	Byram	NJ		1,193	1,182	—	—	1,193	1,182	2,375	13	1992	10/29/2020
Automotive Service	Westfield	NJ		1,904	1,606	—	—	1,904	1,606	3,510	15	1970	10/29/2020
Automotive Service	East Windsor	NJ		1,599	1,634	—	—	1,599	1,634	3,233	15	1965	10/29/2020
Automotive Service	Fords	NJ		1,300	1,180	—	—	1,300	1,180	2,480	12	1974	10/29/2020
Automotive Service	Jackson	NJ		1,464	1,100	—	—	1,464	1,100	2,564	11	1995	10/29/2020
Automotive Service	West Berlin	NJ		1,061	1,298	—	—	1,061	1,298	2,359	13	1995	10/29/2020
Other Services	Zeeland	MI		2,086	5,386	—	—	2,086	5,386	7,472	39	1973	11/2/2020
Other Services	Wyoming	MI		1,066	1,795	—	—	1,066	1,795	2,861	15	2020	11/2/2020
Other Services	Waterford	MI		1,286	1,243	—	—	1,286	1,243	2,529	13	1995	11/2/2020
Other Services	Elkhart	IN		544	1,061	—	—	544	1,061	1,605	8	1989	11/2/2020
Other Services	Mishawaka	IN		527	558	—	—	527	558	1,085	7	1979	11/2/2020
Restaurants - Quick Service	Franklin	IN		670	1,609	—	—	670	1,609	2,279	9	2017	11/12/2020
Car Washes	Princeton	TX		1,030	2,986	—	—	1,030	2,986	4,016	17	2020	11/16/2020
Automotive Service	Point Pleasant	NJ		1,763	1,166	—	—	1,763	1,166	2,929	8	1977	11/19/2020
Pet Care Services	Douglasville	GA	{f}	640	748	—	—	640	748	1,388	5	1989	11/24/2020
Pet Care Services	Alpharetta	GA	{f}	766	822	—	—	766	822	1,588	5	2007	11/24/2020
Grocery	Fayetteville	AR		423	1,410	—	—	423	1,410	1,833	6	1990	12/1/2020
Automotive Service	Fairmont	WV		232	539	—	—	232	539	771	2	1997	12/2/2020
Automotive Service	Fairmont	WV		291	860	—	—	291	860	1,151	3	1999	12/2/2020
Restaurants - Quick Service	Richardson	TX		501	682	—	—	501	682	1,183	3	1979	12/15/2020
Restaurants - Quick Service	Arlington	TX		949	86	—	—	949	86	1,035	1	1979	12/15/2020
Restaurants - Quick Service	Oklahoma City	OK		553	1,032	—	—	553	1,032	1,585	4	1979	12/15/2020
Restaurants - Quick Service	Moore	OK		605	1,152	—	—	605	1,152	1,757	4	1983	12/15/2020
Restaurants - Quick Service	Norman	OK		303	709	—	—	303	709	1,012	3	1992	12/15/2020
Restaurants - Quick Service	Owasso	OK		929	935	—	—	929	935	1,864	3	1986	12/15/2020
Restaurants - Quick Service	Waco	TX		553	548	—	—	553	548	1,101	2	1987	12/15/2020
Restaurants - Quick Service	Carrollton	TX		605	547	—	—	605	547	1,152	3	1992	12/15/2020
Restaurants - Quick Service	Rowlett	TX		553	665	—	—	553	665	1,218	3	1999	12/15/2020
Restaurants - Quick Service	Mesquite	TX		855	621	—	—	855	621	1,476	3	1999	12/15/2020
Restaurants - Quick Service	Grand Prairie	TX		814	73	—	—	814	73	887	1	1999	12/15/2020
Restaurants - Quick Service	Dallas	TX		845	286	—	—	845	286	1,131	2	1977	12/15/2020
Restaurants - Quick Service	Oklahoma City	OK		542	985	—	—	542	985	1,527	4	2010	12/15/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2020(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Kilgore	TX		$449	$710	$—	$—	$449	$710	$1,159	$3	1979	12/15/2020
Car Washes	Fort Worth	TX		1,590	2,724	—	—	1,590	2,724	4,314	9	1942	12/18/2020
Car Washes	Hudson Oaks	TX		1,824	2,745	—	—	1,824	2,745	4,569	7	1948	12/18/2020
Car Washes	Garland	TX		1,303	2,287	—	—	1,303	2,287	3,590	6	2012	12/18/2020
Car Washes	Fort Worth	TX		1,907	3,129	—	—	1,907	3,129	5,036	10	2013	12/18/2020
Car Washes	Crowley	TX		1,571	2,873	—	—	1,571	2,873	4,444	9	2016	12/18/2020
Car Washes	Flower Mound	TX		1,623	2,730	—	—	1,623	2,730	4,353	9	2018	12/18/2020
Car Washes	Fort Worth	TX		1,655	2,129	—	—	1,655	2,129	3,784	8	2018	12/18/2020
Medical / Dental	Naperville	IL		315	786	—	—	315	786	1,101	2	1998	12/21/2020
Automotive Service	Washington Court House	OH		550	1,061	—	—	550	1,061	1,611	4	2004	12/21/2020
Automotive Service	Cincinnati	OH		448	911	—	—	448	911	1,359	3	1991	12/21/2020
Restaurants - Quick Service	Dothan	AL		459	1,431	—	—	459	1,431	1,890	5	2019	12/22/2020
Restaurants - Quick Service	Philadelphia	MS		373	1,540	—	—	373	1,540	1,913	5	2020	12/22/2020
Restaurants - Quick Service	Ashford	AL		410	1,338	—	—	410	1,338	1,748	4	2020	12/22/2020
Restaurants - Quick Service	Newton	MS		471	1,316	—	—	471	1,316	1,787	5	2020	12/22/2020
Car Washes	Slidell	LA		962	2,919	—	—	962	2,919	3,881	9	2012	12/23/2020
Car Washes	Gulfport	MS		666	973	—	—	666	973	1,639	4	2008	12/23/2020
Car Washes	Carbondale	IL		1,674	3,227	—	—	1,674	3,227	4,901	10	2018	12/23/2020
Medical / Dental	Arlington	TX		176	329	—	—	176	329	505	1	1983	12/23/2020
Medical / Dental	Austin	TX		581	346	—	—	581	346	927	1	1968	12/23/2020
Medical / Dental	Florissant	MO		454	920	—	—	454	920	1,374	3	1987	12/23/2020
Medical / Dental	Temple	TX		145	854	—	—	145	854	999	2	2015	12/23/2020
Medical / Dental	Norcross	GA		652	981	—	—	652	981	1,633	3	1975	12/23/2020
Medical / Dental	Carrolton	TX		1,534	1,073	—	—	1,534	1,073	2,607	3	1983	12/23/2020
Car Washes	Jacksonville	NC		915	1,436	—	—	915	1,436	2,351	6	2003	12/29/2020
Other Services	Pensacola	FL		1,187	3,344	—	—	1,187	3,344	4,531	8	1970	12/29/2020
Medical / Dental	Amarillo	TX		221	990	—	—	221	990	1,211	3	2018	12/29/2020
Medical / Dental	Amarillo	TX		369	2,186	—	—	369	2,186	2,555	5	1978	12/29/2020
Medical / Dental	Amarillo	TX		468	848	—	—	468	848	1,316	3	2015	12/29/2020
Equipment Rental and Sales	Milford	NH		709	407	—	11	709	418	1,127	2	1982	12/30/2020
Equipment Rental and Sales	Beaumon	TX		1,314	2,728	—	—	1,314	2,728	4,042	9	1991	12/31/2020
Equipment Rental and Sales	Cibilo	TX		1,231	3,334	—	—	1,231	3,334	4,565	9	1980	12/31/2020
				$733,562	$1,435,310	$7,680	$84,367	$741,242	$1,519,677	$2,260,919	$112,144
(a)As of December 31, 2020, the Company had investments in 1,181 single-tenant real estate property locations including 1,056 owned properties and 10 ground lease interests. All or a portion of 6 of the Company’s owned properties and 1 property subject to ground lease interests are subject to leases accounted for as direct financing leases and the portions relating to the direct financing leases are excluded from the table above. The Company owns 5 properties which are accounted for as a loan receivable, as the leases contain purchase options. Initial costs exclude intangible lease assets totaling $68.0 million.
(b)The aggregate cost for federal income tax purposes is $2.3 billion.

(c)The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Balance, beginning of period	$1,812,961	$1,306,504	$866,762
Additions
Acquisitions	527,482	568,680	495,265
Improvements	28,889	3,283	1,689
Deductions
Provisions for impairment of real estate	(8,399)	(1,527)	(1,997)
Real estate investments held for sale	(17,058)	(1,211)	—
Cost of real estate sold	(82,956)	(62,768)	(55,215)
Balance, end of period	$2,260,919	$1,812,961	$1,306,504
(d)The following is a reconciliation of accumulated depreciation for the periods presented:

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Balance, beginning of period	$71,445	$37,904	$15,356
Additions
Depreciation expense	51,736	36,354	24,854
Deductions
Accumulated depreciation associated with real estate sold	(11,037)	(2,813)	(2,306)
Balance, end of period	$112,144	$71,445	$37,904

(e)Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.
(f)Property is collateral for non-recourse debt obligations totaling $399.7 million issued under the Company’s Master Trust Funding Program.
(g)Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate.

See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2020
(Dollar amounts in thousands)

Description	Interest rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Two Early Childhood Education Centers located in Florida	8.80%	5/8/2039	Interest only	Balloon - $12,000	None	$12,000	$11,782	None
Two Early Childhood Education Centers located in Florida	8.53%	7/15/2039	Interest only	Balloon - $7,300	None	7,300	7,160	None
Two Family Dining Restaurants located in Texas	8.10%	6/30/2059	Principal + Interest	Fully amortizing	None	6,114	6,009	None
Sixty-nine Quick Service Restaurants located in fifteen states	8.16%	8/31/2034	Interest only	Balloon - $28,000	None	28,000	27,997	None
Eighteen Car Washes located in six states	8.05%	12/31/2034	Interest only	Balloon - $37,105	None	37,105	37,027	None
One Early Childhood Education Centers located in Florida	8.42%	2/29/2040	Interest only	Balloon - $5,300	None	5,300	5,207	None
One Medical/Dental Center located in Texas	7.00%	4/21/2021	Interest only	Balloon - $860	None	860	860	None
Three Convenience Stores located in Minnesota	8.30%	12/10/2022	Interest only	Balloon - $2,323	None	2,323	2,199	None
Eight Car Washes located in three states	7.30%	12/31/2035	Interest only	Balloon - $18,638	None	18,638	18,575	None
Eleven Car Washes located in six states	7.30%	12/31/2035	Interest only	Balloon - $27,362	None	27,362	27,231	None
						$145,002	$144,048
The following shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020	2019	2018
Balance, beginning of period	$87,029	$14,854	$—
Additions:
New mortgage loans	54,484	92,036	14,854
Subsequent funding on existing mortgage loans	3,500	—	—
Deductions:
Collections of principal	(11)	(19,861)	—
Provision for loan losses	(954)	—	—
Balance, end of period	$144,048	$87,029	$14,854

See accompanying report of independent registered public accounting firm.