Form 10-Q
period 2021-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2021-05-03
CIK 1728951

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
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2021, the registrant had 117,496,747 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$790,395	$741,254
Building and improvements	1,631,763	1,519,665
Lease incentives	14,192	14,297
Construction in progress	4,029	3,908
Intangible lease assets	83,030	80,271
Total real estate investments, at cost	2,523,409	2,359,395
Less: accumulated depreciation and amortization	(150,835)	(136,097)
Total real estate investments, net	2,372,574	2,223,298
Loans and direct financing lease receivables, net	176,025	152,220
Real estate investments held for sale, net	—	17,058
Net investments	2,548,599	2,392,576
Cash and cash equivalents	42,842	26,602
Restricted cash	1,974	6,388
Straight-line rent receivable, net	41,475	37,830
Rent receivables, prepaid expenses and other assets, net	27,827	25,406
Total assets (1)	$2,662,717	$2,488,802

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$170,161	$171,007
Unsecured term loans, net of deferred financing costs	626,450	626,272
Revolving credit facility	138,000	18,000
Intangible lease liabilities, net	10,046	10,168
Dividend payable	26,398	25,703
Derivative liabilities	20,893	38,912
Accrued liabilities and other payables	16,486	16,792
Total liabilities (1)	1,008,434	906,854
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 109,171,639 and 106,361,524 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,092	1,064
Additional paid-in capital	1,753,847	1,688,540
Distributions in excess of cumulative earnings	(88,635)	(77,665)
Accumulated other comprehensive loss	(19,248)	(37,181)
Total stockholders' equity	1,647,056	1,574,758
Non-controlling interests	7,227	7,190
Total equity	1,654,283	1,581,948
Total liabilities and equity	$2,662,717	$2,488,802
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of March 31, 2021 and December 31, 2020, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $26.3 million and $25.6 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Revenues:
Rental revenue	$45,432	$39,542
Interest on loans and direct financing lease receivables	3,105	1,938
Other revenue, net	15	7
Total revenues	48,552	41,487

Expenses:
General and administrative	6,431	7,536
Property expenses	1,414	373
Depreciation and amortization	15,646	13,012
Provision for impairment of real estate	5,722	373
Provision for loan losses	38	468
Total expenses	29,251	21,762
Other operating income:
Gain on dispositions of real estate, net	3,788	1,875
Income from operations	23,089	21,600
Other (expense)/income:
Loss on repayment of secured borrowings	—	(924)
Interest expense	(7,678)	(6,833)
Interest income	20	231
Income before income tax expense	15,431	14,074
Income tax expense	56	31
Net income	15,375	14,043
Net income attributable to non-controlling interests	(80)	(84)
Net income attributable to stockholders	$15,295	$13,959

Basic weighted average shares outstanding	106,986,308	90,322,402
Basic net income per share	$0.14	$0.15

Diluted weighted average shares outstanding	108,055,741	91,332,297
Diluted net income per share	$0.14	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Net income	$15,375	$14,043
Other comprehensive income (loss):
Unrealized income (loss) on cash flow hedges	15,576	(38,432)
Cash flow hedge losses reclassified to interest expense	2,447	332
Total other comprehensive income (loss)	18,023	(38,100)
Comprehensive income (loss)	33,398	(24,057)
Net income attributable to non-controlling interests	(80)	(84)
Adjustment for cash flow hedge losses attributable to non-controlling interests	90	229
Comprehensive income (loss) attributable to stockholders	$33,408	$(23,912)
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	106,361,524	$1,064	$1,688,540	$(77,665)	$(37,181)	$1,574,758	$7,190	$1,581,948
Common stock issuance	2,796,805	28	64,900	—	—	64,928	—	64,928
Costs related to issuance of common stock	—	—	(1,188)	—	—	(1,188)	—	(1,188)
Unrealized losses on cash flow hedges	—	—	—	—	15,498	15,498	78	15,576
Cash flow hedge losses reclassified to interest expense	—	—	—	—	2,435	2,435	12	2,447
Equity based compensation expense	13,310	—	1,595	—	—	1,595	—	1,595
Dividends declared on common stock and OP Units	—	—	—	(26,265)	—	(26,265)	(133)	(26,398)
Net income	—	—	—	15,295	—	15,295	80	15,375
Balance at March 31, 2021	109,171,639	$1,092	$1,753,847	$(88,635)	$(19,248)	$1,647,056	$7,227	$1,654,283
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	83,761,151	$838	$1,223,043	$(27,482)	$(1,949)	$1,194,450	$7,663	$1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—	(187)	(1)	(188)
Common stock issuance	8,188,698	81	206,157	—	—	206,238	—	206,238
Costs related to issuance of common stock		—	(8,539)	—	—	(8,539)	—	(8,539)
Unrealized losses on cash flow hedges	—	—	—	—	(38,201)	(38,201)	(231)	(38,432)
Cash flow hedge losses reclassified to interest expense	—	—	—	—	330	330	2	332
Share-based compensation expense	—	—	1,508	—	—	1,508	—	1,508
Dividends declared on common stock and OP Units	—	—	—	(21,168)	—	(21,168)	(127)	(21,295)
Net income	—	—	—	13,959	—	13,959	84	14,043
Balance at March 31, 2020	91,949,849	$919	$1,422,169	$(34,878)	$(39,820)	$1,348,390	$7,390	$1,355,780
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$15,375	$14,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,646	13,012
Amortization of lease incentive	1,177	475
Amortization of above/below market leases and right of use assets, net	18	80
Amortization of deferred financing costs and other assets	625	663
Loss on repayment of secured borrowings	—	924
Provision for impairment of real estate	5,722	373
Provision for loan losses	38	468
Gain on dispositions of real estate, net	(3,788)	(1,875)
Straight-line rent receivable	(3,645)	(3,188)
Equity based compensation expense	1,595	1,508
Adjustment to rental revenue for tenant credit	85	—
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(2,466)	1,950
Accrued liabilities and other payables	(247)	(2,084)
Net cash provided by operating activities	30,135	26,349
Cash flows from investing activities:
Proceeds from sales of real estate, net	24,257	19,601
Principal collections on loans and direct financing lease receivables	942	66
Investments in loans receivable	(23,825)	(8,024)
Deposits for prospective real estate investments	(600)	608
Investment in real estate, including capital expenditures	(174,685)	(155,878)
Investment in construction in progress	(121)	(3,655)
Lease incentives paid	(1,312)	(900)
Net cash used in investing activities	(175,344)	(148,182)
Cash flows from financing activities:
Repayments of secured borrowings	(1,002)	(62,978)
Borrowings under term loan facilities	—	180,000
Borrowings under revolving credit facility	120,000	69,000
Repayments under revolving credit facility	—	(50,000)
Proceeds from issuance of common stock, net	64,928	198,162
Offering costs	(1,188)	(203)
Dividends paid	(25,703)	(19,395)
Net cash provided by financing activities	157,035	314,586
Net increase in cash and cash equivalents and restricted cash	11,826	192,753
Cash and cash equivalents and restricted cash, beginning of period	32,990	21,319
Cash and cash equivalents and restricted cash, end of period	$44,816	$214,072
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$42,842	$192,616
Restricted cash	1,974	21,456
Cash and cash equivalents and restricted cash, end of period	$44,816	$214,072
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,350	$5,245
Cash paid for income taxes	242	52

Non-cash operating, investing and financing activities:
Adjustment upon adoption of ASC 326	$—	$188
Reclassification from construction in progress upon project completion	—	4,225
Non-cash investments in real estate and loan receivable activity	960	—
Unrealized losses on cash flow hedges	(29,344)	38,432
Payable and accrued offering costs	—	259
Discounts and fees on capital raised through issuance of common stock	1,188	8,077
Dividends declared	26,398	21,295
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
March 31, 2021
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
The Company continues to closely monitor the impact of COVID-19 on all aspects of its business, including its portfolio and the creditworthiness of its tenants. In 2020, the Company entered into deferral agreements with certain of its tenants and recognized contractual base rent related to these agreements as a component of rental revenue in its consolidated statements of operations for 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allowed a tenant to defer all or a portion of its rent for a portion of 2020, with all of the deferred rent to be paid to the Company pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. It is possible that the existing deterioration, or further deterioration, in the Company's tenants’ ability to operate their businesses, or delays in the supply of products or services to the Company's tenants from vendors that they need to operate their businesses, caused by COVID-19 or otherwise, will cause the Company's tenants to be unable or unwilling to meet their contractual obligations to the Company, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this would increase if COVID-19 intensifies or persists for a prolonged period. To the extent COVID-19 causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of the Company's tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. During the deferral period, these agreements reduced the Company's cash flow from operations, reduced its cash available for distribution and adversely affected its ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to repay their deferred rent, the Company will not receive cash in the future in accordance with its expectations.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that has been filed with the SEC.
Reclassification
Certain amounts previously reported in the consolidated statements of operations have been reclassified to conform with the current period by presenting interest expense as a component of other (expense)/income.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2021 and December 31, 2020, the Company, directly and indirectly, held a 99.5% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Reportable Segments
ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis or real estate that secures the Company's investment in loans and direct financing receivables. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Depreciation on real estate investments	$13,739	$11,304
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

Capitalized above-market lease intangibles are amortized on a straight-line basis as a reduction of rental revenue over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease intangibles are accreted on a straight-line basis as an increase to rental revenue over the remaining non-cancellable terms of the respective leases including any below-market fixed rate renewal option periods.
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
Loans Receivable
The Company holds its loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any, less the Company's estimated allowance for loan losses. The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method. As of March 31, 2021, the Company had five leases which were accounted for as loans receivable and ten mortgage loans held for long-term investment. As of December 31, 2020, the Company had five leases which were accounted for as loans receivable and eight mortgage loans receivable held for long-term investment.
Direct Financing Lease Receivables
Certain of the Company’s real estate investment transactions are accounted for as direct financing leases. The Company records the direct financing lease receivables at their net investment, determined as the aggregate minimum lease payments and the estimated non-guaranteed residual value of the leased property less unearned income. The unearned income is recognized over the term of the related lease so as to produce a constant rate of return on the net investment in the asset. The Company’s investment in direct financing lease receivables is reduced over the applicable lease term to its non-guaranteed residual value by the portion of rent allocated to the direct financing lease receivables. Subsequent to the adoption of ASC 842, Leases (“ASC 842”) in January 2019, the Company's existing direct financing lease receivables have been accounted for in the same manner, unless the underlying contracts have been modified.
If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of March 31, 2021 and December 31, 2020, the Company determined that none of its direct financing lease receivables were impaired.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Provision for impairment of real estate	$5,722	$373
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
As of March 31, 2021 and December 31, 2020, the Company had deposits of $42.8 million and $26.6 million, respectively, of which $42.6 million and $26.4 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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

	Three months ended March 31,
(in thousands)	2021	2020
Contingent rent	$169	$201
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
The Company recorded the following amounts as adjustments to rental revenue during the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Adjustment to rental revenue	$85	$600
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of March 31, 2021 and December 31, 2020, the Company capitalized a total of $68.4 million and $67.2 million, respectively, of such costs in the Company’s consolidated balance sheets. These costs are presented as a reduction of additional paid-in capital as of March 31, 2021 and December 31, 2020.
Income Taxes
The Company elected and qualified to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed REIT taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.
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
As of March 31, 2021 and December 31, 2020, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of March 31, 2021 or December 31, 2020. The 2020, 2019, 2018 and 2017 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company recognizes compensation expense for equity-based compensation using the straight-line method based on the terms of the individual grant. Forfeitures of equity-based compensation awards, if any, are recognized when they occur.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Number of VIEs	11	11
Aggregate carrying value	$117,572	$117,578
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of March 31, 2021 and December 31, 2020. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of March 31, 2021 and December 31, 2020.
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
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to or less than the cash flows in the original lease. The Company made this election and accounts for rent deferrals by increasing its rent receivables as receivables accrue and continuing to recognize income during the deferral period. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. The Company continues to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and records an adjustment to rental revenue for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, the Company reviewed all amounts recognized on a tenant-by-tenant basis for collectability.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company adopted this guidance on January 1, 2021 and the adoption of ASU 2020-06 did not have a material impact on the Company's consolidated financial statements.
3. Investments
The following table presents information about the Company’s real estate investment portfolio as of each date presented:

	March 31, 2021	December 31, 2020
Owned properties (1)	1,103	1,056
Properties securing investments in mortgage loans (2)	127	115
Ground lease interests (3)	10	10
Total number of investments	1,240	1,181
_____________________________________
(1)Includes 11 properties which are subject to leases accounted for as direct financing leases or loans as of March 31, 2021 and December 31, 2020.
(2)Properties secure 10 and eight mortgage loans receivable as of March 31, 2021 and December 31, 2020, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of March 31, 2021 and December 31, 2020.
The following table presents information about the Company’s gross investment portfolio as of each date presented:

(in thousands)	March 31, 2021	December 31, 2020
Real estate investments, at cost	$2,523,409	$2,359,395
Loans and direct financing lease receivables, net	176,025	152,220
Real estate investments held for sale, net	—	17,058
Total gross investments	$2,699,434	$2,528,673
As of March 31, 2021 and December 31, 2020, 257 and 258 of these investments, comprising $364.4 million and $399.7 million, respectively, of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program (see Note 5—Long Term Debt).

Acquisitions in 2021 and 2020
The following table presents information about the Company’s acquisition activity during the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Ownership type	Fee Interest	Fee Interest
Number of properties	63	61

Purchase price allocation
Land and improvements	$52,126	$48,626
Building and improvements	115,904	97,311
Construction in progress (1)	121	3,656
Intangible lease assets	3,510	3,094
Total purchase price	171,661	152,687

Intangible lease liabilities	(41)	—
Purchase price (including acquisition costs)	$171,620	$152,687
_____________________________________
(1)Represents amounts incurred at and subsequent to acquisition and includes approximately $20,000 and $0.1 million of capitalized interest expense for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company did not have any investments that individually represented more than 5% of the Company’s total investment activity.

Gross Investment Activity
During the three months ended March 31, 2021 and 2020, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2020	1,000	$2,002,314
Acquisitions of and additions to real estate investments	61	160,433
Sales of investments in real estate	(10)	(19,207)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (1)		(373)
Investments in loans receivable	2	8,024
Principal collections on and settlements of loans and direct financing lease receivables		(66)
Other		(637)
Gross investments, March 31, 2020		2,148,557
Less: Accumulated depreciation and amortization (2)		(100,473)
Net investments, March 31, 2020	1,050	$2,048,084

Gross investments, January 1, 2021	1,181	$2,528,673
Acquisitions of and additions to real estate investments	63	177,023
Sales of investments in real estate	(16)	(23,297)
Provisions for impairment of real estate (3)		(5,722)
Investments in loans receivable	13	23,825
Principal collections on and settlements of loans and direct financing lease receivables	(1)	(942)
Other		(126)
Gross investments, March 31, 2021		2,699,434
Less: Accumulated depreciation and amortization (2)		(150,835)
Net investments, March 31, 2021	1,240	$2,548,599
_____________________________________
(1)During the three months ended March 31, 2020, the Company identified and recorded provisions for impairment at two vacant properties.
(2)Includes $126.5 million and $81.3 million of accumulated depreciation as of March 31, 2021 and 2020, respectively.
(3)During the three months ended March 31, 2021, the Company identified and recorded provisions for impairment at two vacant properties and seven tenanted properties.
Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of March 31, 2021 and December 31, 2020, the Company had 15 and 13 loans receivable outstanding with an aggregate carrying amount of $174.7 million and $150.8 million, respectively. The maximum amount of loss due to credit risk is our current principal balance of $174.7 million.

The Company’s loans receivable portfolio as of March 31, 2021 and December 31, 2020 are summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	March 31, 2021	December 31, 2020
Mortgage (2)(3)	I/O	2	8.80%	8.10%	2039	$12,000	$12,000
Mortgage (3)	P+I	2	8.10%	8.10%	2059	6,108	6,114
Mortgage (2)	I/O	2	8.53%	7.80%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	28,000	28,000
Mortgage (2)	I/O	18	8.05%	7.50%	2034	37,105	37,105
Mortgage (2)	I/O	1	8.42%	7.70%	2040	5,300	5,300
Mortgage (2)	I/O	1	7.00%	7.00%	2021	—	860
Mortgage (2)	I/O	3	8.30%	8.25%	2022	2,324	2,324
Mortgage (2)	I/O	19	7.30%	6.80%	2035	46,000	46,000
Mortgage (2)	I/O	1	7.00%	7.00%	2023	600	—
Mortgage (2)	I/O	1	7.00%	7.00%	2023	360	—
Mortgage (2)	I/O	11	6.89%	6.75%	2026	23,824	—
Leasehold interest	P+I	2	10.69%	(4)	2039	1,435	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	1,095	1,109
Leasehold interest	P+I	1	2.41%	(5)	2034	1,625	1,645
Leasehold interest	P+I	1	4.97%	(5)	2038	1,595	1,605
Net investment						$174,671	$150,797
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
Scheduled principal payments due to be received under the Company’s loans receivable as of March 31, 2021 were as follows:

(in thousands)	Loans Receivable
April 1 - December 31, 2021	$156
2022	2,545
2023	1,196
2024	252
2025	268
Thereafter	170,254
Total	$174,671
As of March 31, 2021 and December 31, 2020, the Company had $2.4 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Minimum lease payments receivable	$3,445	$3,529
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,304)	(1,357)
Net investment	$2,411	$2,442

Scheduled future minimum non-cancelable base rental payments due to be received under the Company's direct financing lease receivables as of March 31, 2021 were as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1 - December 31, 2021	$256
2022	345
2023	347
2024	289
2025	254
Thereafter	1,954
Total	$3,445
Allowance for Loan Losses
The Company utilizes a RELEM model which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of March 31, 2021, the Company recorded an allowance for loan losses of $1.1 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.
For the three months ended March 31, 2021 and 2020, the changes to the Company's allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at January 1, 2020	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses (1)	468
Write-offs charged	—
Recoveries	—
Balance at March 31, 2020	$656

Balance at January 1, 2021	$1,018
Current period provision for expected credit losses (1)	38
Write-offs charged	—
Recoveries	—
Balance at March 31, 2021	$1,056
_____________________________________
(1)The increase in expected credit losses is due to the changes in assumptions regarding current macroeconomic factors related to COVID-19 and our investment in new loans receivable during the period.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of March 31, 2021:

	Amortized Cost Basis by Origination Year						Total Amortized Costs Basis
(in thousands)	2021	2020	2019	2018	2017	Prior
LTV <60%	$—	$—	$28,000	$—	$—	$738	$28,738
LTV 60%-70%	23,825	—	—	—	—	980	24,805
LTV >70%	960	56,844	65,043	—	—	692	123,539
	$24,785	$56,844	$93,043	$—	$—	$2,410	$177,082

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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2021 and 2020.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2020	1	$1,211	$—	$1,211
Transfers to held for sale classification	3	1,528	—	1,528
Sales	(1)	(1,211)	—	(1,211)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2020	3	$1,528	$—	$1,528

Held for sale balance, January 1, 2021	8	$17,058	$—	$17,058
Transfers to held for sale classification	—	—	—	—
Sales	(4)	(3,168)	—	(3,168)
Transfers to held and used classification	(4)	(13,890)	—	(13,890)
Held for sale balance, March 31, 2021	—	$—	$—	$—
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2021 or 2020 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended March 31,
State	2021	2020
Texas	13.3%	11.6%
Georgia	*	10.2%
_____________________________________
*     State's rental revenue was not greater than 10% of total rental revenue during the period specified.
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$71,048	$20,164	$50,884	$67,986	$18,767	$49,219
Intangible market lease assets	11,982	4,122	7,860	12,285	4,059	8,226
Total intangible assets	$83,030	$24,286	$58,744	$80,271	$22,826	$57,445

Intangible market lease liabilities	$12,793	$2,747	$10,046	$12,772	$2,604	$10,168

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2021, by category and in total, were as follows:

Years Remaining
In-place leases	10.7
Intangible market lease assets	13.7
Total intangible assets	11.1

Intangible market lease liabilities	17.2
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Amortization of in-place leases (1)	$1,638	$1,679
Amortization (accretion) of market lease intangibles, net (2)	18	80
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(90)	122
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
April 1 - December 31, 2021	$5,955
2022	5,816
2023	5,395
2024	4,716
2025	3,662
Thereafter	25,340
Total	$50,884
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
April 1 - December 31, 2021	$(539)	$403	$(136)
2022	(717)	542	(175)
2023	(686)	511	(175)
2024	(653)	508	(145)
2025	(647)	513	(134)
Thereafter	(4,618)	7,569	2,951
Total	$(7,860)	$10,046	$2,186

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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2021 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
April 1 - December 31, 2021	$146,932
2022	198,767
2023	201,707
2024	202,815
2025	201,569
Thereafter	2,222,825
Total	$3,174,615
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
The fixed and variable components of lease revenues for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Fixed lease revenues	$46,089	$40,403
Variable lease revenues (1)	623	366
Total lease revenues (2)	$46,712	$40,769
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of March 31, 2021, the Company’s right of use ("ROU") assets and lease liabilities were $6.3 million and $8.6 million, respectively. As of December 31, 2020, the Company’s ROU assets and lease liabilities were $6.4 million and $8.8 million, respectively.

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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	22.7	22.4
Weighted average discount rate	6.40%	6.41%
Upon adoption of ASC 842 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three months ended March 31, 2021 and 2020.
The following table sets forth the details of rent expense for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Fixed rent expense - Ground Rent	$239	$254
Fixed rent expense - Office Rent	128	128
Variable rent expense	—	—
Total rent expense	$367	$382
As of March 31, 2021, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
April 1 - December 31, 2021	$384	$116	$607	$1,107
2022	522	151	811	1,484
2023	525	131	485	1,141
2024	531	24	436	991
2025	538	—	356	894
Thereafter	—	—	14,562	14,562
Total	$2,500	$422	$17,257	20,179
Present value discount				(11,560)
Lease liabilities				$8,619
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of March 31, 2021 and December 31, 2020:

		Principal Outstanding		Weighted Average Interest Rate
(in thousands)	Maturity Date	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	1.3%	1.4%
November 2019 Term Loan	November 2026	430,000	430,000	1.6%	1.7%
Revolving Credit Facility	April 2023	138,000	18,000	1.4%	1.4%
Secured borrowings:
Series 2017-1 Notes	June 2047	172,191	173,193	4.2%	4.2%
Total principal outstanding		$940,191	$821,193	2.0%	2.1%
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of March 31, 2021:

(in thousands)	April 2019 Term Loan	November 2019 Term Loan	Revolving Credit Facility	Secured Borrowings	Total
April 1 - December 31, 2021	$—	$—	$—	$3,082	$3,082
2022	—	—	—	4,292	4,292
2023	—	—	138,000	4,512	142,512
2024	200,000	—	—	160,305	360,305
2025	—	—	—	—	—
Thereafter	—	430,000	—	—	430,000
Total	$200,000	$430,000	$138,000	$172,191	$940,191
The Company was not in default of any provisions under any of its outstanding indebtedness as of March 31, 2021 or December 31, 2020.
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
The Amended Credit Agreement restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Code. The Amended Credit Agreement contains certain additional covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.
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
The Company was in compliance with all financial covenants and was not in default of any other provisions under the Amended Credit Facility as of March 31, 2021 and December 31, 2020.
The following table presents information about the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Balance on January 1,	$18,000	$46,000
Borrowings	120,000	69,000
Repayments	—	(50,000)
Balance on March 31,	$138,000	$65,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Interest expense	$395	$398
Amortization of deferred financing costs	291	291
Total	$686	$689

Total deferred financing costs, net, of $2.2 million and $2.5 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, the Company had $262.0 million and $382.0 million, respectively, of unused borrowing capacity related to the Revolving Credit Facility.
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
Additionally, the November 2019 Term Loan restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Code. The facility contains certain covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.
The Company was in compliance with all financial covenants and was not in default of any other provisions under the November 2019 Term Loan as of March 31, 2021 and December 31, 2020.
The following table presents information about aggregate interest expense related to the April 2019 and November 2019 Term Loan Facilities:

	Three months ended March 31,
(in thousands)	2021	2020
Interest expense	$2,421	$3,415
Amortization of deferred financing costs	178	177
Total	$2,599	$3,592
Total deferred financing costs, net, of $3.6 million and $3.7 million as of March 31, 2021 and December 31, 2020, respectively, related to the Term Loan Facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheet as of March 31, 2021.

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
The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.19% as of March 31, 2021. If the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes. The anticipated repayment date for the Series 2017-1 Notes is June 2024.

The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, beginning in November 2021 without the payment of a make whole amount. Voluntary prepayments may be made before 31 months prior to the anticipated repayment date.
In February 2020, the Company voluntarily prepaid $62.3 million of the Class A Series 2017-1 Notes at par plus accrued interest pursuant to the terms of the agreements related to such securities. The Company was not subject to the payment of a make whole amount in connection with this prepayment. The Company accounted for this prepayment as a debt extinguishment. In addition, the Company recorded a $0.9 million loss on repurchase and repayment of secured borrowings related to the amortization of deferred financing costs on the $62.3 million voluntary prepayment of the Class A Series 2017-1 Notes during the three months ended March 31, 2020.
The following table presents information about interest expense related to the Master Trust Funding Program:

	Three months ended March 31,
(in thousands)	2021	2020
Interest expense	$1,811	$2,126
Amortization of deferred financing costs	156	188
Total	$1,967	$2,314
Total deferred financing costs, net, of $2.0 million and $2.2 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
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
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of March 31, 2021, there were no events of default related to the interest rate swaps.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

					Fair value of Asset/(Liability)
Derivatives Designated as Hedging Instruments (1)	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	March 31, 2021	December 31, 2020
Interest Rate Swap	2.06%	05/14/2019	04/12/2024	$100,000	$(5,031)	$(6,176)
Interest Rate Swap	2.06%	05/14/2019	04/12/2024	50,000	(2,517)	(3,089)
Interest Rate Swap	2.07%	05/14/2019	04/12/2024	50,000	(2,522)	(3,094)
Interest Rate Swap	1.61%	12/09/2019	11/26/2026	175,000	(5,401)	(11,838)
Interest Rate Swap	1.61%	12/09/2019	11/26/2026	50,000	(1,545)	(3,396)
Interest Rate Swap	1.60%	12/09/2019	11/26/2026	25,000	(755)	(1,675)
Interest Rate Swap	1.36%	07/09/2020	11/26/2026	100,000	(1,729)	(5,353)
Interest Rate Swap	1.36%	07/09/2020	11/26/2026	80,000	(1,394)	(4,291)
				$630,000	$(20,894)	$(38,912)
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
The following table presents amounts recorded to accumulated other comprehensive gain/loss related to derivative and hedging activities for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Accumulated other comprehensive gain (loss)	$18,023	$(38,100)
As of March 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $20.7 million. As of December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $38.9 million. As of March 31, 2021 and December 31, 2020, there were no derivatives in a net asset position.
During the three months ended March 31, 2021 and 2020, the Company recorded a loss on the change in fair value of its interest rate swaps of $2.4 million and $0.3 million, respectively, which was included in interest expense in the Company's consolidated statements of operations.
As of March 31, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $21.3 million and $40.2 million as of March 31, 2021 and December 31, 2020, respectively.
7. Equity
Stockholders’ Equity
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

At the Market Program
In June 2020, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $250 million (the “2020 ATM Program”). In connection with establishing the 2020 ATM Program, the Company terminated its prior at the market program, which it established in August 2019 (the “2019 ATM Program”) and no additional stock can be issued thereunder. Pursuant to the 2019 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $200 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $184.4 million thereunder.
As of March 31, 2021, the Company issued common stock with an aggregate gross sales price of $144.2 million under the 2020 ATM Program and could issue additional common stock with an aggregate gross sales price of up to $105.8 million under the 2020 ATM Program. As the context requires, the 2020 ATM Program and the 2019 ATM Program are referred to herein as the “ATM Program."
The following table details information related to activity under the ATM Program for each period presented:

	Three months ended March 31,
(in thousands, except share and per share data)	2021	2020
Shares of common stock sold	2,796,805	253,698
Weighted average sale price per share	$23.22	$24.74
Gross proceeds	$64,928	$6,277
Net proceeds	$63,891	$6,197
Dividends on Common Stock
During the three months ended March 31, 2021 and 2020, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
March 5, 2021	March 31, 2021	April 15, 2021	$0.24	$26,265
March 18, 2020	March 31, 2020	April 15, 2020	$0.23	$21,168
8. Non-controlling Interests
Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership, and holds a 1.0% general partner interest in the Operating Partnership. The Company contributes the net proceeds from issuing shares of common stock to the Operating Partnership in exchange for a number of limited partnership in the Operating Partnership ('OP Units") equal to the number of shares of common stock issued.
As of March 31, 2021, the Company held 109,171,639 OP Units, representing a 99.5% interest in the Operating Partnership. As of the same date, former members of EPRT Holdings, LLC (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.5% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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
The following table presents information about the Company’s restricted stock awards ("RSAs"), and restricted stock units ("RSUs") during the three months ended March 31, 2021 and 2020:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80
Granted	—	—	135,120	32.13
Vested	(10,747)	14.12	—	—
Forfeited	—	—	—	—
Unvested, March 31, 2020	481,954	$13.71	235,934	$28.14

Unvested, January 1, 2021	240,598	$13.73	321,602	$25.27
Granted	—	—	196,921	32.37
Vested	(9,865)	14.12	(19,614)	23.17
Forfeited	—	—	—	—
Unvested, March 31, 2021	230,733	$13.71	498,909	$28.15
Restricted Stock Awards
On June 25, 2018, restricted stock awards ("RSAs") relating to an aggregate of 691,290 shares of unvested restricted common stock were granted to the Company's directors, executive officers and other employees under the Equity Incentive Plan. These RSAs vest over periods ranging from one year to three years from the date of grant, subject to the individual recipient's continued provision of service to the Company through the applicable vesting dates.
In January 2019, RSAs relating to an aggregate of 46,368 shares of unvested restricted common stock were granted to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plan. These RSAs vest over periods ranging from one year to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates. In June 2020, additional RSAs relating to an aggregate of 3,658 shares of unvested restricted common stock were granted to certain members of the Company's board of directors which vested immediately upon grant. The Company estimates the grant date fair value of RSAs granted under the Equity Incentive Plan using the average market price of the Company’s common stock on the date of grant.
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Compensation cost recognized in general and administrative expense	$759	$894
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	55	111
Fair value of shares vested during the period	139	152

The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Total unrecognized compensation cost	$919	$1,678
Weighted average period over which compensation cost will be recognized (in years)	0.6	0.7
Restricted Stock Units
In January 2019 and 2020 and February 2021 the Company issued target grants of 119,085, 84,684, and 126,353 performance-based RSUs, respectively, to the Company’s executive officers under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021 (for the 2019 grants), December 31, 2022 (for the 2020 grants) and December 31, 2023 (for the 2021 grants) divided by the average closing price for the 20-trading day period ended January 1, 2019 (for the 2019 grants), January 1, 2020 (for the 2020 grants), or January 1, 2021 (for the 2021 grants).The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2021	2020	2019
Volatility	55%	20%	18%
Risk free rate	0.20%	1.61%	2.57%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives. In May 2020, the Compensation Committee evaluated and subjectively awarded 7,596 of these RSUs to a former executive officer of the Company, which vested immediately. As of March 31, 2021, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives for the remainder of the subjective awards. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three months ended March 31, 2021 and 2020.
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
During the year ended December 31, 2020, the Company issued an aggregate of 157,943 RSUs to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
During the three months ended March 31, 2021, the Company issued 102,156 RSUs to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Compensation cost recognized in general and administrative expense	$836	$614
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	64	19
Fair value of units vested during the period	454	—
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Total unrecognized compensation cost	$10,795	$5,261
Weighted average period over which compensation cost will be recognized (in years)	2.9	2.4
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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended March 31,
(dollar amounts in thousands)	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$15,375	$14,043
Less: net income attributable to non-controlling interests	(80)	(84)
Less: net income allocated to unvested restricted common stock and RSUs	(119)	(130)
Net income available for common stockholders: basic	15,176	13,829
Net income attributable to non-controlling interests	80	84
Net income available for common stockholders: diluted	$15,256	$13,913

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	107,217,918	90,805,301
Less: weighted average number of shares of unvested restricted common stock	(231,610)	(482,899)
Weighted average shares outstanding used in basic net income per share	106,986,308	90,322,402
Effects of dilutive securities: (1)
OP Units	553,847	553,847
Unvested restricted common stock and RSUs	515,586	456,048
Weighted average shares outstanding used in diluted net income per share	108,055,741	91,332,297
_____________________________________
(1)For the three months ended March 31, 2021 and 2020, excludes the impact of 100,663 and 65,312 unvested restricted stock units, respectively, as the effect would have been antidilutive.

11. Commitments and Contingencies
As of March 31, 2021, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $14.8 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of March 31, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
Defined Contribution Retirement Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 5% of eligible compensation contributed by participants which vests immediately.
The following table presents the matching contributions made by the Company for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
401(k) matching contributions	$91	$86
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2021 and December 31, 2020. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of March 31, 2021 and December 31, 2020 approximate fair value.
The estimated fair values of the Company’s secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy.
As of March 31, 2021, the Company’s secured borrowings had an aggregate carrying value of $172.2 million (excluding net deferred financing costs of $2.0 million) and an estimated fair value of $176.1 million. As of December 31, 2020, the Company’s secured borrowings had an aggregate carrying value of $173.2 million (excluding net deferred financing costs of $2.2 million) and an estimated fair value of $176.4 million.
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative financial instruments. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2021 and December 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the Company estimated the fair value of its interest rate swap contracts to be a $20.9 million liability and a $38.9 million liability, respectively.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Non-financial assets:
Long-lived assets	$9,506	$9,506	$—	$—	$9,506

December 31, 2020
Non-financial assets:
Long-lived assets	$4,754	$4,754	$—	$—	$4,754
Long Lived Assets
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
Quantitative information about Level 3 fair value measurements as of March 31, 2021 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Medical/Dental - Daingerfield, TX	$1,600	Sales comparison approach	Non-binding sales contract	$1,600
Vacant - San Antonio, TX	25	Sales comparison approach	Binding sales contract	25
Vacant - Stevensville, MI	1,025	Sales comparison approach	Non-binding sales contract	1,025
Restaurant - Family Dining - Soperton, GA	543	Sales comparison approach	Comparable sales prices	543
Restaurant - Family Dining - Gray, GA	493	Sales comparison approach	Comparable sales prices	493
Restaurant - Family Dining - Sandersville, GA	587	Sales comparison approach	Comparable sales prices	587
Restaurant - Family Dining - Barnesville, GA	238	Sales comparison approach	Comparable sales prices	238
Vacant - Deming, NM	548	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	548
Home Furnishings - Battle Creek, MI	4,446	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	4,446
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

13. Subsequent Events
The Company has evaluated all events and transactions that occurred after March 31, 2021 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
April 2021 Equity Offering
In April 2021, the Company completed a follow-on offering of 8,222,500 shares of its common stock, including 1,072,500 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $23.50 per share. The Company used a portion of the proceeds from this offering to repay the $138.0 million principal that was outstanding on the Revolving Credit Facility as of March 31, 2021.
Acquisition and Disposition Activity
Subsequent to March 31, 2021, the Company invested in 19 real estate properties for an aggregate investment amount (including acquisition-related costs) of $45.6 million.
Subsequent to March 31, 2021, the Company sold or transferred its investment in 4 real estate properties for an aggregate gross sales price of $4.8 million and incurred $0.3 million of disposition costs related to these transactions.

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
Special Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, many statements pertaining to our business and growth strategies, investment, financing and leasing activities, and trends in our business, including trends in the market for long-term, net leases of freestanding, single-tenant properties, contain forward-looking statements. When used in this quarterly report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately,” and “plan,” and variations of such words, and similar words or phrases, that are predictions of future events or trends and that do not relate solely to historical matters, are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans, beliefs or intentions of management.
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
•the performance, and financial condition of our tenants;
•the availability of suitable properties to invest in and our ability to acquire and lease those properties on favorable terms;
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
•changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and
•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of March 31, 2021, 95.3% of our $193.5 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on March 31, 2021 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. We completed our initial public offering in June 2018. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of March 31, 2021, we had a portfolio of 1,240 properties (inclusive of two undeveloped land parcels and 127 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $193.5 million and was 99.1% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of March 31, 2021, our portfolio was 99.1% occupied by 259 tenants operating 367 different brands, or concepts, in 17 industries across 43 states, with none of our tenants contributing more than 2.6% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of March 31, 2021, our leases had a weighted average remaining lease term of 14.3 years (based on annualized base rent), with 4.2% of our annualized base rent attributable to leases expiring prior to January 1, 2026. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Master Leases. As of March 31, 2021, 59.9% of our annualized base rent was attributable to master leases.
Rent Coverage Ratio and Tenant Financial Reporting. As of March 31, 2021, our portfolio’s weighted average rent coverage ratio was 3.0x, and 98.2% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting.
Contractual Base Rent Escalation. As of March 31, 2021, 99.4% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.5% per year.

Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended March 31, 2021, approximately 85.0% of our investments were sale-leaseback transactions.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of March 31, 2021, our average investment per property was $2.2 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and increases their liquidity.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce businesses. Our properties are generally subject to long-term net leases that we believe provide us with a stable base of revenue from which to grow our portfolio. As of March 31, 2021, we had a portfolio of 1,240 properties, with annualized base rent of $193.5 million, which was carefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 259 tenants operating 367 different concepts across 43 states and 17 industries. None of our tenants contributed more than 2.6% of our annualized base rent as of March 31, 2021, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of its annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience- based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of March 31, 2021, 95.3% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
•We believe that our portfolio’s diversity and rigorous underwriting decrease the impact on us of an adverse event affecting a specific tenant, industry or region, and our focus on leasing to tenants in industries that we believe are well-positioned to withstand competition from e-commerce businesses increases the stability and predictability of our rental revenue.
Experienced and Proven Management Team. Our senior management has significant experience in the net-lease industry and a track record of growing net-lease businesses to significant scale.
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of March 31, 2021, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 84.4% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 85.3% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

Differentiated Investment Strategy. We seek to acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to unrated middle- market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into lease agreements that provide us with attractive risk-adjusted returns. Furthermore, many net-lease transactions with middle- market companies involve properties that are individually relatively small, which allows us to avoid concentrating a large amount of capital in individual properties. We maintain close relationships with our tenants, which we believe allows us to source additional investments and become the capital provider of choice as our tenants’ businesses grow and their real estate needs increase.
Asset Base Allows for Significant Growth. Building on our senior leadership team’s experience of more than 20 years in net-lease real estate investing, we have developed leading origination, underwriting, financing and property management capabilities. Our platform is scalable, and we seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk- adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. With our smaller asset base relative to other peers that focus on acquiring net leased real estate, we believe that we can achieve superior growth through manageable acquisition volume.
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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of March 31, 2021, leases contributing 98.2% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.3% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
Our Business and Growth Strategies
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We intend to pursue our objective through the following business and growth strategies.
Structure and Manage Our Diverse Portfolio with Focused and Disciplined Underwriting and Risk Management. We seek to maintain the stability of our rental revenue and maximize the long-term return on our investments while continuing our growth by using our focused and disciplined underwriting and risk management expertise. When underwriting assets, we emphasize commercially desirable properties, with strong operating performance, healthy rent coverage ratios and tenants with attractive credit characteristics.
•Leasing. In general, we seek to enter into leases with (i) relatively long terms (typically with initial terms of 15 years or more and tenant renewal options); (ii) attractive rent escalation provisions; (iii) healthy rent coverage ratios; and (iv) tenant obligations to periodically provide us with financial information, which provides us with information about the operating performance of the leased property and/or tenant and allows us to actively monitor the security of payments under the lease on an ongoing basis. We strongly prefer to use master lease structures, pursuant to which we lease multiple properties to a single tenant on a unitary (i.e., “all or none”) basis. In addition, in the context of our sale-leaseback investments, we generally seek to establish contract rents that are at or below prevailing market rents, which we believe enhances tenant retention and reduces our releasing risk if a lease is rejected in a bankruptcy proceeding or expires.

•Diversification. We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a scaled portfolio that, over time, will (1) derive no more than 5% of its annualized base rent from any single tenant or more than 1% of its annualized base rent from any single property, (2) be primarily leased to tenants operating in service-oriented or experience- based businesses and (3) avoid significant geographic concentration. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.
•Asset Management. We are an active asset manager and regularly review each of our properties to evaluate various factors, including, but not limited to, changes in the business performance at the property, credit of the tenant and local real estate market conditions. Among other things, we use Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, to proactively detect credit deterioration. Additionally, we monitor market rents relative to in-place rents and the amount of tenant capital expenditures in order to refine our tenant retention and alternative use assumptions. Our management team utilizes our internal credit diligence to monitor the credit profile of each of our tenants on an ongoing basis. We believe that this proactive approach enables us to identify and address issues in a timely manner and to determine whether there are properties in our portfolio that are appropriate for disposition.
•In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of March 31, 2021, exclusive of the Initial Portfolio, 84.4% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions and 85.3% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of March 31, 2021, exclusive of the Initial Portfolio, approximately 42.4% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
Focus on Middle-Market Companies in Service-Oriented or Experience-Based Businesses. We primarily focus on investing in properties that we lease on a long-term, triple-net basis to middle- market companies that we determine have attractive credit characteristics and stable operating histories. Properties leased to middle-market companies may offer us the opportunity to achieve superior risk-adjusted returns as a result of our extensive and disciplined credit and real estate analysis, lease structuring and portfolio composition. We believe our capital solutions are attractive to middle- market companies, as such companies often have limited financing options as compared to larger, credit rated organizations. We also believe that, in many cases, smaller transactions with middle- market companies will allow us to maintain and grow our portfolio’s diversification. Middle-market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and believe contribute to the stability of our rental revenue.
•In addition, we emphasize investments in properties leased to tenants engaged in service-oriented or experience-based businesses, such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, as we believe these businesses are generally more insulated from e-commerce pressure than many others.

Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of March 31, 2021, our leases had a weighted average remaining lease term of 14.3 years (based on annualized base rent), with only 4.2% of our annualized base rent attributable to leases expiring prior to January 1, 2026, and 99.4% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.5% per year.
Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. We target a level of net debt that, over time, is generally less than six times our annualized adjusted EBITDAre (as defined in "Non-GAAP Financial Measures" below). We have access to multiple sources of debt capital, including the investment grade-rated, asset-backed bond market, through our Master Trust Funding Program, and bank debt, through our revolving credit facility, our five-year senior unsecured term loan facility and our seven-year senior unsecured term loan facility.
Historical Investment and Disposition Activity
The following table sets forth select information about our quarterly investment activity for the quarters ended June 30, 2019 through March 31, 2021 (dollars in thousands):

	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Investment Volume	$190,280	$173,590	$204,709	$167,490
Number of Transactions	32	28	41	32
Property Count	91	139	94	63
Avg. Investment per Unit	$2,015	$1,174	$2,049	$2,551
Cash Cap Rates [1]	7.3%	7.5%	7.3%	7.1%
GAAP Cap Rates [2]	8.1%	8.3%	8.0%	8.0%
Master Lease Percentage [3,4]	67%	73%	41%	54%
Sale-Leaseback Percentage [3,5]	65%	93%	81%	88%
Percentage of Financial Reporting [3,6]	100%	100%	99%	100%
Rent Coverage Ratio	3.2x	3.2x	3.1x	2.7x
Lease Term (in years)	15.3	16.6	16.3	16.1

	Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Investment Volume	$42,369	$148,877	$244,078	$197,816
Number of Transactions	11	19	33	22
Property Count	13	50	108	74
Avg. Investment per Unit	$2,870	$2,866	$2,218	$2,650
Cash Cap Rates [1]	7.4%	7.1%	7.1%	7.0%
GAAP Cap Rates [2]	8.1%	7.9%	7.7%	7.9%
Master Lease Percentage [3,4]	68%	79%	89%	79%
Sale-Leaseback Percentage [3,5]	100%	92%	88%	85%
Percentage of Financial Reporting [3,6]	100%	100%	100%	100%
Rent Coverage Ratio	4.3x	2.8x	3.6x	3.0x
Lease Term (in years)	16.7	17.6	16.3	16.1
_____________________________________
(1)     Annualized contractually specified cash base rent for the first full month after the investment divided by the purchase price for the property.
(2)    GAAP rent for the first twelve months after the investment divided by the purchase price for the property.
(3)    As a percentage of annualized base rent.
(4)    Includes investments in mortgage loans receivable collateralized by more than one property.
(5)    Includes investments in mortgage loans receivable made in support of sale-leaseback transactions.

(6)    Tenants party to leases that obligate them to periodically provide us with corporate and/or unit-level financial reporting, as a percentage of our annualized base rent.
The following table sets forth select information about our quarterly disposition activity for the quarters ended June 30, 2019 through March 31, 2021 (dollars in thousands):

	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Disposition volume[1]	$26,804	$19,495	$15,229	$19,571
Cash cap rate on leased assets [2]	7.0%	6.7%	6.9%	7.1%
Leased properties sold [3]	10	9	7	10
Vacant properties sold [3]	1	1	1	—

	Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Disposition volume[1]	$3,420	$19,595	$39,042	$25,197
Cash cap rate on leased assets [2]	6.8%	7.0%	7.4%	7.1%
Leased properties sold [3]	3	11	21	15
Vacant properties sold [3]	—	3	2	1
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized contractually specified cash base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions where only a portion of the owned parcel was sold.
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
The impact of the pandemic is rapidly evolving. It continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. The pandemic has adversely affected our tenants’ ability to meet their financial obligations to us (including the payment of rent and deferred rent), exposed us to increased risk of tenant default or bankruptcy, and impaired the value of certain of our properties. The pandemic has caused a large number of our tenants to suspend or reduce their operations, which has adversely affected their ability to pay rent to us.
One of our main operating functions is our proactive asset management approach. Accordingly, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position, and, where appropriate, negotiate rent deferrals or other concessions. During 2020, we entered into deferral agreements with certain of our tenants and recognized contractual base rent related to these agreements as a component of rental revenue in our consolidated statements of operations for 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allowed a tenant to defer all or a portion of its rent for a portion of 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent.
The adverse impacts of the pandemic and the responses designed to mitigate its effects (such as local, state, regional or national lockdowns or other limitations on business activities) have varied, and likely will continue to vary, by geography. It is possible that our properties and tenants located in certain areas will be more adversely affected than our properties and tenants located in other areas. While our properties are diversified by geography, our business includes substantial holdings in the following states as of as of March 31, 2021: Texas (13.8%), Georgia (9.1%), Florida (6.4%), Ohio (5.7%), Arkansas (4.3%) (percentages indicate annualized base rent attributable to properties in each state as of such date). If the pandemic surges in these states or other areas from which we derive significant revenue, the adverse impact of the pandemic on us and our tenants would likely increase.
Similarly, as of March 31, 2021, leases representing approximately 32.6% of our annualized base rent as of March 31, 2021 were with tenants in industries that have been particularly adversely affected by the COVID-19 pandemic, including: early childhood education (13.4% of annualized base rent), restaurants (casual dining and family dining) (7.2% of annualized base rent), health and fitness (5.0% of annualized base rent), entertainment (3.6% of annualized base rent), movie theaters (2.2% of annualized base rent) and home furnishings (1.2% of annualized base rent). See “Our Real Estate Investment Portfolio—Diversification by Industry” and “Our Real Estate Investment Portfolio—Diversification by Geography,” below for additional information about our exposure to various states and industries.
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
Liquidity and Capital Resources
As of March 31, 2021, we had $2.5 billion of net investments in our investment portfolio, consisting of investments in 1,240 properties (inclusive of two undeveloped land parcels and 127 properties which secure our investments in mortgage loans receivable), with annualized base rent of $193.5 million. Substantially all of our cash from operations is generated by our investment portfolio.
Our liquidity requirements for operating our Company consist primarily of the funds necessary to pay principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of operating our business and managing our portfolio. The occupancy level of our portfolio is high (99.1% as of March 31, 2021) and, because substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with our properties. When a property becomes vacant because the tenant has vacated the property due to default or at the expiration of the lease term without a renewal or new lease being executed, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of March 31, 2021, 11 of our properties were vacant, representing less than 1% of our portfolio, and all remaining properties were subject to a lease (excluding two undeveloped land parcels). We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to acquire real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 20 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractually payments of interest or increased rent that generally increases in proportion with our level of funding. As of March 31, 2021, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $36.5 million, and, as of such date, we funded $21.7 million of this commitment. We expect to fund the balance of such commitment by December 31, 2021.
Additionally, as of April 30, 2021, we were under contract to acquire 49 properties with an aggregate purchase price of $115.0 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility and potentially through proceeds generated from our ATM Program, which has $105.8 million remaining.
Our long-term liquidity requirements consist primarily of funds necessary to invest in additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our revolving credit and term loan facilities, future financings, sale of common stock under our ATM Program, proceeds from the sale of the properties in our portfolio and other secured and unsecured borrowings (including potential issuances under the Master Trust Funding Program). However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our unencumbered, borrowing restrictions imposed by our existing debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our investment in single tenant properties and thereby grow our cash flows.
An additional liquidity need is funding the required level of distributions that are among the requirements for us to continue to qualify for taxation as a REIT. During the three months ended March 31, 2021, our board of directors declared total cash distributions of $0.24 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the three months ended March 31, 2021, we paid $25.7 million of distributions to common stockholders and OP Unit holders, and, as of March 31, 2021, we recorded $26.4 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital is provided through use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on a secured or unsecured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in our management of our existing portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt, we seek to “lock in,” for as long as is economically feasible, the expected positive difference between our scheduled cash inflows on our leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less unrestricted cash and cash held for the benefit of lenders) that is less than six times our annualized adjusted EBITDAre is prudent for a real estate company like ours.
As of March 31, 2021, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt through hedging strategies and our weighted average debt maturity was 4.1 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Over time, we may access additional long-term debt capital with future debt issuances through our Master Trust Funding Program, although we have no plans to do so. Future sources of debt capital may also include term borrowings from insurance companies, banks and other sources, mortgage financing of a single-asset or portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our investment objectives and growth goals. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under the Revolving Credit Facility. Management believes that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2021, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of March 31, 2021 and December 31, 2020:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	430,000	3.0%	3.0%
Revolving Credit Facility	April 2023	138,000	18,000	1.4%	1.4%
Secured borrowings:
Series 2017-1 Notes	June 2047	172,191	173,193	4.2%	4.2%
Total principal outstanding		$940,191	$821,193	3.0%	3.3%
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
The Revolving Credit Facility matures in April 2023, with an extension option of up to one year exercisable by the Operating Partnership, subject to certain conditions, and the April 2019 Term Loan matures on April 12, 2024. The loans under each of the Revolving Credit Facility and the April 2019 Term Loan initially bear interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varies between the Revolving Credit Facility and the April 2019 Term Loan). The applicable LIBOR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin initially is a spread set according to a leverage-based pricing grid. At the Operating Partnership’s election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to the credit ratings provided by S&P and/or Moody’s. Each of the Revolving Credit Facility and the April 2019 Term Loan is freely pre-payable at any time and is mandatorily payable if borrowings exceed the borrowing base or the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility but not on the April 2019 Term Loan. The Operating Partnership is required to pay revolving credit fees throughout the term of the Revolving Credit Agreement based upon its usage of the Revolving Credit Facility, at a rate which depends on its usage of such facility during the period before we receive an investment grade corporate credit rating from S&P or Moody’s, and which rate shall be based on the corporate credit rating from S&P and/or Moody’s after the time, if applicable, we receive such a rating. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $200.0 million.
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
November 2019 Term Loan
On November 26, 2019, we, through our Operating Partnership, entered into a $430.0 million term loan credit facility (the “November 2019 Term Loan”) with a group of lenders. The November 2019 Term Loan provides for term loans to be drawn up to an aggregate amount of $430.0 million with a maturity of November 26, 2026. The loans under the November 2019 Term Loan are available to be drawn in up to three draws during the six-month period beginning on November 26, 2019. In December 2019, we made an initial borrowing of $250.0 million available under the November 2019 Term Loan and, on March 26, 2020, we borrowed the remaining $180.0 million available under the November 2019 Term Loan.
Borrowings under the November 2019 Term Loan bear interest at an annual rate of applicable LIBOR plus the applicable margin. The applicable LIBOR will be the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin will initially be a spread set according to a leverage-based pricing grid. At the Operating Partnership’s irrevocable election, on and after receipt of an investment grade corporate credit rating from S&P or Moody’s, the applicable margin will be a spread set according to our corporate credit ratings provided by S&P and/or Moody’s. The November 2019 Term Loan is pre-payable at any time by the Operating Partnership, provided, that if the loans under the November 2019 Term Loan are repaid on or before November 26, 2020, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
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
Master Trust Funding Program
SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (collectively, the “Master Trust Issuers”), all of which are indirect wholly-owned subsidiaries of the Operating Partnership, have issued net-lease mortgage notes payable (the “Notes”) with an aggregate outstanding gross principal balance of $172.2 million as of March 31, 2021. The Notes are secured by all assets owned by the Master Trust Issuers. We provide property management services with respect to the mortgaged properties owned by the Master Trust Issuers and service the related leases pursuant to an amended and restated property management and servicing agreement, dated as of July 11, 2017, among the Master Trust Issuers, the Operating Partnership (as property manager and as special servicer), Midland Loan Services, a division of PNC Bank, National Association, (as back-up manager) and Citibank, N.A. (as indenture trustee).
Beginning in 2016, two series of Notes, each comprised of two classes, were issued under the program: (i) Notes originally issued by SCF RC Funding I LLC and SCF RC Funding II LLC (the “Series 2016-1 Notes”), which were repaid in full in November 2019, and (ii) Notes originally issued by SCF RC Funding I LLC, SCF RC Funding II LLC and SCF RC Funding III LLC (the “Series 2017-1 Notes”), with an aggregate outstanding principal balance of $172.2 million as of March 31, 2021. The Notes are the joint obligations of all Master Trust Issuers.
Notes issued under our Master Trust Funding Program are secured by a lien on all of the property owned by the Master Trust Issuers and the related leases. A substantial portion of our real estate investment portfolio serves as collateral for borrowings outstanding under our Master Trust Funding Program. As of March 31, 2021, we pledged 257 properties, with a net investment amount of $364.4 million, under the Master Trust Funding Program. The agreement governing our Master Trust Funding Program permits substitution of real estate collateral from time to time, subject to certain conditions.
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
A significant portion of our cash flows are generated by the special purpose entities comprising our Master Trust Funding Program. For the three months ended March 31, 2021, excess cash flow from the Master Trust Funding Program, after payment of debt service and servicing and trustee expenses, totaled $5.1 million on cash collections of $8.5 million, which represents a debt service coverage ratio (as defined in the program documents) of 2.1 to 1. If at any time the monthly debt service coverage ratio (as defined in the program documents) generated by the collateral pool is less than or equal to 1.25 to 1, excess cash flow from the Master Trust Funding Program entities will be deposited into a reserve account to be used for payments to be made on the Notes, to the extent there is a shortfall; if at any time the three month average debt service coverage ratio generated by the collateral pool is less than or equal to 1.15 to 1, excess cash flow from the Master Trust Funding Program entities will be applied to an early amortization of the Notes. If cash generated by our properties held in the Master Trust Funding Program is required to be held in a reserve account or applied to an early amortization of the Notes, it would reduce the amount of cash available to us and could limit or eliminate our ability to make distributions to our common stockholders.
The Notes require monthly payments of principal and interest. The payment of principal and interest on any Class B Notes is subordinate to the payment of principal and interest on any Class A Notes. The Series 2017-1 Notes mature in June 2047 and have a weighted average interest rate of 4.2% as of March 31, 2021. However, the anticipated repayment date for the Series 2017-1 Notes is June 2024, and if the notes are not repaid in full on or before such anticipated repayment date, additional interest will begin to accrue on the notes.
The Series 2017-1 Notes may be voluntarily prepaid, in whole or in part, at any time on or after the date that is 31 months prior to the anticipated repayment date in June 2024 without the payment of a make whole amount.

Voluntary prepayments may be made before 31 months prior to the anticipated repayment date but will be subject to the payment of a make whole amount.
An event of default will occur under the Master Trust Funding Program, if, among other things, the Master Trust Issuers fail to pay interest or principal on the Notes when due, materially default in complying with the material covenants contained in the documents evidencing the Notes or the mortgages on the mortgaged property collateral or if a bankruptcy or other insolvency event occurs. Under the master trust indenture, we have a number of Master Trust Issuer covenants including requirements to pay any taxes and other charges levied or imposed upon the Master Trust Issuers and to comply with specified insurance requirements. We are also required to ensure that all uses and operations on or of our properties comply in all material respects with all applicable environmental laws. As of March 31, 2021, we were in material compliance with all such covenants.
As of March 31, 2021, scheduled principal repayments on the Notes issued under the Master Trust Funding Program for the remainder of 2021 are $3.1 million. We expect to meet these repayment requirements primarily through our net cash from operating activities.
Cash Flows
Comparison of the three months ended March 31, 2021 and 2020
As of March 31, 2021, we had $42.8 million of cash and cash equivalents and $2.0 million of restricted cash as compared to $192.6 million and $21.5 million, respectively, as of March 31, 2020.
Cash Flows for the three months ended March 31, 2021
During the three months ended March 31, 2021, net cash provided by operating activities was $30.1 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest income and the level of our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $32.8 million (net income of $15.4 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repurchase of secured borrowings, provision for impairment of real estate, gain on dispositions of real estate, net, straight-line rent receivable, and equity-based compensation expense, which in the aggregate net to an addition of $17.5 million). These net cash inflows were partially offset by the change in rent receivables, prepaid expenses and other assets of $2.5 million and the change in accrued liabilities and other payables of $0.2 million.
Net cash used in investing activities during the three months ended March 31, 2021 was $175.3 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivables and direct financing leases, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $174.7 million to fund investments in real estate, including capital expenditures, $0.1 million to fund construction in progress, $23.8 million of investments in loans receivable, $0.6 million in deposits on prospective real estate investments and $1.3 million paid to tenants as lease incentives. These cash outflows were partially offset by $24.3 million of proceeds from sales of investments, net of disposition costs and $0.9 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $157.0 million during the three months ended March 31, 2021 related to net cash inflows of $64.9 million from the issuance of common stock through our ATM Program and $120.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by $1.0 million of repayments of secured borrowing principal, the payment of $25.7 million in dividends and the payment of $1.2 million of offering costs related to the ATM Program.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations
The following table provides information with respect to our commitments as of March 31, 2021:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2021	2022 - 2023	2024 - 2025	Thereafter
Secured Borrowings—Principal	$172,191	$3,082	$8,804	$160,305	$—
Secured Borrowings—Fixed Interest (1)	22,561	5,372	13,844	3,345	—
Unsecured Term Loans	630,000	—	—	200,000	430,000
Revolving Credit Facility	138,000	—	138,000	—	—
Tenant Construction Financing and Reimbursement Obligations (2)	14,826	14,826	—	—	—
Operating Lease Obligations (3)	20,179	1,107	2,625	1,885	14,562
Total	$997,757	$24,387	$163,273	$365,535	$444,562
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
(3)Includes $17.3 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures as adjusted for growth.
We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax, for the year ended December 31, 2020, if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.
Recent Issued Accounting Pronouncements
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In April 2020, the Financial Accounting Standards Board ("FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We made this election and account for rent deferrals by increasing our rent receivables as receivables accrue and continuing to recognize income during the deferral period. Lease concessions or amendments other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. We continue to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and record an adjustment to rental income for tenant credit for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, we reviewed all amounts recognized on a tenant-by-tenant basis for collectability.
In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for us for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted this guidance on January 1, 2021 and the adoption of ASU 2020-06 did not have a material impact on our consolidated financial statements.
Our Real Estate Investment Portfolio
As of March 31, 2021, we had a portfolio of 1,240 properties, including two undeveloped land parcels, 11 vacant properties and 127 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $193.5 million. Our 259 tenants operate 367 different concepts in 17 industries across 43 states. None of our tenants represented more than 2.6% of our portfolio at March 31, 2021, and our top ten largest tenants represented 20.2% of our annualized base rent as of that date.
Diversification by Tenant
As of March 31, 2021, our top ten tenants included the following concepts: Captain D's, Cadence Academy, EquipmentShare, Mister Car Wash, Circle K, AMC, Mavis Discount Tire, The Malvern School, Zaxby's, and Driver's Edge. Our 1,227 leased properties are operated by our 259 tenants. The following table details information about our tenants and the related concepts as of March 31, 2021 (dollars in thousands):

Tenant(1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Captain D's, LLC	Captain D's	74	$5,094	2.6%
Cadence Education, LLC	Cadence Academy	23	4,788	2.5%
EQUIPMENTSHARE.COM INC	EquipmentShare	16	4,731	2.4%
CAR WASH PARTNERS, INC.	Mister Car Wash	13	4,358	2.3%
Mac's Convenience Stores, LLC (3)	Circle K	34	3,797	2.0%
American Multi-Cinema, Inc (4)	AMC	5	3,535	1.8%
Mavis Tire Express Services Corp.	Mavis Discount Tire	19	3,395	1.8%
Malvern School Properties, LP	The Malvern School	13	3,208	1.7%
1788 Chicken, LLC	Zaxby's	20	3,141	1.6%
GB Auto Service, Inc.	Driver's Edge	13	3,004	1.5%
Top 10 Subtotal		230	39,051	20.2%
Other		997	154,418	79.8%
Total		1,227	$193,469	100.0%
_____________________________________
(1)Represents tenant or guarantor.
(2)Excludes two undeveloped land parcels and 11 vacant properties.
(3)Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
(4)Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
As of March 31, 2021, our five largest tenants, who contributed 11.8% of our annualized base rent, had a rent coverage ratio of 3.9x and our ten largest tenants, who contributed 20.2% of our annualized base rent, had a rent coverage ratio of 3.1x.
As of March 31, 2021, 94.2% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 367 concepts. The following table details those concepts as of March 31, 2021 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)
Captain D's	Service	$6,033	3.1%	84	218,259
EquipmentShare	Service	4,730	2.4%	16	330,911
Mister Car Wash	Service	4,358	2.3%	13	54,621
Circle K	Service	3,875	2.0%	35	130,975
AMC	Experience	3,535	1.8%	5	240,672
Mavis Discount Tire	Service	3,395	1.8%	19	165,713
Zaxby's	Service	3,355	1.7%	21	72,986
The Malvern School	Service	3,208	1.7%	13	149,781
Vasa Fitness	Experience	2,948	1.5%	5	258,085
R-Store	Service	2,854	1.5%	25	105,703
Top 10 Subtotal		38,291	19.8%	236	1,727,706
Other		155,178	80.2%	991	8,943,814
Total		$193,469	100.0%	1,227	10,671,520
_____________________________________
(1)Excludes two undeveloped land parcels and 11 vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2021 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Car Washes	Service	$28,827	14.9%	119	558,339	$50.75
Quick Service	Service	26,356	13.6%	333	896,960	29.34
Early Childhood Education	Service	25,937	13.4%	113	1,176,431	21.69
Medical / Dental	Service	23,977	12.4%	141	1,036,054	23.06
Automotive Service	Service	16,599	8.6%	115	799,574	20.76
Convenience Stores	Service	15,296	7.9%	138	551,526	27.73
Casual Dining	Service	8,227	4.3%	56	345,028	24.24
Equipment Rental and Sales	Service	6,147	3.2%	26	500,710	12.27
Family Dining	Service	5,516	2.9%	38	222,737	25.33
Pet Care Services	Service	3,528	1.8%	35	258,280	17.24
Other Services	Service	3,114	1.5%	19	207,883	15.72
Service Subtotal		163,524	84.5%	1,133	6,553,522	25.07
Health and Fitness	Experience	9,648	5.0%	25	1,004,189	9.61
Entertainment	Experience	6,966	3.6%	18	647,483	10.76
Movie Theatres	Experience	4,167	2.2%	6	293,206	14.21
Experience Subtotal		20,781	10.8%	49	1,944,878	10.68
Home Furnishings	Retail	3,017	1.6%	17	648,374	4.65
Grocery	Retail	2,399	1.2%	5	267,729	8.96
Retail Subtotal		5,416	2.8%	22	916,103	5.91
Building Materials	Industrial	3,748	1.9%	23	1,257,017	2.98
Total/Weighted Average		$193,469	100.0%	1,227	10,671,520	$18.15
_____________________________________
(1)Excludes two undeveloped land parcels and 11 vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 1,240 property locations are spread across 43 states. The following table details the geographical locations of our properties as of March 31, 2021 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$26,668	13.8%	157	1,261,644
Georgia	17,550	9.1%	117	651,982
Florida	12,406	6.4%	56	587,955
Ohio	11,010	5.7%	73	723,861
Arkansas	8,227	4.3%	66	362,290
Alabama	7,435	3.8%	51	461,183
Michigan	6,988	3.6%	48	810,571
Arizona	6,613	3.4%	38	314,948
Wisconsin	6,272	3.2%	38	258,723
Tennessee	6,160	3.2%	49	243,396
Minnesota	5,590	2.9%	33	447,526
North Carolina	4,876	2.5%	24	308,950
Oklahoma	4,812	2.5%	28	340,446
Illinois	4,660	2.4%	29	204,783
South Carolina	4,645	2.4%	31	328,827
Pennsylvania	4,587	2.4%	29	241,291
Colorado	4,317	2.2%	22	222,179
New York	4,306	2.2%	37	185,923
Missouri	4,144	2.1%	30	544,649
California	3,473	1.8%	22	196,425
Massachusetts	3,355	1.7%	19	334,931
Mississippi	3,341	1.7%	30	121,250
Kentucky	3,102	1.6%	27	157,447
New Jersey	2,993	1.6%	17	118,613
New Mexico	2,932	1.5%	19	113,697
Indiana	2,851	1.5%	24	192,529
Iowa	2,719	1.4%	19	113,101
Maryland	1,922	1.0%	8	68,324
Louisiana	1,877	1.0%	11	80,537
South Dakota	1,702	0.9%	7	41,472
Washington	1,646	0.9%	11	88,735
Connecticut	1,610	0.8%	9	104,684
Virginia	1,528	0.8%	9	71,774
Kansas	1,485	0.8%	6	90,952
Oregon	1,097	0.6%	6	124,931
Utah	922	0.5%	2	67,659
West Virginia	915	0.5%	18	44,915
Nevada	657	0.3%	3	56,420
Nebraska	633	0.3%	7	17,776
Wyoming	433	0.2%	2	14,001
Idaho	393	0.2%	1	35,433
New Hampshire	380	0.2%	5	37,786
Alaska	237	0.1%	2	6,630
Total	$193,469	100.0%	1,240	10,801,149

Lease Expirations
As of March 31, 2021, the weighted average remaining term of our leases was 14.3 years (based on annualized base rent), with only 4.2% of our annualized base rent attributable to leases expiring prior to January 1, 2026. The following table sets forth our lease expirations for leases in place as of March 31, 2021 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2021	$76	—%	1	-0.9x
2022	490	0.3%	5	3.0x
2023	867	0.5%	10	3.1x
2024	4,874	2.5%	47	4.7x
2025	1,724	0.9%	18	2.5x
2026	4,293	2.2%	29	3.6x
2027	4,459	2.3%	28	2.7x
2028	3,991	2.1%	14	1.6x
2029	5,089	2.6%	71	3.9x
2030	5,230	2.7%	49	3.7x
2031	9,487	4.9%	63	2.5x
2032	10,089	5.2%	48	4.0x
2033	7,936	4.1%	27	2.6x
2034	33,053	17.1%	236	3.4x
2035	20,525	10.6%	129	3.0x
2036	3,639	1.9%	29	2.2x
2037	5,205	2.7%	27	6.7x
2038	12,289	6.4%	78	2.5x
2039	21,998	11.4%	117	2.6x
2040	28,189	14.6%	147	2.3x
Thereafter	9,966	5.0%	54	2.1x
Total/Weighted Average	$193,469	100.0%	1,227	3.0x
_____________________________________
(1)Expiration year of contracts in place as of March 31, 2021, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes two undeveloped land parcels and 11 vacant properties.
(3)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of March 31, 2021, the weighted average rent coverage ratio of our portfolio was 3.0x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of March 31, 2021 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	56.6%
1.50x to 1.99x	16.7%
1.00x to 1.49x	10.7%
< 1.00x	14.2%
Not Reported	1.8%
100.0%

Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of March 31, 2021 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	0.1%	3.6%	2.9%	1.1%	0.3%
B-	0.2%	—%	1.5%	0.8%	5.1%
B	0.1%	0.7%	0.6%	0.4%	3.6%
B+	—%	2.5%	3.1%	2.9%	2.9%
BB-	—%	1.9%	0.8%	3.1%	7.1%
BB	0.1%	0.7%	1.0%	1.9%	7.6%
BB+	—%	1.3%	0.6%	1.9%	10.2%
BBB-	0.1%	0.2%	—%	0.7%	5.0%
BBB	—%	0.7%	0.2%	2.3%	2.8%
BBB+	—%	0.1%	0.1%	1.1%	6.5%
A-	—%	—%	—%	—%	2.0%
A	—%	—%	—%	—%	1.8%
A+	—%	—%	—%	—%	0.1%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported.

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended March 31, 2021 and 2020

	Three months ended March 31,
(dollar amounts in thousands)	2021	2020	Change	%
Revenues:
Rental revenue	$45,432	$39,542	$5,890	14.9%
Interest income on loans and direct financing lease receivables	3,105	1,938	1,167	60.2%
Other revenue, net	15	7	8	114.3%
Total revenues	48,552	41,487	7,065

Expenses:
General and administrative	6,431	7,536	(1,105)	(14.7)%
Property expenses	1,414	373	1,041	279.1%
Depreciation and amortization	15,646	13,012	2,634	20.2%
Provision for impairment of real estate	5,722	373	5,349	1,434.0%
Provision for loan losses	38	468	(430)	(91.9)%
Total expenses	29,251	21,762	7,489
Other operating income:
Gain on dispositions of real estate, net	3,788	1,875	1,913	102.0%
Income from operations	23,089	21,600	1,489
Other (expense)/income:
Loss on repayment of secured borrowings	—	(924)	924	100.0%
Interest expense	(7,678)	(6,833)	(845)	12.4%
Interest income	20	231	(211)	(91.3)%
Income (loss) before income tax expense (benefit)	15,431	14,074	1,357
Income tax expense (benefit)	56	31	25	80.6%
Net income	15,375	14,043	1,332
Net income attributable to non-controlling interests	(80)	(84)	(4)	(4.8)%
Net income attributable to stockholders	$15,295	$13,959	$1,336
Rental revenue. Rental revenue increased by $5.9 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in revenues was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 1,050 properties, representing $2.0 billion in net investments in real estate, as of March 31, 2020 to 1,240 properties, representing $2.5 billion in net investments in real estate, as of March 31, 2021. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2021 from acquisitions that were made during 2020 and 2021.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $1.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to additional investments in loans receivable during 2021, which led to a higher average daily balance of loans receivable outstanding during the three months ended March 31, 2021.
Other revenue. Other revenue increased approximately $8,000 during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the receipt of interest earned during three months ended March 31, 2021.

General and administrative expenses. General and administrative expenses decreased $1.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily related to a decrease in legal, professional and directors’ fees, as well as one time severance costs and charges incurred during the three months ended March 31, 2020.
Property expenses. Property expenses increased by approximately $1.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in property expenses was primarily due to increased reimbursable costs, insurance expenses and property-related operational costs three months ended March 31, 2021.
Depreciation and amortization expense. Depreciation and amortization expense increased by $2.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended March 31, 2021.
Provision for impairment of real estate. Impairment charges on real estate investments were $5.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, we recorded a provision for impairment of real estate at nine and two of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Provision for loan losses. Provision for loan losses decreased by $0.4 million for the three months ended March 31, 2021. This provision is related to the changes in our loan loss reserve subsequent to the adoption of ASC 326. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date.
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $1.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. We disposed of 16 and 10 real estate properties during the three months ended March 31, 2021 and 2020, respectively.
Loss on repayment of secured borrowings. During the three months ended March 31, 2020, we recorded a $0.9 million loss on repayment of secured borrowings due to the write-off deferred financing costs related to the partial repayment of the Series 2017-1 Notes in February 2020.
Interest expense. Interest expense increased by $0.8 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is primarily related to higher average outstanding balances on our November 2019 Term Loan and our Revolving Credit Facility during the three months ended March 31, 2021.
Interest income. Interest income decreased by $0.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts and higher interest rates during the three months ended March 31, 2020
Income tax expense. Income tax expense increased by approximately $25,000 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$15,375	$14,043
Depreciation and amortization of real estate	15,621	12,988
Provision for impairment of real estate	5,722	373
Gain on dispositions of real estate, net	(3,788)	(1,875)
FFO attributable to stockholders and non-controlling interests	32,930	25,529
Other non-recurring expenses (1)	—	1,576
Core FFO attributable to stockholders and non-controlling interests	32,930	27,105
Adjustments:
Straight-line rental revenue, net	(3,644)	(3,191)
Non-cash interest	479	534
Non-cash compensation expense	1,595	1,291
Other amortization expense	1,105	434
Other non-cash charges	36	468
Capitalized interest expense	(20)	(95)
Transaction costs	—	67
AFFO attributable to stockholders and non-controlling interests	$32,481	$26,613
_____________________________________
(1)Includes non-recurring expenses of $0.7 million for accruals of severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers and our $0.9 million loss on repayment of secured borrowings during the three months ended March 31, 2020.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$15,375	$14,043
Depreciation and amortization	15,646	13,012
Interest expense	7,678	6,833
Interest income	(20)	(231)
Income tax expense	56	31
EBITDA attributable to stockholders and non-controlling interests	38,735	33,688
Provision for impairment of real estate	5,722	373
Gain on dispositions of real estate, net	(3,788)	(1,875)
EBITDAre attributable to stockholders and non-controlling interests	$40,669	$32,186
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2021:

(in thousands)	Three months ended March 31, 2021
Net income	$15,375
Depreciation and amortization	15,646
Interest expense	7,678
Interest income	(20)
Income tax expense	56
EBITDA attributable to stockholders and non-controlling interests	38,735
Provision for impairment of real estate	5,722
Gain on dispositions of real estate, net	(3,788)
EBITDAre attributable to stockholders and non-controlling interests	40,669
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	2,987
Adjustment to exclude other non-recurring expenses (2)	123
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$43,779

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$175,116
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments and dispositions of real estate investments made during the three months ended March 31, 2021 had occurred on January 1, 2021.
(2)Adjustment is made to exclude non-core expenses added back to compute Core FFO, our provision for loan losses and the write-off of receivables.
We calculate our net debt as our gross debt (defined as total debt plus net deferred financing costs on our secured borrowings) less cash and cash equivalents and restricted cash available for future investment. We believe excluding cash and cash equivalents and restricted cash available for future investment from gross debt, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid, which we believe is a beneficial disclosure to investors and analysts.
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2021	December 31, 2020
Secured borrowings, net of deferred financing costs	$170,161	$171,007
Unsecured term loan, net of deferred financing costs	626,450	626,272
Revolving credit facility	138,000	18,000
Total debt	934,611	815,279
Deferred financing costs, net	5,580	5,914
Gross debt	940,191	821,193
Cash and cash equivalents	(42,842)	(26,602)
Restricted cash available for future investment	(1,974)	(6,388)
Net debt	$895,375	$788,203
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$15,375	$14,043
General and administrative expense	6,431	7,536
Depreciation and amortization	15,646	13,012
Provision for impairment of real estate	5,722	373
Provision for loan losses	38	468
Gain on dispositions of real estate, net	(3,788)	(1,875)
Loss on repayment secured borrowings	—	924
Interest expense	7,678	6,833
Interest income	(20)	(231)
Income tax expense	56	31
NOI attributable to stockholders and non-controlling interests	47,138	41,114
Straight-line rental revenue, net	(3,644)	(3,191)
Other amortization and non-cash charges	1,105	434
Cash NOI attributable to stockholders and non-controlling interests	$44,599	$38,357
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

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	430,000	3.0%	3.0%
Revolving Credit Facility	April 2023	138,000	18,000	1.4%	1.4%
Secured borrowings:
Series 2017-1 Notes	June 2047	172,191	173,193	4.2%	4.2%
Total principal outstanding		$940,191	$821,193	3.0%	3.3%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.
At March 31, 2021, our aggregate liability in the event of the early termination of our swaps was $21.3 million. At March 31, 2021, a 100-basis point increase of the interest rate on this facility would increase our related interest costs by $0.5 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $0.5 million per year.
Additionally, our borrowings under the Revolving Credit Facility bear interest at an annual rate equal to LIBOR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100-basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $1.4 million as of March 31, 2021.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under the Master Trust Funding Program is calculated based primarily on unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2021:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Secured borrowings under Master Trust Funding Program	$172,191	$176,056
_____________________________________
(1)Excludes net deferred financing costs of $2.0 million.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and filed with the SEC on February 24, 2021. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	May 3, 2021	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2021	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)