Form 10-Q
period 2021-09-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2021-11-01
CIK 1728951

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
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, the registrant had 121,573,862 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$925,622	$741,254
Building and improvements	1,859,189	1,519,665
Lease incentives	13,212	14,297
Construction in progress	2,797	3,908
Intangible lease assets	87,167	80,271
Total real estate investments, at cost	2,887,987	2,359,395
Less: accumulated depreciation and amortization	(182,567)	(136,097)
Total real estate investments, net	2,705,420	2,223,298
Loans and direct financing lease receivables, net	237,117	152,220
Real estate investments held for sale, net	3,984	17,058
Net investments	2,946,521	2,392,576
Cash and cash equivalents	27,509	26,602
Restricted cash	—	6,388
Straight-line rent receivable, net	52,825	37,830
Rent receivables, prepaid expenses and other assets, net	26,832	25,406
Total assets (1)	$3,053,687	$2,488,802

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$—	$171,007
Unsecured term loans, net of deferred financing costs	626,805	626,272
Senior unsecured notes, net	394,632	—
Revolving credit facility	—	18,000
Intangible lease liabilities, net	12,867	10,168
Dividend payable	30,534	25,703
Derivative liabilities	20,510	38,912
Accrued liabilities and other payables	23,949	16,792
Total liabilities (1)	1,109,297	906,854
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 121,362,362 and 106,361,524 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,214	1,064
Additional paid-in capital	2,057,674	1,688,540
Distributions in excess of cumulative earnings	(98,129)	(77,665)
Accumulated other comprehensive loss	(23,561)	(37,181)
Total stockholders' equity	1,937,198	1,574,758
Non-controlling interests	7,191	7,190
Total equity	1,944,389	1,581,948
Total liabilities and equity	$3,053,686	$2,488,802
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of September 30, 2021 and December 31, 2020, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $30.4 million and $25.6 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenue	$54,929	$40,799	$153,511	$116,806
Interest on loans and direct financing lease receivables	4,574	2,054	11,558	6,030
Other revenue, net	98	56	150	64
Total revenues	59,601	42,909	165,219	122,900

Expenses:
General and administrative	5,596	5,917	18,497	19,706
Property expenses	1,358	810	3,946	1,755
Depreciation and amortization	17,355	13,966	50,185	40,442
Provision for impairment of real estate	—	3,221	6,120	5,080
Change in provision for loan losses	16	14	(112)	531
Total expenses	24,325	23,928	78,636	67,514
Other operating income:
Gain on dispositions of real estate, net	1,343	1,003	8,841	3,971
Income from operations	36,619	19,984	95,424	59,357
Other (expense)/income:
Loss on repayment of secured borrowings	—	—	(4,461)	(924)
Interest expense	(8,955)	(7,651)	(24,444)	(21,887)
Interest income	37	58	74	433
Income before income tax expense	27,701	12,391	66,593	36,979
Income tax expense	55	55	172	156
Net income	27,646	12,336	66,421	36,823
Net income attributable to non-controlling interests	(139)	(73)	(335)	(220)
Net income attributable to stockholders	$27,507	$12,263	$66,086	$36,603

Basic weighted average shares outstanding	119,230,645	94,259,150	114,223,586	92,070,002
Basic net income per share	$0.23	$0.13	$0.58	$0.39

Diluted weighted average shares outstanding	120,298,680	95,039,832	115,339,656	92,959,708
Diluted net income per share	$0.23	$0.13	$0.57	$0.39
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$27,646	$12,336	$66,421	$36,823
Other comprehensive income (loss):
Deferred loss on cash flow hedges	—	—	(4,824)	—
Unrealized income (loss) on cash flow hedges	110	624	10,881	(44,267)
Cash flow hedge losses reclassified to interest expense	2,669	2,382	7,638	4,206
Total other comprehensive income (loss)	2,779	3,006	13,695	(40,061)
Comprehensive income (loss)	30,425	15,342	80,116	(3,238)
Net income attributable to non-controlling interests	(139)	(73)	(335)	(220)
Adjustment for cash flow hedge losses attributable to non-controlling interests	(13)	(16)	(75)	242
Comprehensive income (loss) attributable to stockholders	$30,273	$15,253	$79,706	$(3,216)
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2020	106,361,524	$1,064	$1,688,540	$(77,665)	$(37,181)	$1,574,758	$7,190	$1,581,948
Common stock issuance	2,796,805	28	64,900	—	—	64,928	—	64,928
Costs related to issuance of common stock	—	—	(1,188)	—	—	(1,188)	—	(1,188)
Other comprehensive income	—	—	—	—	17,933	17,933	90	18,023
Equity based compensation expense	13,310	—	1,595	—	—	1,595	—	1,595
Dividends declared on common stock and OP Units	—	—	—	(26,265)	—	(26,265)	(133)	(26,398)
Net income	—	—	—	15,295	—	15,295	80	15,375
Balance at March 31, 2021	109,171,639	1,092	1,753,847	(88,635)	(19,248)	1,647,056	7,227	1,654,283
Common stock issuance	8,784,537	89	208,133	—	—	208,222	—	208,222
Costs related to issuance of common stock	—	—	(8,386)	—	—	(8,386)	—	(8,386)
Other comprehensive loss	—	—	—	—	(7,079)	(7,079)	(28)	(7,107)
Equity based compensation expense	26,817	—	1,856	—	—	1,856	—	1,856
Dividends declared on common stock and OP Units	—	—	—	(29,560)	—	(29,560)	(138)	(29,698)
Net income	—	—	—	23,284	—	23,284	116	23,400
Balance at June 30, 2021	117,982,993	1,181	1,955,450	(94,911)	(26,327)	1,835,393	7,177	1,842,570
Common stock issuance	3,362,712	33	102,556	—	—	102,589	—	102,589
Common stock withheld related to net share settlement of equity awards	—	—	—	(329)	—	(329)	—	(329)
Costs related to issuance of common stock	—	—	(1,435)	—	—	(1,435)	—	(1,435)
Other comprehensive income	—	—	—	—	2,766	2,766	13	2,779
Equity based compensation expense	16,657	—	1,103	—	—	1,103	—	1,103
Dividends declared on common stock and OP Units	—	—	—	(30,396)	—	(30,396)	(138)	(30,534)
Net income	—	—	—	27,507	—	27,507	139	27,646
Balance at September 30, 2021	121,362,362	$1,214	$2,057,674	$(98,129)	$(23,561)	$1,937,198	$7,191	$1,944,389
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2019	83,761,151	$838	$1,223,043	$(27,482)	$(1,949)	$1,194,450	$7,663	$1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—	(187)	(1)	(188)
Common stock issuance	8,188,698	81	206,157	—	—	206,238	—	206,238
Costs related to issuance of common stock	—	—	(8,539)	—	—	(8,539)	—	(8,539)
Other comprehensive loss	—	—	—	—	(37,871)	(37,871)	(229)	(38,100)
Share-based compensation expense	—	—	1,508	—	—	1,508	—	1,508
Dividends declared on common stock and OP Units	—	—	—	(21,168)	—	(21,168)	(127)	(21,295)
Net income	—	—	—	13,959	—	13,959	84	14,043
Balance at March 31, 2020	91,949,849	919	1,422,169	(34,878)	(39,820)	1,348,390	7,390	1,355,780
Common stock issuance	1,074,173	11	17,321	—	—	17,332	—	17,332
Costs related to issuance of common stock	—	—	(491)	—	—	(491)	—	(491)
Other comprehensive loss	—	—	—	—	(4,938)	(4,938)	(29)	(4,967)
Share-based compensation expense	—	—	1,829	—	—	1,829	—	1,829
Dividends declared on common stock and OP Units	—	—	—	(21,418)	—	(21,418)	(126)	(21,544)
Net income	—	—	—	10,381	—	10,381	63	10,444
Balance at June 30, 2020	93,024,022	930	1,440,828	(45,915)	(44,758)	1,351,085	7,298	1,358,383
Common stock issuance	11,647,549	117	219,471	—	—	219,588	—	219,588
Costs related to issuance of common stock	—	—	(8,694)	—	—	(8,694)	—	(8,694)
Other comprehensive loss	—	—	—	—	2,990	2,990	16	3,006
Share-based compensation expense	—	—	1,351	—	—	1,351	—	1,351
Dividends declared on common stock and OP Units	—	—	—	(24,115)	—	(24,115)	(127)	(24,242)
Net income	—	—	—	12,263	—	12,263	73	12,336
Balance at September 30, 2020	104,671,571	$1,047	$1,652,956	$(57,767)	$(41,768)	$1,554,468	$7,260	$1,561,728
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$66,421	$36,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,185	40,442
Amortization of lease incentive	2,800	1,215
Amortization of above/below market leases and right of use assets, net	563	107
Amortization of deferred financing costs and other non-cash interest expense	2,005	1,907
Loss on repayment of secured borrowings	4,461	924
Provision for impairment of real estate	6,120	5,080
Change in provision for loan losses	(112)	531
Gain on dispositions of real estate, net	(8,841)	(3,971)
Straight-line rent receivable	(14,995)	(11,584)
Equity based compensation expense	4,554	4,699
Adjustment to rental revenue for tenant credit	(3,020)	2,631
Payments made in settlement of cash flow hedges	(4,836)	—
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	1,453	(12,598)
Accrued liabilities and other payables	8,752	2,562
Net cash provided by operating activities	115,510	68,768
Cash flows from investing activities:
Proceeds from sales of real estate, net	53,908	42,599
Principal collections on loans and direct financing lease receivables	2,468	207
Investments in loans receivable	(86,293)	(9,656)
Deposits for prospective real estate investments	(553)	(5,935)
Investment in real estate, including capital expenditures	(568,145)	(336,670)
Investment in construction in progress	(3,313)	(13,062)
Lease incentives paid	(2,366)	(10,209)
Net cash used in investing activities	(604,294)	(332,726)
Cash flows from financing activities:
Repayments of secured borrowings	(175,780)	(64,920)
Borrowings under term loan facilities	—	180,000
Borrowings under revolving credit facility	179,000	69,000
Repayments under revolving credit facility	(197,000)	(115,000)
Proceeds from issuance of Senior Unsecured Notes	396,600	—
Proceeds from issuance of common stock, net	365,820	426,708
Payments for taxes related to net settlement of equity awards	(328)	—
Deferred financing costs	(2,120)	—
Offering costs	(1,090)	(1,547)
Dividends paid	(81,799)	(62,233)
Net cash provided by financing activities	483,303	432,008
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,481)	168,050
Cash and cash equivalents and restricted cash, beginning of period	32,990	21,319
Cash and cash equivalents and restricted cash, end of period	$27,509	$189,369
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$27,509	$183,765
Restricted cash	—	5,604
Cash and cash equivalents and restricted cash, end of period	$27,509	$189,369
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$19,294	$19,918
Cash paid for income taxes	419	389

Non-cash operating, investing and financing activities:
Adjustment upon adoption of ASC 326	$—	$188
Reclassification from construction in progress upon project completion	4,478	17,951
Non-cash investments in real estate and loan receivable activity	960	—
Unrealized (gains) losses on cash flow hedges	(34,027)	44,267
Payable and accrued offering costs	—	259
Discounts and fees on capital raised through issuance of common stock	9,919	16,159
Discounts and fees on issuance of senior unsecured notes	3,400	—
Dividends declared	30,534	24,242
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
September 30, 2021
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. For much of 2020, the global spread of COVID-19 created significant uncertainty and economic disruption, which has appears to have subsided over the course of 2021, primarily due to the widespread availability of multiple vaccine alternatives that appear to be safe and effective. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and variants of the virus, such as the Delta variant, and vaccine hesitancy in certain areas could erode the recent progress that has been made against the virus, or exacerbate or prolong the impact of the pandemic. Conditions similar to those experienced in 2020, at the height of the pandemic, could return should the vaccines prove ineffective against future variants of the virus. Should the impact of a variant of the virus cause conditions to occur that are similar to those experienced in 2020, uncertainty and instability in the macro-economic environment could occur and government restrictions could force the Company’s tenants' businesses to shut-down or limit their operations, which would adversely impact the Company’s operations, its financial condition, liquidity, and prospects. Further, the extent and duration of any such conditions cannot be predicted with any reasonable certainty.
The Company continues to closely monitor the ongoing developments surrounding COVID-19 on all aspects of its business, including its portfolio and the creditworthiness of its tenants. In 2020, the Company entered into deferral agreements with certain of its tenants and recognized contractual base rent related to these agreements as a component of rental revenue in its consolidated statements of operations for 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allowed a tenant to defer all or a portion of their rent for a portion of 2020, with all of the deferred rent to be paid to the Company pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. While the Company’s tenants' businesses and operations have largely returned to pre-pandemic levels, any new developments that cause a deterioration, or further deterioration, in the Company's tenants’ ability to operate their businesses, or delays in the supply of products or services to the Company's tenants from vendors required to operate their businesses, may cause the Company's tenants to be unable or unwilling to meet their contractual obligations to the Company, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this would increase if variants of COVID-19, such as the Delta variant, intensify or persist for a prolonged period. Additionally, the Company does not yet know whether COVID-19 has caused a material secular change in consumer behavior that may reduce patronage of service-based and/or experience-based businesses, but should changes occur that are material, many of the Company's tenants would be adversely affected and their ability to meet their obligations to the Company could be further impaired. During the deferral period, these agreements reduced the Company's cash flow from operations, reduced its cash available for distribution and adversely affected its ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to repay their deferred rent, the Company will not receive cash in the future in accordance with its expectations.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that has been filed with the SEC.
Reclassification
Certain amounts previously reported in the consolidated statements of operations have been reclassified to conform with the current period by presenting interest expense as a component of other (expense)/income.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2021 and December 31, 2020, the Company, directly and indirectly, held a 99.5% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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

Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Depreciation on real estate investments	$15,489	$12,193	$43,982	$35,080
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
If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of September 30, 2021 and December 31, 2020, the Company determined that none of its direct financing lease receivables were impaired.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Provision for impairment of real estate	$—	$3,221	$6,120	$5,080
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
As of September 30, 2021 and December 31, 2020, the Company had deposits of $27.5 million and $26.6 million, respectively, of which $27.3 million and $26.4 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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
The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Contingent rent	$233	$99	$464	$356
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
The Company recorded the following adjustments as increases to or reductions of rental revenue for tenant credit during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Adjustment to rental revenue for tenant credit	$—	$(168)	$3,020	$(5,673)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of September 30, 2021 and December 31, 2020, the Company capitalized a total of $78.2 million and $67.2 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of September 30, 2021 and December 31, 2020, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and nine months ended September 30, 2021 and 2020, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of September 30, 2021 or December 31, 2020. The 2020, 2019, 2018 and 2017 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollar amounts in thousands)	September 30, 2021	December 31, 2020
Number of VIEs	19	11
Aggregate carrying value	$180,116	$117,578
The Company was not the primary beneficiary of any of these entities because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of September 30, 2021 and December 31, 2020. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of September 30, 2021 and December 31, 2020.
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
In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments ("ASU 2021-05"). The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. The lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-05 is not expected to have a material impact on the Company's consolidated financial statements.
3. Investments
The following table presents information about the number of properties or investments in the Company’s real estate investment portfolio as of each date presented:

	September 30, 2021	December 31, 2020
Owned properties (1)	1,229	1,056
Properties securing investments in mortgage loans (2)	158	115
Ground lease interests (3)	10	10
Total number of investments	1,397	1,181
_____________________________________
(1)Includes 11 properties which are subject to leases accounted for as direct financing leases or loans as of September 30, 2021 and December 31, 2020.
(2)Properties secure 16 and eight mortgage loans receivable as of September 30, 2021 and December 31, 2020, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of September 30, 2021 and December 31, 2020.

The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	September 30, 2021	December 31, 2020
Real estate investments, at cost	$2,887,987	$2,359,395
Loans and direct financing lease receivables, net	237,117	152,220
Real estate investments held for sale, net	3,984	17,058
Total gross investments	$3,129,088	$2,528,673
As of December 31, 2020, 258 of these investments, comprising $399.7 million of net investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program. As of September 30, 2021, there were no remaining investments that were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program (see Note 5—Long Term Debt).
Investments in 2021 and 2020
The following table presents information about the Company’s investments activity during the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Ownership type	Fee Interest	(1)
Number of properties	209	123

Purchase price allocation
Land and improvements	$196,161	$111,537
Building and improvements	356,732	202,895
Construction in progress (2)	3,313	13,103
Intangible lease assets	9,721	4,470
Total purchase price	565,927	332,005

Intangible lease liabilities	(3,296)	(235)
Purchase price (including acquisition costs)	$562,631	$331,770
_____________________________________
(1)During the nine months ended September 30, 2020, the Company acquired fee interests in 122 properties and acquired one property subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $0.1 million and $0.2 million of capitalized interest expense for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, the Company did not have any investments that individually represented more than 5% of the Company’s total investment activity.

Gross Investment Activity
During the nine months ended September 30, 2021 and 2020, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2020	1,000	$2,002,314
Acquisitions of and additions to real estate investments	123	360,676
Sales of investments in real estate	(27)	(42,406)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (1)		(5,080)
Investments in loans receivable	3	9,656
Principal collections on and settlements of loans and direct financing lease receivables		(207)
Other		(2,617)
Gross investments, September 30, 2020		2,320,405
Less: Accumulated depreciation and amortization (2)		(124,489)
Net investments, September 30, 2020	1,096	$2,195,916

Gross investments, January 1, 2021	1,181	$2,528,673
Acquisitions of and additions to real estate investments	209	573,514
Sales of investments in real estate	(36)	(52,948)
Provisions for impairment of real estate (3)		(6,120)
Investments in loans receivable	46	87,253
Principal collections on and settlements of loans and direct financing lease receivables	(3)	(2,468)
Other		1,184
Gross investments, September 30, 2021		3,129,088
Less: Accumulated depreciation and amortization (2)		(182,567)
Net investments, September 30, 2021	1,397	$2,946,521
_____________________________________
(1)During the nine months ended September 30, 2020, the Company identified and recorded provisions for impairment at 8 vacant properties and six tenanted properties
(2)Includes $155.1 million and $103.1 million of accumulated depreciation as of September 30, 2021 and 2020, respectively.
(3)During the nine months ended September 30, 2021, the Company identified and recorded provisions for impairment at two vacant properties and 16 tenanted properties.
Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of September 30, 2021 and December 31, 2020, the Company had 21 and 13 loans receivable outstanding with an aggregate carrying amount of $235.7 million and $150.8 million, respectively. The maximum amount of loss due to credit risk is our current principal balance of $235.7 million.

The Company’s loans receivable portfolio as of September 30, 2021 and December 31, 2020 are summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	September 30, 2021	December 31, 2020
Mortgage (2)(3)	I/O	2	8.80%	8.10%	2039	$12,000	$12,000
Mortgage (3)	P+I	2	8.10%	8.10%	2059	6,096	6,114
Mortgage (2)	I/O	2	8.53%	7.80%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	28,000	28,000
Mortgage (2)	I/O	18	8.05%	7.50%	2034	37,105	37,105
Mortgage (2)	I/O	1	8.42%	7.70%	2040	5,300	5,300
Mortgage (2)	I/O	1	7.00%	7.00%	2021	—	860
Mortgage (2)	I/O	3	8.30%	8.25%	2022	2,324	2,324
Mortgage (2)	I/O	19	7.30%	6.80%	2035	46,000	46,000
Mortgage (2)	I/O	1	7.00%	7.00%	2023	600	—
Mortgage (2)	I/O	10	6.89%	6.75%	2026	22,742	—
Mortgage (2)	I/O	3	8.30%	8.25%	2023	3,145	—
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	—
Mortgage (2)	I/O	18	7.51%	7.00%	2036	30,806	—
Mortgage (2)	I/O	5	7.51%	7.00%	2036	9,679	—
Mortgage (2)	I/O	2	7.85%	7.50%	2031	13,000	—
Mortgage (2)	I/O	2	8.29%	8.25%	2023	2,389	—
Mortgage (2)	I/O	1	5.72%	8.00%	2052	1,015	—
Leasehold interest	P+I	2	10.69%	(4)	2039	1,435	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	1,066	1,109
Leasehold interest	P+I	1	2.41%	(5)	2034	1,583	1,645
Leasehold interest	P+I	1	4.97%	(5)	2038	1,574	1,605
Net investment						$235,679	$150,797
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
Scheduled principal payments due to be received under the Company’s loans receivable as of September 30, 2021 were as follows:

(in thousands)	Loans Receivable
October 1 - December 31, 2021	$53
2022	2,545
2023	6,371
2024	251
2025	267
Thereafter	226,192
Total	$235,679

As of September 30, 2021 and December 31, 2020, the Company had $2.3 million and $2.4 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Minimum lease payments receivable	$3,275	$3,529
Estimated unguaranteed residual value of leased assets	271	270
Unearned income from leased assets	(1,201)	(1,357)
Net investment	$2,345	$2,442
Scheduled future minimum non-cancelable base rental payments due to be received under the Company's direct financing lease receivables as of September 30, 2021 were as follows:

(in thousands)	Future Minimum Base Rental Payments
October 1 - December 31, 2021	$86
2022	345
2023	347
2024	289
2025	254
Thereafter	1,954
Total	$3,275
Allowance for Loan Losses
The Company utilizes a a real estate loss estimate model (i.e. a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of September 30, 2021, the balance of the Company's allowance for loan losses was $0.9 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.
For the nine months ended September 30, 2021 and 2020, the changes to the Company's allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at January 1, 2020	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses(1)	531
Write-offs charged	—
Recoveries	—
Balance at September 30, 2020	$719

Balance at January 1, 2021	$1,018
Current period provision for expected credit losses(2)	(112)
Write-offs charged	—
Recoveries	—
Balance at September 30, 2021	$906
_____________________________________
(1)The increase in expected credit losses was due to the changes in assumptions regarding current macroeconomic factors related to COVID-19.
(2)The decrease in expected credit losses is due to assumptions regarding current macroeconomic factors approximating to pre-pandemic values due to the reduction of the adverse impact of the COVID-19 pandemic.

The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of September 30, 2021:

	Amortized Cost Basis by Origination Year						Total Amortized Costs Basis
(in thousands)	2021	2020	2019	2018	2017	Prior
LTV <60%	$1,374	$—	$28,000	$—	$—	$720	$30,094
LTV 60%-70%	35,742	—	—	—	—	964	36,706
LTV >70%	48,780	56,780	65,002	—	—	661	171,223
	$85,896	$56,780	$93,002	$—	$—	$2,345	$238,023
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the nine months ended September 30, 2021 and 2020.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2020	1	$1,211	$—	$1,211
Transfers to held for sale classification	2	9,582	—	9,582
Sales	(1)	(1,211)	—	(1,211)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2020	2	$9,582	$—	$9,582

Held for sale balance, January 1, 2021	8	$17,058	$—	$17,058
Transfers to held for sale classification	11	10,333	—	10,333
Sales	(13)	(9,517)	—	(9,517)
Transfers to held and used classification	(4)	(13,890)	—	(13,890)
Held for sale balance, September 30, 2021	2	$3,984	$—	$3,984
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the nine months ended September 30, 2021 or 2020 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
State	2021	2020	2021	2020
Texas	13.0%	13.1%	13.0%	12.8%
Georgia	*	10.6%	*	10.5%
_____________________________________
*     State's rental revenue was not greater than 10% of total rental revenue during the period specified.

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$75,475	$23,200	$52,275	$67,986	$18,767	$49,219
Intangible market lease assets	11,692	4,223	7,469	12,285	4,059	8,226
Total intangible assets	$87,167	$27,423	$59,744	$80,271	$22,826	$57,445

Intangible market lease liabilities	$15,936	$3,069	$12,867	$12,772	$2,604	$10,168
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2021, by category and in total, were as follows:

Years Remaining
In-place leases	12.9
Intangible market lease assets	36.1
Total intangible assets	33.2

Intangible market lease liabilities	16.6
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Amortization of in-place leases (1)	$1,810	$1,692	$5,828	$5,219
Amortization (accretion) of market lease intangibles, net (2)	(115)	(490)	$(48)	107
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(88)	91	(265)	304
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
October 1 - December 31, 2021	$1,644
2022	6,471
2023	6,050
2024	5,370
2025	4,316
Thereafter	28,424
Total	$52,275

The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
October 1 - December 31, 2021	$(185)	$185	$—
2022	(740)	745	5
2023	(708)	714	6
2024	(675)	711	36
2025	(670)	715	45
Thereafter	(4,491)	9,797	5,306
Total	$(7,469)	$12,867	$5,398
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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2021 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
October 1 - December 31, 2021	$56,709
2022	229,729
2023	233,127
2024	234,374
2025	233,521
Thereafter	2,610,840
Total	$3,598,300
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

The fixed and variable components of lease revenues for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Fixed lease revenues	$54,468	$40,375	$151,544	$122,606
Variable lease revenues (1)	616	171	1,700	939
Total lease revenues (2)	$55,084	$40,546	$153,244	$123,545
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of September 30, 2021, the Company’s right of use ("ROU") assets and lease liabilities were $6.1 million and $8.2 million, respectively. As of December 31, 2020, the Company’s ROU assets and lease liabilities were $6.4 million and $8.8 million, respectively.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	23.3	22.4
Weighted average discount rate	6.37%	6.41%
Upon adoption of ASC 842 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.
The following table sets forth the details of rent expense for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Fixed rent expense - ground leases	$239	$202	$718	$665
Fixed rent expense - office and equipment leases	168	128	423	385
Variable rent expense	—	—	—	—
Total rent expense	$407	$330	$1,141	$1,050
As of September 30, 2021, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
October 1 - December 31, 2021	$128	$38	$202	$368
2022	522	151	811	1,484
2023	525	131	485	1,141
2024	531	24	436	991
2025	538	—	356	894
Thereafter	—	—	14,562	14,562
Total	$2,244	$344	$16,852	19,440
Present value discount				(11,276)
Lease liabilities				$8,164
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of September 30, 2021 and December 31, 2020:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	1.3%	1.4%
November 2019 Term Loan	November 2026	430,000	430,000	1.6%	1.7%
Senior Unsecured Notes	July 2031	400,000	—	3.0%	—%
Revolving Credit Facility	April 2023	—	18,000	—%	1.4%
Secured borrowings:
Series 2017-1 Notes	—	—	173,193	—%	4.2%
Total principal outstanding		$1,030,000	$821,193	2.1%	2.1%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of September 30, 2021:

(in thousands)	April 2019 Term Loan	November 2019 Term Loan	Senior Unsecured Notes	Revolving Credit Facility	Total
October 1 - December 31, 2021	$—	$—	$—	$—	$—
2022	—	—	—	—	—
2023	—	—	—		—
2024	200,000	—	—	—	200,000
2025	—	—	—	—	—
Thereafter	—	430,000	400,000	—	830,000
Total	$200,000	$430,000	$400,000	$—	$1,030,000

The Company was not in default of any provisions under any of its outstanding indebtedness as of September 30, 2021 or December 31, 2020.
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

The Company was in compliance with all financial covenants and was not in default on any provisions under the Amended Credit Facility as of September 30, 2021 and December 31, 2020.
The following table presents information about the Revolving Credit Facility for the periods presented:

	Nine months ended September 30,
(in thousands)	2021	2020
Balance on January 1,	$18,000	$46,000
Borrowings	179,000	69,000
Repayments	(197,000)	(115,000)
Balance on September 30,	$—	$—
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$264	$256	$1,035	$1,110
Amortization of deferred financing costs	291	291	874	874
Total	$555	$547	$1,909	$1,984
Total deferred financing costs, net, of $1.7 million and $2.5 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021 and December 31, 2020, the Company had $400.0 million and $382.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
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
The November 2019 Term Loan is pre-payable at any time by the Operating Partnership (as borrower), provided, that if the loans under the November 2019 Term Loan were repaid on or before November 26, 2020, they were subject to a two percent prepayment premium, and if repaid thereafter but on or before November 26, 2021, they are subject to a one percent prepayment premium. After November 26, 2021 the loans may be repaid without penalty. The Operating Partnership may not re-borrow amounts paid down on the November 2019 Term Loan. The Operating Partnership was required to pay a ticking fee on any undrawn portion of the November 2019 Term Loan for the period from November 26, 2019 through March 26, 2020, the date that the November 2019 Term Loan was fully drawn. The November 2019 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the November 2019 Term Loan as of September 30, 2021 and December 31, 2020.
The following table presents information about aggregate interest expense related to the April 2019 and November 2019 Term Loan Facilities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$2,503	$2,620	$7,378	$9,109
Amortization of deferred financing costs	178	178	534	534
Total	$2,681	$2,798	$7,912	$9,643
Total deferred financing costs, net, of $3.2 million and $3.7 million related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
The Company fixed the interest rates on its term loan facilities’ variable-rate debt through the use of interest rate swap agreements. See Note 6—Derivative and Hedging Activities for additional information.
Senior Unsecured Notes
In June 2021, the Company completed a public offering of $400.0 million in aggregate principal amount of senior unsecured notes (the "Senior Unsecured Notes"), resulting in net proceeds of $396.6 million. The Senior Unsecured Notes were issued by the Operating Partnership and are fully and unconditionally guaranteed by the Company. The notes were issued at 99.8% of their principal amount. In connection with the June 2021 offering, the Operating Partnership incurred $4.7 million in deferred financing costs and an offering discount of $0.8 million.
The following is a summary of the Senior Unsecured Notes outstanding as of September 30, 2021:

(dollars in thousands)	Maturity Date	Interest Payment Dates	Stated Interest Rate	Principal Outstanding
2031 Senior Notes	July 15, 2031	January 15 and July 15	2.95%	$400,000
The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership's option, at a redemption price equal to the sum of:
•100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date; and
•a make-whole premium calculated in accordance with the indenture governing the notes.

The following table presents information about interest expense related to the Senior Unsecured Notes:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
(in thousands)
Interest expense	$2,927	$3,025
Amortization of deferred financing costs and original issue discount	141	152
Total	$3,068	$3,177
Total deferred financing costs, net, of $4.6 million related to the Senior Unsecured Notes were included within Senior Unsecured Notes, net on the Company’s consolidated balance sheet as of September 30, 2021.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Senior Notes as of September 30, 2021.
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
In February 2020, the Company voluntarily prepaid $62.3 million of the Class A Series 2017-1 Notes at par plus accrued interest pursuant to the terms of the agreements related to such securities. The Company was not subject to the payment of a make whole amount in connection with this prepayment. The Company accounted for this prepayment as a debt extinguishment. In addition, the Company recorded a $0.9 million loss on repayment of secured borrowings related to the amortization of deferred financing costs on the $62.3 million voluntary prepayment of the Class A Series 2017-1 Notes during the nine months ended September 30, 2021.
In June 2021, the Company voluntarily prepaid the remaining $171.2 million of principal outstanding on the Series 2017-1 Notes and paid a make-whole premium of $2.5 million pursuant to the terms of the agreements related to such securities. The Company accounted for this prepayment as a debt extinguishment and recorded a $4.4 million loss on repayment of secured borrowings related to the make-whole premium payment, legal fees and amortization of deferred financing costs during the nine months ended September 30, 2021.

The following table presents information about interest expense related to the Master Trust Funding Program:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest expense	$—	$1,831	$3,551	$5,778
Amortization of deferred financing costs	—	156	312	500
Total	$—	$1,987	$3,863	$6,278
Total deferred financing costs, net, of $2.2 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of December 31, 2020. There were no deferred financing costs as of September 30, 2021.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $10.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of September 30, 2021, there were no events of default related to the Company's derivative financial instruments.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments (1)	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	Fair value of Asset/(Liability)
					September 30, 2021	December 31, 2020
Interest Rate Swap	2.06%	05/14/2019	04/12/2024	$100,000	$(4,193)	$(6,176)
Interest Rate Swap	2.06%	05/14/2019	04/12/2024	50,000	(2,097)	(3,089)
Interest Rate Swap	2.07%	05/14/2019	04/12/2024	50,000	(2,101)	(3,094)
Interest Rate Swap	1.61%	12/09/2019	11/26/2026	175,000	(5,849)	(11,838)
Interest Rate Swap	1.61%	12/09/2019	11/26/2026	50,000	(1,684)	(3,396)
Interest Rate Swap	1.60%	12/09/2019	11/26/2026	25,000	(822)	(1,675)
Interest Rate Swap	1.36%	07/09/2020	11/26/2026	100,000	(2,091)	(5,353)
Interest Rate Swap	1.36%	07/09/2020	11/26/2026	80,000	(1,674)	(4,291)
				$630,000	$(20,511)	$(38,912)
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
The following table presents amounts recorded to accumulated other comprehensive gain/loss related to derivative and hedging activities for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Other comprehensive income (loss)	$2,779	$3,006	$13,695	$(40,061)
As of September 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $20.0 million. As of December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $38.9 million. As of September 30, 2021 and December 31, 2020, there were no derivatives in a net asset position.
During the three months ended September 30, 2021 and 2020, the Company recorded a loss on the change in fair value of its interest rate swaps of $2.7 million and $2.4 million, respectively, which was included in interest expense in the Company's consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company recorded a loss on the change in fair value of its interest rate swaps of $7.6 million and $4.2 million, respectively, which was included in interest expense in the Company's consolidated statements of operations.
As of September 30, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $20.6 million and $40.2 million as of September 30, 2021 and December 31, 2020, respectively.
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
At the Market Program
In July 2021, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $350 million (the “2021 ATM Program”). In connection with establishing the 2021 ATM Program, the Company terminated its prior at the market program, which it established in June 2020 (the “2020 ATM Program”) and no additional stock can be issued thereunder. Pursuant to the 2020 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $250 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $166.8 million thereunder.
As of September 30, 2021, the Company issued common stock with an aggregate gross sales price of $95.0 million under the 2021 ATM Program and could issue additional common stock with an aggregate gross sales price of up to $255.0 million under the 2021 ATM Program. As the context requires, the 2021 ATM Program, the 2020 ATM Program and prior ATM programs are referred to herein as the “ATM Program."
The following table details information related to activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Shares of common stock sold	3,362,712	1,527,549	6,721,554	2,809,104
Weighted average sale price per share	$30.51	$17.88	$27.15	$18.13
Gross proceeds	$102,590	$27,308	$182,510	$50,915
Net proceeds	$101,125	$26,864	$179,628	$49,887
Dividends on Common Stock
During the nine months ended September 30, 2021 and 2020, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
September 2, 2021	September 30, 2021	October 14, 2021	$0.25	$30,397
May 27, 2021	June 30, 2021	July 15, 2021	$0.25	$29,559
March 5, 2021	March 31, 2021	April 15, 2021	$0.24	$26,265
September 4, 2020	September 30, 2020	October 15, 2020	$0.23	$24,115
June 11, 2020	June 30, 2020	July 15, 2020	$0.23	$21,419
March 18, 2020	March 31, 2020	April 15, 2020	$0.23	$21,168
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
As of September 30, 2021, the Company held 121,362,362 OP Units, representing a 99.5% limited partner interest in the Operating Partnership. As of the same date, former members of EPRT Holdings, LLC (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.5% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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
The following table presents information about the Company’s restricted stock awards ("RSAs"), and restricted stock units ("RSUs") during the nine months ended September 30, 2021 and 2020:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80
Granted	3,658	15.68	259,488	25.14
Vested	(255,761)	13.73	(42,658)	21.00
Forfeited	—	—	(5,571)	—
Unvested, September 30, 2020	240,598	$13.74	312,073	$25.40

Unvested, January 1, 2021	240,598	$13.73	321,602	$25.27
Granted	—	—	213,686	31.78
Vested	(221,694)	13.70	(69,702)	18.74
Forfeited	—	—	(7,717)	23.52
Unvested, September 30, 2021	18,904	$14.12	457,869	$29.33
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
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Compensation cost recognized in general and administrative expense	$35	$759	$1,513	$2,646
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	5	55	65	221
Fair value of shares vested during the period	—	—	3,037	3,512

The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Total unrecognized compensation cost	$165	$1,678
Weighted average period over which compensation cost will be recognized (in years)	1.3	0.7
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
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives. In May 2020, the Compensation Committee evaluated and subjectively awarded 7,596 of these RSUs to a former executive officer of the Company, which vested immediately. As of September 30, 2021, the Compensation Committee had not identified specific performance targets relating to the individual recipients’ achievement of strategic objectives for the remainder of the subjective awards. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the three and nine months ended September 30, 2021 and 2020.
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
During the nine months ended September 30, 2021, the Company issued 118,921 RSUs to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
A portion of the RSUs that vested in 2021 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Compensation cost recognized in general and administrative expense	$1,068	$592	$3,041	$2,046
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	56	40	184	82
Fair value of units vested during the period	414	—	1,306	896
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Total unrecognized compensation cost	$8,829	$5,261
Weighted average period over which compensation cost will be recognized (in years)	2.5	2.4
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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in thousands)	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$27,646	$12,336	$66,421	$36,823
Less: net income attributable to non-controlling interests	(139)	(73)	(335)	(220)
Less: net income allocated to unvested restricted common stock and RSUs	(61)	(95)	(249)	(302)
Net income available for common stockholders: basic	27,446	12,168	65,837	36,301
Net income attributable to non-controlling interests	139	73	335	220
Net income available for common stockholders: diluted	$27,585	$12,241	$66,172	$36,521

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	119,249,551	94,499,748	114,379,344	92,460,791
Less: weighted average number of shares of unvested restricted common stock	(18,906)	(240,598)	(155,758)	(390,789)
Weighted average shares outstanding used in basic net income per share	119,230,645	94,259,150	114,223,586	92,070,002
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847	553,847
Unvested restricted common stock and RSUs	514,188	226,835	562,223	335,859
Weighted average shares outstanding used in diluted net income per share	120,298,680	95,039,832	115,339,656	92,959,708
_____________________________________
(1)The three and nine months ended September 30, 2020 exclude the impact of 109,690 and 106,487 unvested restricted stock units, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of September 30, 2021, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $53.5 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of September 30, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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

The following table presents the matching contributions made by the Company for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
401(k) matching contributions	$29	$20	$149	$125
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2021 and December 31, 2020. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of September 30, 2021 and December 31, 2020 approximate fair value.
The estimated fair value of the Company's indebtedness under its Senior Unsecured Notes has been based primarily on quoted prices in active markets that the Company has the ability to access at the measurement date.

The measurement is classified as Level 1 within the fair value hierarchy. As of September 30, 2021, the Company's Senior Unsecured Notes had an aggregate carrying value of $400 million (excluding the net deferred financing cost of $4.6 million and net discount of $0.8 million) and an estimated fair value of $394.7 million.
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
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative financial instruments. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2021 and December 31, 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the Company estimated the fair value of its interest rate swap contracts to be a $20.5 million liability and a $38.9 million liability, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Non-financial assets:
Long-lived assets	$—	$—	$—	$—	$—
December 31, 2020
Non-financial assets:
Long-lived assets	$4,754	$4,754	$—	$—	$4,754
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after September 30, 2021 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Acquisition and Disposition Activity
Subsequent to September 30, 2021, the Company invested in 22 real estate properties for an aggregate investment amount (including acquisition-related costs) of $47.1 million.
Subsequent to September 30, 2021, the Company sold or transferred its investment in two real estate properties for an aggregate gross sales price of $4.6 million and incurred approximately $0.2 million of disposition costs related to these transactions.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of September 30, 2021, 94.5% of our $225.5 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on September 30, 2021 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
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
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of September 30, 2021, we had a portfolio of 1,397 properties (inclusive of 158 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $225.5 million and was 99.9% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of September 30, 2021, our portfolio was 99.9% occupied by 297 tenants operating 423 different brands, or concepts, in 17 industries across 45 states, with none of our tenants contributing more than 2.7% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of September 30, 2021, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with 3.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Master Leases. As of September 30, 2021, 60.8% of our annualized base rent was attributable to master leases.
Rent Coverage Ratio and Tenant Financial Reporting. As of September 30, 2021, our portfolio’s weighted average rent coverage ratio was 3.5x, and 98.4% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting.
Contractual Base Rent Escalation. As of September 30, 2021, 98.3% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year.

Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended September 30, 2021, approximately 84.4% of our investments were sale-leaseback transactions.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of September 30, 2021, our average investment per property was $2.2 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and increases their liquidity.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce businesses. Our properties are generally subject to long-term net leases that we believe provide us with a stable base of revenue from which to grow our portfolio. As of September 30, 2021, we had a portfolio of 1,397 properties, with annualized base rent of $225.5 million, which was carefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 297 tenants operating 423 different concepts across 45 states and 17 industries. None of our tenants contributed more than 2.7% of our annualized base rent as of September 30, 2021, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of its annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience- based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of September 30, 2021, 94.5% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
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
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of September 30, 2021, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 83.3% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 86.2% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of September 30, 2021, leases contributing 98.4% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.4% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of September 30, 2021, exclusive of the Initial Portfolio, 83.3% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions and 86.2% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of September 30, 2021, exclusive of the Initial Portfolio, approximately 41.1% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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

Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of September 30, 2021, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with only 3.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026, and 98.3% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our quarterly investment activity for the quarters ended December 31, 2019 through September 30, 2021 (dollars in thousands):

	Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Investment volume	$204,709	$167,490	$42,369	$148,877
Number of transactions	41	32	11	19
Property count	94	63	13	50
Avg. investment per unit	$2,049	$2,551	$2,870	$2,866
Cash cap rates [1]	7.3%	7.1%	7.4%	7.1%
GAAP cap rates [2]	8.0%	8.0%	8.1%	7.9%
Master lease percentage [3,4]	41%	54%	68%	79%
Sale-leaseback percentage [3,5]	81%	88%	100%	92%
Percentage of financial reporting [3,6]	99%	100%	100%	100%
Rent coverage ratio	3.1x	2.7x	4.3x	2.8x
Lease term (in years)	16.3	16.1	16.7	17.6

	Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Investment volume	$244,078	$197,816	$223,186	$230,755
Number of transactions	33	22	34	31
Property count	108	74	94	85
Avg. investment per unit	$2,218	$2,650	$2,354	$2,676
Cash cap rates [1]	7.1%	7.0%	7.1%	7.0%
GAAP cap rates [2]	7.7%	7.9%	7.8%	7.9%
Master lease percentage [3,4]	89%	79%	83%	80%
Sale-leaseback percentage [3,5]	88%	85%	88%	84%
Percentage of financial reporting [3,6]	100%	100%	100%	100%
Rent coverage ratio	3.6x	3.0x	2.7x	2.8x
Lease term (in years)	16.3	16.1	13.5	16.4
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
The following table sets forth select information about our quarterly disposition activity for the quarters ended December 31, 2019 through September 30, 2021 (dollars in thousands):

	Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Disposition volume[1]	$15,229	$19,571	$3,420	$19,595
Cash cap rate on leased assets [2]	6.9%	7.1%	6.8%	7.0%
Leased properties sold [3]	7	10	3	11
Vacant properties sold [3]	1	—	—	3

	Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Disposition volume[1]	$39,042	$25,197	$19,578	$10,089
Cash cap rate on leased assets [2]	7.4%	7.1%	7.1%	6.5%
Leased properties sold [3]	21	15	6	11
Vacant properties sold [3]	2	1	1	—
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized contractually specified cash base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. For much of 2020, the global spread of COVID-19 created significant uncertainty and economic disruption, which has appears to have subsided over the course of 2021, primarily due to the widespread availability of multiple vaccine alternatives that appear to be safe and effective. However, the continuing impact of the COVID-19 pandemic and its duration is unclear, and variants of the virus, such as the Delta variant, and vaccine hesitancy in certain areas could erode the recent progress that has been made against the virus, or exacerbate or prolong the impact of the pandemic. Conditions similar to those experienced in 2020, at the height of the pandemic, could return should the vaccinations prove ineffective against future variants of the virus. Should the impact of a variant of the virus cause conditions to occur that are similar to those experienced in 2020, uncertainty, disruption and instability in the macro-economic environment could occur and government restrictions could force our tenants' businesses to shut-down or limit their operations, which would adversely impact our operations, our financial condition, our liquidity and our prospects. Further, the extent and duration of any such conditions cannot be predicted with any reasonable certainty.
We continue to closely monitor the ongoing developments surrounding COVID-19 on all aspects of our business, including our portfolio and the creditworthiness of our tenants. In 2020, we entered into deferral agreements with certain of our tenants and recognized contractual base rent related to these agreements as a component of rental revenue in our consolidated statements of operations for 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allowed a tenant to defer all or a portion of their rent for a portion of 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. While our tenants' businesses and operations have largely returned to pre-pandemic levels, any new developments that cause a deterioration, or further deterioration, in our tenants’ ability to operate their businesses, or delays in the supply of products or services to our tenants from vendors required to operate their businesses, could cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this would increase if variants of COVID-19, such as the Delta variant, intensify or persist for a prolonged period. Additionally, we do not yet know whether COVID-19 has caused a material secular change in consumer behavior that may reduce patronage of service-based and/or experience-

based businesses, but should changes occur that are material, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. During the deferral period, these agreements have reduced our cash flow from operations, reduced our cash available for distribution and adversely affected our ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to repay their deferred rent, we will not receive cash in the future in accordance with our expectations.
Liquidity and Capital Resources
As of September 30, 2021, we had $2.9 billion of net investments in our investment portfolio, consisting of investments in 1,397 properties (inclusive of 158 properties which secure our investments in mortgage loans receivable), with annualized base rent of $225.5 million. Substantially all of our cash from operations is generated by our investment portfolio.
Our liquidity requirements for operating our Company consist primarily of the funds necessary to pay principal and interest payments on our outstanding indebtedness, and the general and administrative expenses of operating our business and managing our portfolio. The occupancy level of our portfolio is high (99.9% as of September 30, 2021) and, because substantially all of our leases are triple-net, our tenants are generally responsible for the maintenance, insurance and property taxes associated with our properties. When a property becomes vacant because the tenant has vacated the property due to default or at the expiration of the lease term without a renewal or new lease being executed, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of September 30, 2021, one of our properties was vacant, representing less than 1% of our portfolio, and all remaining properties were subject to a lease. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 33 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of September 30, 2021, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $84.5 million, and, as of such date, we funded $31.1 million of this commitment. We expect to fund the balance of such commitments by December 31, 2022.
Additionally, as of October 29, 2021, we were under contract to acquire 19 properties with an aggregate purchase price of $58.2 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities and borrowings under our Revolving Credit Facility and potentially through proceeds generated from our 2021 ATM Program, which has $255.0 million remaining.
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

An additional liquidity need is funding the required level of distributions that are among the requirements for us to continue to qualify for taxation as a REIT. During the nine months ended September 30, 2021, our board of directors declared total cash distributions of $0.74 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the nine months ended September 30, 2021, we paid $81.8 million of dividends and distributions to common stockholders and OP Unit holders, and, as of September 30, 2021, we recorded $30.5 million of dividends and distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of September 30, 2021, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt through hedging strategies and our weighted average debt maturity was 6.4 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include issuances of notes in the public market, term borrowings from insurance companies, banks and other sources, mortgage financing of a single-asset or portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our investment objectives and growth goals. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at September 30, 2021, our borrowing availability under our Revolving Credit Facility and our potential access to additional sources of capital will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.

Description of Certain Debt
The following table summarizes our outstanding indebtedness as of September 30, 2021 and December 31, 2020:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	430,000	3.0%	3.0%
Senior Unsecured Notes	July 2031	400,000	—	3.1%	—%
Revolving Credit Facility	April 2023	—	18,000	—%	1.4%
Secured borrowings:
Series 2017-1 Notes	—	—	173,193	—%	4.2%
Total principal outstanding		$1,030,000	$821,193	3.1%	3.3%
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
Senior Unsecured Notes
On June 22, 2021, the Operating Partnership issued $400 million aggregate principal amount of 2031 Senior Notes, resulting in net proceeds of $396.6 million. The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. In June 2021, the Company entered into a treasury-lock agreement which was designated as a cash flow hedge associated with the expected public offering of the senior unsecured notes issued by the Company. In June 2021, the agreement was settled in accordance with its terms.
The supplemental indenture governing these public notes contains various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2021, we were in compliance with these covenants.
Cash Flows
Comparison of the nine months ended September 30, 2021 and 2020
As of September 30, 2021, we had $27.5 million of cash and cash equivalents and no restricted cash as compared to $183.8 million and $5.6 million, respectively, as of September 30, 2020.

Cash Flows for the nine months ended September 30, 2021
During the nine months ended September 30, 2021, net cash provided by operating activities was $115.5 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest income and the level of our operating expenses and other general and administrative costs. Cash inflows related to net income adjusted for non-cash items of $110.1 million (net income of $66.4 million adjusted for non-cash items, including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on repayment of secured borrowings, provision for impairment of real estate, gain on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, which in the aggregate net to an addition of $43.7 million), the change in rent receivables, prepaid expenses and other assets of $1.5 million and the change in accrued liabilities and other payables of $8.8 million. These net cash inflows were partially offset by payments made in settlement of cash flow hedges of $4.8 million.
Net cash used in investing activities during the nine months ended September 30, 2021 was $604.3 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivables and direct financing leases, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities included $568.1 million to fund investments in real estate, including capital expenditures, $3.3 million to fund construction in progress, $86.3 million of investments in loans receivable, $0.6 million in deposits on prospective real estate investments and $2.4 million paid to tenants as lease incentives. These cash outflows were partially offset by $53.9 million of proceeds from sales of investments, net of disposition costs and $2.5 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $483.3 million during the nine months ended September 30, 2021 related to net cash inflows of $365.8 million from the issuance of common stock through our ATM Program, $179.0 million of borrowings under the Revolving Credit Facility and $396.6 million in net proceeds from the issuance of the Senior Unsecured Notes. These cash inflows were partially offset by $175.8 million of repayments of secured borrowing principal, repayments of $197.0 million of borrowings under the Revolving Credit Facility, the payment of $81.8 million in dividends, the payment of $1.1 million of offering costs related to our ATM Program and our April 2021 follow-on offering, the payment of $2.1 million of deferred financing costs and $0.3 million of payments for taxes related to the net settlement of equity awards.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2021.
Contractual Obligations
The following table provides information with respect to our commitments as of September 30, 2021:

	Payment due by period
(in thousands)	Total	October 1 - December 31, 2021	2022 - 2023	2024 - 2025	Thereafter
Unsecured Term Loans	$630,000	$—	$—	$200,000	$430,000
Senior Unsecured Notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—		—	—
Tenant Construction Financing and Reimbursement Obligations (1)	53,476	53,476	—	—	—
Operating Lease Obligations (2)	19,440	368	2,625	1,885	14,562
Total	$1,102,916	$53,844	$2,625	$201,885	$844,562
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.

(2)Includes $16.9 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures as adjusted for growth.
We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax for the year ended December 31, 2021 if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.
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
In July 2021, the FASB issued ASU 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments ("ASU 2021-05"). The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. The lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-05 is not expected to have a material impact on our consolidated financial statements.
Our Real Estate Investment Portfolio
As of September 30, 2021, we had a portfolio of 1,397 properties, including one vacant property and 158 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $225.5 million. Our 297 tenants operate 423 different concepts in 17 industries across 45 states. None of our tenants represented more than 2.7% of our portfolio at September 30, 2021, and our top ten largest tenants represented 19.0% of our annualized base rent as of that date.

Diversification by Tenant
As of September 30, 2021, our top ten tenants included the following concepts: EquipmentShare, Captain D's, Cadence Academy, Mister Car Wash, Spare Time, Le Chaperon Rouge, Circle K, 10Box Cost-Plus, AMC, and Mavis Discount Tire. Our 1,396 leased properties are operated by our 297 tenants. The following table details information about our tenants and the related concepts as of September 30, 2021 (dollars in thousands):

Tenant(1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Equipmentshare.com Inc.	EquipmentShare	21	$5,978	2.7%
Captain D's, LLC	Captain D's	74	5,176	2.3%
Cadence Education, LLC	Cadence Academy	23	4,844	2.1%
Car Wash Partners, Inc.	Mister Car Wash	13	4,389	1.9%
Bowl New England, Inc.	Spare Time	6	4,367	1.9%
The Nest Schools, Inc.	Le Chaperon Rouge	16	3,837	1.7%
Mac's Convenience Stores, LLC (3)	Circle K	34	3,797	1.7%
Harp's Food Stores, Inc.	10Box Cost-Plus	19	3,575	1.6%
American Multi-Cinema, Inc. (4)	AMC	5	3,539	1.6%
Mavis Tire Express Services Corp.	Mavis Discount Tire	19	3,395	1.5%
Top 10 Subtotal		230	42,897	19.0%
Other		1,166	182,565	81.0%
Total		1,396	$225,462	100.0%
_____________________________________
(1)Represents tenant or guarantor.
(2)Excludes one vacant property.
(3)Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
(4)Includes four properties leased to a subsidiary of AMC Entertainment Holdings, Inc.
As of September 30, 2021, our five largest tenants, who contributed 10.9% of our annualized base rent, had a rent coverage ratio of 6.0x and our ten largest tenants, who contributed 19.0% of our annualized base rent, had a rent coverage ratio of 4.5x.
As of September 30, 2021, 94.5% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 423 concepts. The following table details those concepts as of September 30, 2021 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
Captain D's	Service	$6,259	2.8%	86	222,730
EquipmentShare	Service	5,978	2.7%	21	436,285
Applebee's	Service	5,381	2.4%	37	183,214
Mister Car Wash	Service	4,389	1.9%	13	54,621
Spare Time	Service	4,367	1.9%	6	272,979
Circle K	Service	3,875	1.7%	35	130,975
AMC	Experience	3,539	1.6%	5	240,672
Zaxby's	Service	3,486	1.5%	19	72,986
Mavis Discount Tire	Service	3,395	1.5%	21	165,713
The Malvern School	Service	3,272	1.5%	13	149,781
Top 10 Subtotal		43,941	19.5%	256	1,929,956
Other		181,521	80.5%	1,140	10,418,890
Total		$225,462	100.0%	1,396	12,348,846
_____________________________________
(1)Excludes one vacant property.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of September 30, 2021 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Early Childhood Education	Service	$32,631	14.5%	142	1,512,418	$21.26
Quick Service	Service	29,704	13.2%	359	988,827	30.02
Car Washes	Service	29,121	12.9%	120	563,278	50.81
Medical / Dental	Service	26,481	11.7%	161	1,098,234	24.15
Automotive Service	Service	18,403	8.2%	137	920,670	20.66
Convenience Stores	Service	15,390	6.8%	135	529,990	29.04
Casual Dining	Service	14,439	6.4%	97	549,047	26.82
Equipment Rental and Sales	Service	7,835	3.5%	35	634,578	12.10
Family Dining	Service	5,581	2.5%	37	220,106	26.28
Other Services	Service	5,306	2.4%	24	292,129	18.79
Pet Care Services	Service	4,031	1.8%	40	300,133	16.36
Service Subtotal		188,922	83.8%	1,287	7,609,410	25.04
Health and Fitness	Experience	10,355	4.6%	27	1,087,279	9.58
Entertainment	Experience	9,683	4.3%	24	775,855	12.47
Movie Theatres	Experience	4,170	1.8%	6	293,206	14.22
Experience Subtotal		24,208	10.7%	57	2,156,340	11.26
Grocery	Retail	6,483	2.9%	25	1,108,740	5.85
Home Furnishings	Retail	2,048	0.9%	4	217,339	9.42
Retail Subtotal		8,531	3.8%	29	1,326,079	6.43
Building Materials	Industrial	3,801	1.7%	23	1,257,017	3.02
Total/Weighted Average		$225,462	100.0%	1,396	12,348,846	$18.33
_____________________________________
(1)Excludes one vacant property.
(2)Excludes properties with no annualized base rent and properties under construction.
Diversification by Geography
Our 1,397 property locations are spread across 45 states. The following table details the geographical locations of our properties as of September 30, 2021 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$31,579	14.0%	175	1,450,469
Georgia	17,604	7.9%	115	639,213
Ohio	15,661	7.0%	98	930,919
Florida	13,451	6.0%	62	680,778
Arkansas	8,548	3.8%	62	478,398
Wisconsin	8,284	3.7%	42	494,430
North Carolina	8,267	3.7%	44	474,296
Alabama	7,643	3.4%	52	469,880
Michigan	7,518	3.3%	49	881,396
Arizona	7,209	3.2%	40	346,410
Tennessee	6,440	2.9%	50	249,747
Oklahoma	6,349	2.8%	40	406,517
Minnesota	6,089	2.7%	35	464,052
Missouri	5,709	2.5%	37	573,738
Massachusetts	5,621	2.5%	29	406,159
Illinois	5,390	2.4%	31	228,968
South Carolina	4,842	2.1%	31	328,827
Pennsylvania	4,754	2.1%	29	241,291
Colorado	4,553	2.0%	22	199,688
New York	4,552	2.0%	39	185,923
Kentucky	3,699	1.6%	35	190,330
Mississippi	3,631	1.6%	36	128,643
California	3,433	1.5%	21	171,916
Iowa	3,340	1.5%	24	144,697
New Mexico	3,028	1.3%	19	113,697
New Jersey	3,006	1.3%	18	118,613
Connecticut	2,967	1.3%	13	217,985
Kansas	2,884	1.3%	20	143,692
Indiana	2,790	1.2%	23	189,779
Maryland	1,947	0.9%	8	68,324
Louisiana	1,882	0.8%	11	80,537
West Virginia	1,777	0.8%	25	77,083
South Dakota	1,728	0.8%	7	41,472
Washington	1,664	0.7%	11	87,243
Virginia	1,661	0.7%	10	74,276
Oregon	1,099	0.5%	6	124,931
Nebraska	955	0.4%	10	32,985
Utah	933	0.4%	2	67,659
Nevada	661	0.3%	3	56,420
New Hampshire	587	0.3%	6	43,876
Maine	500	0.2%	1	32,115
Wyoming	433	0.2%	2	14,001
Idaho	393	0.2%	1	35,433
Alaska	241	0.1%	2	6,630
Rhode Island	160	0.1%	1	5,800
Total	$225,462	100.0%	1,397	12,399,236

Lease Expirations
As of September 30, 2021, the weighted average remaining term of our leases was 13.9 years (based on annualized base rent), with only 3.8% of our annualized base rent attributable to leases expiring prior to January 1, 2026. The following table sets forth our lease expirations for leases in place as of September 30, 2021 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2021	$—	—%	—	—
2022	490	0.2%	5	3.0x
2023	1,412	0.6%	16	3.8x
2024	4,926	2.2%	49	4.8x
2025	1,736	0.8%	18	2.3x
2026	4,475	2.0%	30	3.3x
2027	4,490	2.0%	28	3.0x
2028	4,337	1.9%	15	1.7x
2029	5,353	2.4%	75	4.3x
2030	5,249	2.3%	49	4.5x
2031	12,760	5.7%	83	2.6x
2032	10,372	4.6%	46	4.6x
2033	7,889	3.5%	26	3.1x
2034	31,586	14.0%	240	5.3x
2035	20,691	9.2%	128	2.8x
2036	25,126	11.1%	135	3.0x
2037	7,779	3.5%	39	8.7x
2038	11,920	5.3%	74	2.0x
2039	22,418	9.9%	119	3.2x
2040	28,026	12.4%	142	2.6x
Thereafter	14,427	6.4%	79	2.5x
Total/Weighted Average	$225,462	100.0%	1,396	3.5x
_____________________________________
(1)Expiration year of contracts in place as of September 30, 2021, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes one vacant property.
(3)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of September 30, 2021, the weighted average rent coverage ratio of our portfolio was 3.5x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of September 30, 2021 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	64.3%
1.50x to 1.99x	17.1%
1.00x to 1.49x	6.5%
< 1.00x	10.5%
Not reported	1.5%
100.0%

Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of September 30, 2021 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	0.1%	4.2%	—%	0.2%	0.8%
B-	—%	0.1%	0.4%	1.0%	3.3%
B	—%	1.4%	0.6%	0.1%	1.6%
B+	—%	—%	1.3%	5.3%	1.4%
BB-	0.2%	1.5%	0.8%	1.1%	8.1%
BB	—%	1.3%	1.0%	4.4%	11.0%
BB+	—%	0.6%	0.3%	1.3%	13.0%
BBB-	—%	0.7%	0.1%	1.9%	6.9%
BBB	—%	0.5%	0.9%	0.8%	8.1%
BBB+	—%	0.1%	0.3%	0.3%	3.3%
A-	—%	0.2%	—%	0.5%	3.1%
A	—%	—%	—%	—%	0.9%
A+	—%	—%	—%	—%	0.9%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended September 30, 2021 and 2020

	Three months ended September 30,
(dollar amounts in thousands)	2021	2020	Change	%
Revenues:
Rental revenue	$54,929	$40,799	$14,130	34.6%
Interest on loans and direct financing lease receivables	4,574	2,054	2,520	122.7%
Other revenue, net	98	56	42	75.0%
Total revenues	59,601	42,909	16,692	38.9%

Expenses:
General and administrative	5,596	5,917	(321)	(5.4)%
Property expenses	1,358	810	548	67.7%
Depreciation and amortization	17,355	13,966	3,389	24.3%
Provision for impairment of real estate	—	3,221	(3,221)	(100.0)%
Change in provision for loan losses	16	14	2	14.3%
Total expenses	24,325	23,928	397
Other operating income:
Gain on dispositions of real estate, net	1,343	1,003	340	33.9%
Income from operations	36,619	19,984	16,635
Other (expense)/income:
Loss on repayment of secured borrowings	—	—	—	—%
Interest expense	(8,955)	(7,651)	1,304	(17.0)%
Interest income	37	58	(21)	(36.2)%
Income before income tax expense	27,701	12,391	15,310
Income tax expense	55	55	—	—%
Net income	27,646	12,336	15,310	124.1%
Net income attributable to non-controlling interests	(139)	(73)	66	90.4%
Net income attributable to stockholders	$27,507	$12,263	$15,244
Rental revenue. Rental revenue increased by $14.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,096 rental properties, representing $2.2 billion in net investments in real estate, as of September 30, 2020 to 1,231 rental properties, representing $2.9 billion in net investments in real estate, as of September 30, 2021. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2021 from acquisitions that were made during 2020 and 2021.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $2.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to an increase in investments of loans receivable during 2021, leading to a higher average daily balance of loans receivable outstanding during the three months ended September 30, 2021.
Other revenue. Other revenue increased approximately $42,000 during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to the receipt of prepayment penalties and management fees during three months ended September 30, 2021.

General and administrative expenses. General and administrative expenses decreased by $0.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily related to a decrease in equity based compensation expense during the three months ended September 30, 2021.
Property expenses. Property expenses increased by approximately $0.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in property expenses was primarily due to increased reimbursable costs, insurance expenses and property-related operational costs during the three months ended September 30, 2021.
Depreciation and amortization expense. Depreciation and amortization expense increased by $3.4 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended September 30, 2021.
Provision for impairment of real estate. There were no impairment charges on real estate investments for the three months ended September 30, 2021. During the three months ended September 30, 2020, we recorded a provision for impairment on nine of our real estate investments. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Provision for loan losses. Provision for loan losses increased by $2,000 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This provision is related to the changes in our loan loss reserve subsequent to the adoption of ASC 326. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date.
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $0.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. We disposed of 11 and 14 real estate properties during the three months ended September 30, 2021 and 2020, respectively.
Interest expense. Interest expense increased by $1.3 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase is primarily related to our higher average outstanding debt balance during the three months ended September 30, 2021.
Interest income. Interest income decreased by approximately $21,000 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease in interest income was primarily due to lower average daily cash balances in our interest-bearing bank accounts and higher interest rates during the three months ended September 30, 2020
Income tax expense. Income tax expense had no change for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine months ended September 30,
(dollar amounts in thousands)	2021	2020	Change	%
Revenues:
Rental revenue	$153,511	$116,806	$36,705	31.4%
Interest income on loans and direct financing lease receivables	11,558	6,030	5,528	91.7%
Other revenue, net	150	64	86	134.4%
Total revenues	165,219	122,900	42,319

Expenses:
General and administrative	18,497	19,706	(1,209)	(6.1)%
Property expenses	3,946	1,755	2,191	124.8%
Depreciation and amortization	50,185	40,442	9,743	24.1%
Provision for impairment of real estate	6,120	5,080	1,040	20.5%
Change in provision for loan losses	(112)	531	(643)	(121.1)%
Total expenses	78,636	67,514	11,122
Other operating income:
Gain on dispositions of real estate, net	8,841	3,971	4,870	122.6%
Income from operations	95,424	59,357	36,067
Other (expense)/income:
Loss on repayment of secured borrowings	(4,461)	(924)	3,537	382.8%
Interest expense	(24,444)	(21,887)	2,557	(17.0)%
Interest income	74	433	(359)	(82.9)%
Income (loss) before income tax expense (benefit)	66,593	36,979	29,614
Income tax expense (benefit)	172	156	16	10.3%
Net income	66,421	36,823	29,598
Net income attributable to non-controlling interests	(335)	(220)	115	52.3%
Net income attributable to stockholders	$66,086	$36,603	$29,483
Rental revenue. Rental revenue increased by $36.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,096 rental properties, representing $2.2 billion in net investments in real estate, as of September 30, 2020 to 1,231 rental properties, representing $2.9 billion in net investments in real estate, as of September 30, 2021. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2021 from acquisitions that were made during 2020 and 2021.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $5.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due to an increase in investments of loans receivable during 2021, leading to a higher average daily balance of loans receivable outstanding during the nine months ended September 30, 2021.
Other revenue. Other revenue increased $0.1 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the receipt of prepayment penalties and management fees during nine months ended September 30, 2021.
General and administrative expenses. General and administrative expenses decreased $1.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily related to a decrease in legal and professional fees incurred during the nine months ended September 30, 2021, offset by one-time severance costs that occurred during the nine months ended September 30, 2020.

Property expenses. Property expenses increased by $2.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in property expenses was primarily due to increased reimbursable costs, insurance expenses and property-related operational costs during the nine months ended September 30, 2021.
Depreciation and amortization expense. Depreciation and amortization expense increased by $9.7 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the nine months ended September 30, 2021.
Provision for impairment of real estate. Impairment charges on real estate investments were $6.1 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, we recorded a provision for impairment of real estate on 18 and 14 of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for loan losses. The change in our provision for loan losses decreased by $0.6 million for the nine months ended September 30, 2021. This provision is related to the changes in our loan loss reserve subsequent to the adoption of ASC 326. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date.
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $4.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. We disposed of 36 and 27 real estate properties during the nine months ended September 30, 2021 and 2020, respectively.
Loss on repayment of secured borrowings. During the nine months ended September 30, 2021 and 2020, we recorded a $4.5 million and $0.9 million loss on repayment of secured borrowings, respectively, due to the payment of a make-whole premium and the write-off of deferred financing costs related to the full repayment of the Series 2017-1 Notes in June 2021 and the partial prepayment of the Series 2017-1 Notes in February 2020.
Interest expense. Interest expense increased by $2.6 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is primarily related to our higher average outstanding debt balance during the nine months ended September 30, 2021.
Interest income. Interest income decreased by $0.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease in interest income was primarily due to lower average daily cash balances in our interest-bearing bank accounts and higher interest rates during the nine months ended September 30, 2020
Income tax expense. Income tax expense increased by approximately $16,000 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$27,646	$12,336	$66,421	$36,823
Depreciation and amortization of real estate	17,329	13,903	50,108	40,330
Provision for impairment of real estate	—	3,221	6,120	5,080
Gain on dispositions of real estate, net	(1,343)	(1,003)	(8,841)	(3,971)
FFO attributable to stockholders and non-controlling interests	43,632	28,457	113,808	78,262
Other non-recurring expenses (1)	—	116	4,461	2,252
Core FFO attributable to stockholders and non-controlling interests	43,632	28,573	118,269	80,514
Adjustments:
Straight-line rental revenue, net	(5,086)	(3,960)	(13,950)	(9,321)
Non-cash interest	488	764	1,407	1,535
Non-cash compensation expense	1,103	1,351	4,554	4,041
Other amortization expense	68	(335)	2,487	1,018
Other non-cash charges	15	14	(118)	530
Capitalized interest expense	(19)	(63)	(55)	(223)
Transaction costs	—	3	—	112
AFFO attributable to stockholders and non-controlling interests	$40,201	$26,347	$112,594	$78,206
_____________________________________
(1)Includes non-recurring expenses of $4.5 million of loss on repayment of secured borrowings during the nine months ended September 30, 2021, approximately $39,000 related to reimbursement of executive relocation costs during the three and nine months ended September 30, 2020, $1.1 million for severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers during the nine months ended September 30, 2020, $0.1 million and $0.2 million, respectively, of non-recurring recruiting costs during the three and nine months ended September 30, 2020 and our $0.9 million loss on a repayment of secured borrowings during the nine months ended September 30, 2020.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$27,646	$12,336	$66,421	$36,823
Depreciation and amortization	17,355	13,966	50,185	40,442
Interest expense	8,955	7,651	24,444	21,887
Interest income	(37)	(58)	(74)	(433)
Income tax expense	55	55	172	156
EBITDA attributable to stockholders and non-controlling interests	53,974	33,950	141,148	98,875
Provision for impairment of real estate	—	3,221	6,120	5,080
Gain on dispositions of real estate, net	(1,343)	(1,003)	(8,841)	(3,971)
EBITDAre attributable to stockholders and non-controlling interests	$52,631	$36,168	$138,427	$99,984
We further adjust EBITDAre for the most recently completed quarter i) based on an estimate calculated as if all re-leasing, investment and disposition activity that took place during the quarter had been made on the first day of the quarter, ii) to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and iii) to eliminate the impact of lease termination or loan prepayment fees and contingent rental revenue from certain of our tenants, which is subject to sales thresholds specified in the applicable leases (“Adjusted EBITDAre”). We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”), which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter. You should not unduly rely on this measure, as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre.
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended September 30, 2021:

(in thousands)	Three months ended September 30, 2021
Net income	$27,646
Depreciation and amortization	17,355
Interest expense	8,955
Interest income	(37)
Income tax expense	55
EBITDA attributable to stockholders and non-controlling interests	53,974
Provision for impairment of real estate	—
Gain on dispositions of real estate, net	(1,343)
EBITDAre attributable to stockholders and non-controlling interests	52,631
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	2,665
Adjustment to exclude other non-recurring activity (2)	16
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(125)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$55,187

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$220,748
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments and dispositions of real estate investments made during the three months ended September 30, 2021 had occurred on July 1, 2021.
(2)Adjustment is made to exclude the change in our provision for loan losses.

(3)Adjustment excludes contingent rent (based on a percentage of the tenant's gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease and lease termination or loan prepayment fees.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	September 30, 2021	December 31, 2020
Secured borrowings, net of deferred financing costs	$—	$171,007
Unsecured term loan, net of deferred financing costs	626,805	626,272
Revolving credit facility	—	18,000
Senior Unsecured Notes	394,632	—
Total debt	1,021,437	815,279
Deferred financing costs and original issue discount, net	8,563	5,914
Gross debt	1,030,000	821,193
Cash and cash equivalents	(27,509)	(26,602)
Restricted cash available for future investment	—	(6,388)
Net debt	$1,002,491	$788,203
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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$27,646	$12,336	$66,421	$36,823
General and administrative expense	5,596	5,917	18,497	19,706
Depreciation and amortization	17,355	13,966	50,185	40,442
Provision for impairment of real estate	—	3,221	6,120	5,080
Change in provision for loan losses	16	14	(112)	531
Gain on dispositions of real estate, net	(1,343)	(1,003)	(8,841)	(3,971)
Loss on repayment secured borrowings	—	—	4,461	924
Interest expense	8,955	7,651	24,444	21,887
Interest income	(37)	(58)	(74)	(433)
Income tax expense	55	55	172	156
NOI attributable to stockholders and non-controlling interests	58,243	42,099	161,273	121,145
Straight-line rental revenue, net	(5,086)	(3,960)	(13,950)	(9,321)
Other amortization and non-cash charges	68	(335)	2,487	1,018
Cash NOI attributable to stockholders and non-controlling interests	$53,225	$37,804	$149,810	$112,842
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we may borrow on a fixed-rate basis through longer-term debt issuances under our Master Trust Funding Program or through the issuance of senior unsecured notes. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding investments, the April 2019 Term Loan and the November 2019 Term Loan.

		Principal Outstanding		Weighted Average Interest Rate
(in thousands)	Maturity Date	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	430,000	3.0%	3.0%
Senior Unsecured Notes	July 2031	400,000	—	3.1%	—%
Revolving Credit Facility	April 2023	—	18,000	—%	1.4%
Secured borrowings:
Series 2017-1 Notes	—	—	173,193	—%	4.2%
Total principal outstanding		$1,030,000	$821,193	3.1%	3.3%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.
We have fixed the floating rates on borrowings under our term loan facilities by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective term loan. At September 30, 2021, our aggregate liability in the event of the early termination of our swaps was $20.6 million.
At September 30, 2021, a 100-basis point increase of the interest rate on our unsecured term loan borrowings would increase our related interest costs by $0.6 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $0.6 million per year.

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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our Senior Unsecured Notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of September 30, 2021:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior Unsecured Notes	$400,000	$394,680
_____________________________________
(1)Excludes net deferred financing costs of $4.6 million and net discount of $0.8 million.
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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	November 1, 2021	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2021	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)