Form 10-K
period 2021-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2022-02-16
CIK 1728951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $3.2 billion based on the last reported sale price of $27.04 per share on the New York Stock Exchange on June 30, 2021.
The number of shares of the registrant's Common Stock outstanding as of February 16, 2022 was 125,605,199.
Documents Incorporated by Reference
Portions the Definitive Proxy Statement for the registrant's 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

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

•any adverse impact of the COVID-19 pandemic on the Company and its tenants; and
•additional factors discussed in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.
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
•failure to continue to qualify for taxation as a REIT; and
•any adverse impact of the COVID-19 pandemic on us and our tenants.
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
•Early childhood education,

•Car washes,
•Restaurants (primarily quick service restaurants and casual dining),
•Medical and dental services,
•Automotive services,
•Convenience stores,
•Entertainment,
•Health and fitness,
•Equipment rental and
•Grocery
We believe that, in general, properties leased to tenants in these businesses and similar businesses are essential to the generation of the tenants' sales and profits. We also believe that these businesses have favorable growth potential and, because of their nature they are more insulated from e-commerce pressure than many other businesses.
We completed our initial public offering in June 2018 (our "IPO") and we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2021, 93.1% of our $242.9 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2021 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2021, our portfolio consisted of 1,451 properties, inclusive of 126 properties which secure our investments in mortgage loans receivable. Our portfolio was built based on the following core investment attributes:
Diversified Portfolio.   As of December 31, 2021, our portfolio was 99.9% occupied by 311 tenants operating 433 different concepts (i.e., generally brands) in 16 industries across 46 states, with none of our tenants contributing more than 3.3% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term.    As of December 31, 2021, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2027. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Master Leases.   As of December 31, 2021, 61.3% of our annualized base rent was attributable to master leases. A master lease is a single lease pursuant to which multiple properties are leased to a single operator/tenant on a unitary (i.e., “all or none”) basis. The master lease structure spreads our investment risk across multiple properties, and we believe it reduces our exposure to operating and renewal risk at any one property, and promotes efficient asset management. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2021, approximately 89.1% of our investments were sale-leaseback transactions.
Contractual Base Rent Escalation. As of December 31, 2021, 98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year. Rent escalation provisions provide contractually-specified incremental yield on our investments and provide a degree of protection from inflation or a rising interest rate environment.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding "small-box" single-tenant properties. As of December 31, 2021, our average investment per property was $2.3 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size should allow us to grow our portfolio without concentrating a large amount of capital in individual properties and should allow us to limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2021, our portfolio's weighted average rent coverage ratio was 3.7x, and 98.5% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
2021 Financial and Operating Highlights
•During 2021, we completed $974.0 million of investments, including $842.8 million in 297 property acquisitions and $131.1 million in newly originated loans receivable secured by 49 properties.
•As of December 31, 2021, our total gross investment in real estate was $3.4 billion, and we had total debt of $1.2 billion.
•During 2021, we declared distributions totaling $1.00 per share of common stock.
•In April 2021, we completed a follow-on offering of 8,222,500 shares of our common stock, including 1,072,500 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares raising net proceeds of $185.1 million.
•During 2021, we sold 10,005,890 shares of our common stock under the ATM Program (as defined herein), at a weighted average price per share of $27.58, raising net proceeds of $271.9 million.
•In June 2021, through our Operating Partnership, we completed a public offering of $400.0 million in aggregate principal amount of unsecured 2.950% Senior Notes due 2031 (the "2031 Notes"), raising in net proceeds of $396.6 million.
•In June 2021, we voluntarily prepaid the remaining outstanding principal amount of $171.2 million under our private conduit program (the "Master Trust Funding" program) and paid a make-whole premium of $2.5 million.
Our Target Market
We are an active investor in single-tenant, net leased commercial real estate. Our target properties are generally freestanding commercial real estate facilities where a middle-market tenant conducts activities on property that are essential to the generation of its sales and profits. We believe that this market is underserved from a capital perspective and therefore offers attractive risk-adjusted returns from an investment perspective.
Within this market, we focus our investment activities on properties leased to tenants engaged in a targeted set of 13 service-oriented or experience-based businesses. We believe that operating properties are the essential venues through which these businesses transact with their customers, and therefore that such properties and businesses are generally more insulated from the competitive pressure of e-commerce businesses than many other businesses where significant activity can take place online.
We focus on properties leased to middle-market companies, which we define as regional and national operators with between 10 and 250 locations and $20 million to $500 million in annual revenue, and we opportunistically invest in properties leased to smaller companies, which we define as regional operators with fewer than 10 locations and less than $20 million in annual revenue. Although it is not our primary investment focus, we will opportunistically consider investing in properties leased to larger companies. While the creditworthiness of most of our targeted tenants is not rated by a nationally recognized statistical rating organization, we seek to invest in properties leased to companies in our targeted middle-market that we determine have attractive credit characteristics and stable operating histories.
Despite the size of the overall commercial retail real estate market, the market for single-tenant, net leased commercial real estate is highly fragmented. In particular, we believe that there is a limited number of participants addressing the long-term capital needs of unrated middle-market and smaller companies. We believe that many publicly traded REITs that invest in net leased properties concentrate their investment activity in properties leased to tenants whose creditworthiness has been rated by a nationally recognized statistical rating organization, which tend to be larger and often publicly traded organizations, with the result that unrated, middle-market and smaller companies are relatively underserved and offer us an opportunity to make investments with attractive risk-adjusted return potential.
Furthermore, we believe that there is strong demand for our net-lease capital solutions among middle-market and smaller owner-operators that own commercial real estate, in part, due to the bank regulatory environment, which, since the turmoil in the housing and mortgage industries from 2007-2009, has generally been characterized by increased scrutiny and regulation. We believe that this environment has made commercial banks less responsive to the long-term capital needs of unrated middle-market and small companies, many of which have historically depended on commercial banks for their financing. Accordingly, we see an attractive opportunity to address capital needs of these companies by offering them an efficient alternative for financing their real estate versus accessing traditional mortgage or bank debt and/or using their own equity.
As a result, while we believe our net-lease financing solutions may be attractive to a wide variety of companies, we believe our most attractive opportunity is owning properties net leased to middle-market and smaller companies that are generally unrated and have less access to efficient sources of long-term capital than larger, credit-rated companies.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
•Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants.   We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce businesses. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of December 31, 2021, our portfolio consisted of 1,451 properties, with annualized base rent of $242.9 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 311 tenants operating 433 different concepts across 46 states and in 16 distinct industries. None of our tenants contributed more than 3.3% of our annualized base rent as of December 31, 2021, and our strategy targets a scaled portfolio that, over time, allows us to derive no more than 5.0% of our annualized base rent from any single tenant or more than 1.0% from any single property.
We focus on investing in properties leased to tenants operating in the service-oriented or experience-based businesses noted above. As of December 31, 2021, 93.1% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
We believe that our portfolio's diversity and our rigorous underwriting decrease the impact on us of an adverse event affecting an individual tenant, industry or region, and our focus on leasing to tenants in industries where operating properties are essential to generating their revenues and profits (and that we believe are well-positioned to withstand competition from e-commerce businesses), increases the stability and predictability of our rental revenue.
•Differentiated Investment Strategy.    We seek to acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to middle-

market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into leases that provide us with attractive risk-adjusted returns. Furthermore, many net lease transactions with middle-market companies involve properties that are individually relatively small, which allows us to avoid concentrating a large amount of capital in individual properties. We maintain close relationships with our tenants, which we believe allows us to source additional investments and become the capital provider of choice as our tenants' businesses grow and their real estate needs increase.
•Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to invest in single assets or portfolios of assets through transactions which range in aggregate purchase price from $2 million to $50 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks. As of December 31, 2021:
•Our leases had a weighted average remaining lease term (based on annualized base rent) of 14.0 years, with only 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2027;
•Master leases contributed 61.3% of our annualized base rent;
•Our portfolio's weighted average rent coverage ratio was 3.7x, with leases contributing 68.7% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);
•Our portfolio was 99.9% occupied;
•Leases contributing 98.6% of our annualized base rent provided for increases in future annual base rent, ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.6% of base rent; and
•Leases contributing 94.5% of annualized base rent were triple-net.
•Growth-Oriented Balance Sheet Scalable Infrastructure.  We believe our financial position and existing infrastructure support our external growth strategy. As of December 31, 2021, we had the ability to borrow up to $256.0 million under our $400.0 million senior unsecured revolving credit facility that matures in April 2023. In February 2022, we amended and restated our revolving credit facility to, among other things, increase the maximum borrowing availability to $600.0 million. For more information about our indebtedness, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt" and Note 5—Long Term Debt to our consolidated financial statements included elsewhere in this report.
As of December 31, 2021, we had $1.2 billion of gross debt outstanding, with a weighted average maturity of 5.6 years, and net debt of $1.1 billion. For the year ended December 31, 2021, our net income was $96.2 million, our Adjusted EBITDAre was $195.9 million and our Annualized Adjusted EBITDAre was $236.8 million. Our ratio of net debt to Annualized Adjusted EBITDAre was 4.7x as of December 31, 2021. Net debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable financial measures calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'—Non-GAAP Financial Measures."
We also maintain an ATM Program and, as of December 31, 2021, we had the ability to issue additional common stock thereunder with an aggregate gross sales price of up to $161.5 million.

•Experienced and Proven Management Team.  Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale.
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of December 31, 2021, 85.2% of our portfolio's annualized base rent was attributable to internally originated sale-leaseback transactions and 86.2% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
•Asset Base Allows for Significant Growth.    Building on our senior leadership team's experience of more than 20 years in net lease real estate investing, we have developed leading origination, underwriting, financing, and property management capabilities. Our platform is scalable, and we seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. During the years ended December 31, 2021, 2020 and 2019, we invested in properties with aggregate investment values of $974.0 million, $602.8 million and $598.1 million, respectively. With our smaller asset base relative to other peers that focus on acquiring net leased real estate, we believe that we can achieve superior growth through manageable acquisition volume.
•Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into leases that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, actively evaluate credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2021, leases contributing 98.5% of our annualized base rent required tenants to provide us with specified unit-level financial information.
Our Business and Growth Strategies
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable net lease properties. We intend to pursue our objective through the following business and growth strategies.
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
In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2021, we sold 38 properties for net sales proceeds of $59.3 million, including two properties that were vacant. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
•Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of December 31, 2021, 85.2% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 86.2% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
•Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2021, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2027, and

98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
•Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2021, we had $1.2 billion of gross debt outstanding and $1.1 billion of net debt outstanding. Our net income for the year ended December 31, 2021 was $96.2 million, our Adjusted EBITDAre was $195.9 million, our Annualized Adjusted EBITDAre was $236.8 million and our ratio of net debt to Annualized Adjusted EBITDAre was 4.7x. We target a level of net debt that, over time, is generally less than six times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including bank debt, through our revolving credit and term loan facilities and through our access to unsecured public debt issuances. Net debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'—Non-GAAP Financial Measures."
Competition
We face competition for acquisitions of real property from other investors, including traded and non-traded public REITs, private equity investors and institutional investment funds. Some of our competitors have greater economies of scale, lower costs of capital, access to more sources of capital, a larger base of operating resources and greater name recognition than we do, and the ability to accept more risk. We also believe that competition for real estate financing comes from middle-market business owners themselves, many of whom have had a historic preference to own, rather than lease, the real estate they use in their businesses. This competition may increase the demand for the types of properties in which we typically invest and, therefore, may reduce the number of suitable investment opportunities available to us and increase the prices paid for such investment properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.
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
Employees
As of December 31, 2021, we had 37 full-time employees. Our staff is mostly comprised of professionals engaged in originating, underwriting and closing investments; portfolio asset management; portfolio servicing (e.g., collections, property tax compliance, etc.); and accounting, financial reporting, cash management and capital markets activities. Women comprise nearly 38% of our employees and hold approximately 31% of our management positions, providing significant leadership at our company, and minorities comprise 32% of our employees. Our commitment to diversity also extends to our board of directors, as three of its seven independent members, or approximately 38%, are women. Additionally, we have a consistent and strong record of hiring veterans of the U.S. military, including our chief executive officer.
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
Environmental, Social and Governance (ESG)
We are focused on advancing and continuing to develop our sustainability agenda and culture for the benefit of all of our stakeholders and our tenants. We are committed to operating in an environmentally conscious manner and maintaining an engaging and inclusive environment for our employees. We believe that sustainability, a positive corporate culture, that acknowledges the importance of our stockholders, tenants, employees, business associates and good corporate citizenship, and effective corporate governance are critical to our ability to create sustainable long-term value.
Environmental Sustainability
We are committed to environmental stewardship and operating our business in a sustainable manner. We recognize that the properties we lease to tenants can have a substantial impact on the environment and the health and safety of building occupants. Additionally, we have a direct carbon footprint through space occupied by us. Accordingly, our investment, leasing and asset management practices are informed by our commitment to operate in a sustainable manner that we believe will support long-term value.
Our Properties. As a net-lease REIT, we do not control the day-to-day operations and activities at our properties that are leased to tenants. Generally, our tenants have exclusive control over, and the ability to institute energy conservation and environmental management programs at, our properties. While we are not able to mandate the sustainability practices of our tenants, our leases generally require our tenants to fully comply with all applicable environmental laws, rules and regulations, and our asset management department actively monitors our properties in an effort to ensure that tenants are meeting their obligations with respect to environmental matters. Prior to acquiring a property, we obtain a Phase I environmental site assessment to seek to identify any environmental issues and structure the related lease accordingly.
Additionally, as a part of our sustainability strategy, we modified our standard lease terms in 2021 to provide us with the right to implement certain sustainability measures directly at our properties and to require our tenants to periodically provide us, at least annually, with information regarding their resource consumption, such as electricity and water usage. We believe that being aware of and, to the extent that we are able, addressing environmental issues are important aspects of maintaining a business that is successful and sustainable over the long-term. Accordingly, we believe that supporting our tenants’ efforts to implement sustainability initiatives enhances their operations and prospects for success and therefore our own.
Since the second quarter of 2021, we have been developing our initial sustainability loan program, which will offer certain tenants the opportunity to receive loans from us, with loan proceeds required to be used by the tenant/borrower for implementing sustainability initiatives at the property or properties leased from us. Improvements that might be funded through the program include, lighting and lighting control systems, HVAC controls, insulation, water efficiency systems, solar energy systems and electric vehicle charging stations. The primary objective of the program is to offer financing to participating tenants to pursue their sustainability goals, which we believe will provide them with benefits, including the potential to reduce their carbon footprints and certain operating costs, and deploying sustainable features that may promote increased brand identity and customer adoption or loyalty.
We are evaluating additional sustainability programs that we may offer tenants designed to promote operating efficiencies that are supportive of environmental sustainability. As our sustainability strategy evolves, we intend to identify “sustainability partners” that may assist us or our participating tenants in evaluating the costs and benefits of sustainability solutions and procuring and implementing/installing sustainability solutions. Additionally, a sustainability partner may assist participating tenants in identifying, applying for and obtaining payments, grants, credits or similar financial incentives related to sustainability solutions financed by us that may be available from utility companies, governmental authorities or other parties. Generally, we expect that any cash payments, grants, credits or similar financial incentives received by the tenant/borrower will be used to repay amounts outstanding under the related sustainability loan.

Our Headquarters. In addition to assisting our tenants with their sustainability initiatives, we recognize that our Company has a direct carbon footprint at space occupied by us that we are committed to reducing. We emphasize sustainability at our corporate headquarters, lease space in a building that is certified under the EPA’s Energy Star certification program and implement sustainability measures that seek to reduce our environmental impact and carbon footprint, such as:
•Using energy efficient lighting and automated lighting control systems;
•Minimizing HVAC and heating run times;
•Maintaining an active single-stream recycling program for paper, plastic and cans;
•Purchasing Energy Star certified computers, monitors and printers;
•Using Energy Star power management settings on our computers and monitors;
•Disposing all ink cartridges utilizing the manufacturer’s recycling program; and
•Providing water dispensing machines and eliminating the use of plastic and styrofoam cups and plastic water bottles.
Social Matters: Company Culture
We seek to provide an engaging, inclusive and safe work environment that promotes the development and retention of employees, and is a competitive advantage in attracting new talent. We are committed to providing our employees with a rewarding work experience that allows for meaningful career development. We strive to offer employees attractive and equitable compensation, regular opportunities to participate in professional development activities, outlets for civic engagement and reasonable accommodations to promote a healthy work/life balance.
We value equal opportunity in the workplace and fair employment practices. We believe diversity encourages innovative thinking and aligns us with our tenants and the community around us. We have a talented and diverse group of employees, and we are committed to maintaining an inclusive and rewarding work environment. Among the programs and benefits that we offer employees are:
•Competitive compensation;
•Medical, dental and vision insurance for all employees and their families;
•A 401(k) plan with a matching contribution;
•Access to a free onsite gym;
•Continuing education reimbursement;
•Paid internship program; and
•Paid vacation, holiday and personal days.
Our commitment to maintaining a positive work environment extends beyond offering attractive compensation and opportunities for professional development. We actively promote a dynamic and inclusive work environment by:
•Fostering employee engagement through weekly and quarterly “all-hands” meetings where corporate achievements and objectives are broadly communicated. All employees are encouraged to provide input into the development of our business and raise suggestions or concerns they may have.
•Team building initiatives, including Company-sponsored sports teams, an annual summer outing and a holiday celebration. We believe that actively promoting a collegial work environment develops a cohesive team and a shared sense of mission, and is an important element of driving long-term success.
•Encouraging civic engagement by supporting local organizations. We encourage our employees to volunteer with local organizations that are meaningful to them, and we support organizations that are important to our employees and our community, such as The Capital Area YMCA, Better Beginnings Child Development Center (an organization that provides affordable childcare for working parents) and Alex’s Lemonade Stand Foundation (an organization that seeks to cure childhood cancer and support families with children battling cancer).
Governance
Our board of directors has adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. These documents are available on our website. We are committed to managing our Company for the benefit of all of our stakeholders and achieving long-term stockholder value. Maintaining effective corporate governance is a critical component of our Company, and key aspects of our governance include:
•Board independence—seven of our eight directors are independent;
•We have an independent non-executive board chairman;
•Each member of the audit, compensation and nominating and corporate governance committees of our board is independent;
•Our independent directors hold regular executive sessions without management;
•We hold annual elections for all our directors;
•We conduct regular assessments of our board and board committees;
•We value periodic board refreshment to promote effective board structure and composition;
•We have implemented a “whistleblower” policy that allows directors, officers and employees to file reports on a confidential and anonymous basis regarding any issue of impropriety, violation of law, violation of corporate or other policies, or unethical business practices;
•Subject to certain exceptions, a majority of our stockholders can amend our bylaws;
•We have adopted a stock ownership policy applicable to our executive officers and directors;
•We have policies that prohibit our officers, directors and employees from hedging our stock, and prohibit our directors and executive officers from pledging or otherwise encumbering our securities as collateral for indebtedness.
One of the key responsibilities of our board of directors is informed oversight of our risk management process. Our board administers this oversight function directly, with support from its three standing committees, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of non-employee, independent directors and addresses risks specific to its respective areas of oversight.
Audit Committee. The principal functions of our Audit Committee include oversight relating to:
•The integrity of our financial statements;
•Our compliance with legal and regulatory requirements;
•The evaluation of the qualifications and independence of our independent registered public accounting firm; and
•The performance of our internal audit function.
The Audit Committee is also responsible for engaging, evaluating, compensating and overseeing an independent registered public accounting firm charged with auditing our financial statements, reviewing with such firm the plans for and results of the audit of our financial statements, approving services that may be provided by the independent registered public accounting firm (including audit and non-audit services), reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.
Compensation Committee. The principal functions of our Compensation Committee include:
•Assisting the independent directors in discharging the board’s responsibilities relating to compensation of the Company’s executive officers and directors and approving individual executive officer compensation intended to attract, retain and appropriately reward employees in order to motivate their performance in the achievement of the Company’s business objectives and align their interests with the long-term interests of the Company’s stockholders; and
•Reviewing and recommending to the board compensation plans, policies and programs.
Nominating and Corporate Governance Committee. The principal functions of our Nominating and Corporate Governance Committee include:
•Identifying, evaluating and recommending individuals qualified to become members of the board;
•Selecting, or recommending that the board select, the director nominees to stand for election at each annual meeting of stockholders or to fill vacancies on the board;
•Developing and recommending to the board a set of corporate governance guidelines applicable to the Company;
•Supporting the Company's commitment to environmental stewardship and sustainability, corporate social responsibility and effective corporate governance; and
•Overseeing the annual performance evaluation of the board and its committees and management.
In addition, the Nominating and Corporate Governance Committee monitors our overall risk management process at an enterprise level, and periodically evaluates various risks and the processes in place to monitor and mitigate such risks, including portfolio risks, operational risks, balance sheet risks and human capital risks. As a part of its oversight function, the Nominating and Corporate Governance Committee also reviews quarterly management reports addressing various environmental, corporate social responsibility and governance matters, and our progress in achieving related objectives.
Insurance
Our tenants are generally contractually required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Our leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, other losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, other losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See "Item 1A. Risk Factor-"Risks Related to Our Business and Properties-Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us."
In addition to being a named insured on our tenants' liability and property insurance policies, we separately maintain commercial insurance policies providing general liability and umbrella coverages associated with our portfolio. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.

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
Environmental Matters
Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances, hazardous waste or petroleum products into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination present at, or emanating from, the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral, and may adversely impact our investment in that property.
Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, the generation and storage of hazardous waste, or that are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products, hazardous waste or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products, hazardous waste, or other hazardous or toxic substances, air emissions, water discharges, hazardous waste generation, and exposure to lead-based paint. Such laws may impose fines or penalties for violations, and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. In addition, as an owner or operator of real estate, we can be liable under common law to third parties for damages and injuries resulting from the presence or release of petroleum products, hazardous waste, or other hazardous or toxic substances present at, or emanating from, the real estate. As a result of the foregoing, we could be materially and adversely affected.
Environmental laws also govern the presence, maintenance and removal of asbestos-containing material ("ACM"). Federal regulations require building owners and those exercising control over a building's management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits under common law by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.
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
Item 1A. Risk Factors.
There are many factors that may adversely affect us, some of which are beyond our control. The occurrence of any of the following risks could materially and adversely impact our financial condition, results of operations, cash flows and liquidity, prospects, the market price of our common stock, and our ability to, among other things, service our debt and to make distributions to our stockholders. Some statements in this report including statements in the following risk factors constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Risks Related to Our Business and Properties
We are subject to risks related to the ownership of commercial real estate that could adversely impact the value of our properties.
Factors beyond our control can affect the performance and value of our properties. Our performance is subject to risks incident to the ownership of commercial real estate, including: the possible inability to collect rents from tenants due to financial hardship, including tenant bankruptcies; changes in local real estate conditions and tenant demand for our properties; changes in consumer trends and preferences that reduce the demand for products and services offered by our tenants; adverse changes in national, regional and local economic conditions; inability to re-lease or sell properties upon expiration or termination of leases; environmental risks; the subjectivity and volatility of real estate valuations and the relative illiquidity of real estate investments compared to many other financial assets, which may limit our ability to modify our portfolio promptly in response to changes in economic or other conditions; changes in laws and governmental regulations, including those governing real estate usage and zoning; acts of God, including natural disasters, which may result in uninsured losses; and acts of war or terrorism, including terrorist attacks.
Adverse changes in the U.S., global and local markets and related economic and supply chain conditions may materially and adversely affect us and the ability of our tenants to make rental payments to us.
Our results of operations, as well as the results of operations of our tenants, are sensitive to changes in U.S., global and local regions or markets that impact our tenants’ businesses. Adverse changes or developments in U.S., global or regional economic or supply chain conditions may impact our tenants’ financial condition, which may adversely impact their ability to make rental payments to us and may also impact their current or future leasing practices. During periods of supply chain disruption or economic slowdown and declining demand for real estate, we may experience a general decline in rents or increased rates of default under our leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and attract new tenants, which may affect our growth, profitability and ability to pay dividends.
Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
The success of our investments is materially dependent on the financial stability and operating performance of our tenants. The success of any one of our tenants is dependent on the location of the leased property, its individual business and its industry, which could be adversely affected by poor management, economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant's products or services or other factors over which neither they nor we have control.
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
Periodically, we have experienced, and we may experience in the future, a decline in the fair value of our real estate assets, resulting in impairment charges that impact our financial condition and results of operations.
A decline in the fair market value of our long-lived assets may require us to recognize an impairment against such assets (as defined by the Financial Accounting Standards Board (“FASB”)) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, the cash flows no longer support the carrying value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for these assets, and the revenues that can be generated from such assets. When such a determination is made, we recognize the estimated unrealized losses through earnings and write down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition, and subsequent dispositions or sales of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated cost of such assets at the time of sale.
Geographic, industry and tenant concentrations reduce the diversity of our portfolio and make us more susceptible to adverse economic or regulatory developments in those areas or industries.
Geographic, industry and tenant concentrations expose us to greater economic or regulatory risks than if we owned a more diverse portfolio. Our business includes substantial holdings in the following states as of December 31, 2021 (based on annualized base rent): Texas (13.6%), Ohio (6.9%), Georgia (6.8%), Florida (6.6%) and Wisconsin (4.6%). We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we own substantial assets (or in which we may develop a substantial concentration of assets in the future), such as COVID-19 pandemic surges and measures intended to mitigate its spread, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations. As of December 31, 2021, leases representing approximately 20.3% of our annualized base rent were with tenants in industries that have been particularly adversely affected by the COVID-19 pandemic, including casual and family dining (8.6% of annualized base rent), health and fitness (4.6% of annualized base rent), entertainment (4.5% of annualized base rent), movie theaters (1.7% of annualized base rent) and home furnishings (0.8% of annualized base rent). Accordingly, to the extent the pandemic measures intended to mitigate its spread or changed consumer preferences continue to adversely affect these industries, our tenants in these industries could fail to meet their obligations to us, and we could be required to provide further tenant concessions.
As of December 31, 2021, our five largest tenants contributed 11.3% of our annualized base rent, and our ten largest tenants contributed 19.7% of our annualized base rent. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, and prospects.
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
The vast majority of our properties are leased to unrated tenants whose credit is evaluated through our internal underwriting and credit analysis. Substantially all of our tenants are required to provide financial information to us periodically or, in some instances, at our request. As of December 31, 2021, leases contributing 98.5% of our annualized base rent required tenants to provide us with specified unit-level financial information and leases contributing 98.6% of our annualized base rent required tenants to provide us with corporate-level financial information.
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
Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring and leasing vacant space. As of December 31, 2021, our occupancy was 99.9% and leases representing approximately 0.2% of our annualized base rent as of such date will expire prior to 2023. Current tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.
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
Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. As of December 31, 2021, the largest industries in our portfolio were restaurants (including quick service and casual and family dining), early childhood education, medical and dental services, car washes, automotive services, convenience stores, health and fitness and entertainment (including movie theaters) . As of December 31, 2021, tenants operating in those industries represented approximately 84.7% of our annualized base rent. EquipmentShare, Captain D's, Applebee's, WhiteWater Express Car Wash, Mister Car Wash, Spare Time, The Nest Schools, Circle K, Festival Foods and AMC represent the largest concepts in our portfolio. These types of businesses were severely affected by the COVID-19 pandemic, principally due to store closures or limitations on operations (which may be government-mandated or voluntary) and reduced economic activity. While restrictions have generally been lifted and many of our tenants' businesses have generally recovered from pandemic-induced declines, it is unclear if restrictions will be reinstituted in the future. The success of most of these businesses depends on the willingness of consumers to physically patronize their businesses and use discretionary income to purchase their products or services. To the extent the COVID-19 pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. Additional adverse economic conditions and other developments that discourage consumer spending, such as high unemployment levels, wage stagnation, interest rates, inflation, tax rates and fuel and energy costs, may have an impact on the results of operations and financial conditions of our tenants and their ability to pay rent to us.
Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.
Our leases often provide for periodic contractual rent escalations. As of December 31, 2021, leases contributing 98.6% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.6% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 3.7% of our rent escalators relate to an increase in the CPI over a specified period. During periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based on higher fixed percentages or amounts. Conversely, during periods of relatively high inflation, fixed rate rent increases may be lower than the rate of inflation, resulting in a deterioration of the real return on our assets.
Inflation may materially and adversely affect us and our tenants.
While our tenants are generally obligated to pay property-level expenses relating to the properties they lease from us (e.g., maintenance, insurance and property taxes), we incur other expenses, such as general and administrative expense, interest expense relating to our debt (some of which bears interest at floating rates) and carrying costs for vacant properties. These expenses would increase in an inflationary environment, and such increases may exceed any increase in revenue we receive under our leases. Additionally, increased inflation may have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect the tenants' ability to pay rent owed to us and meet other lease obligations, such as paying property taxes and insurance and maintenance costs.
Some of our tenants operate under franchise or license agreements, and, if they are terminated or not renewed prior to the expiration of their leases with us, that would likely impair their ability to pay us rent.
As of December 31, 2021, tenants contributing 13.3% of our annualized base rent operated under franchise or license agreements. Often, our tenants’ franchise or license agreements have terms that end prior to the expiration dates of the properties they lease from us. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.
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
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant's lease or leases or force us to “take back” a property as a result of a default or a rejection of a lease by a tenant in bankruptcy. Bankruptcy risk is more acute in situations where we lease multiple properties to a tenant pursuant to a master lease. If a tenant becomes bankrupt, the automatic stay created by the bankruptcy will prohibit us from collecting pre-bankruptcy debts from that tenant, or from its property, or evicting such tenant based solely upon such bankruptcy or insolvency, unless we obtain an order permitting us to do so from the bankruptcy court. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a property whose lease is terminated or rejected in a bankruptcy proceeding on comparable terms (or at all) or to sell any such property. As a result, a significant number of tenant bankruptcies may materially and adversely affect us.
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
Defaults by borrowers on loans we hold could lead to losses.
We make mortgage and other loans, which may be unsecured, to extend financing to tenants at certain of our properties. A default by a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral. Where collateral is available, foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party's default. In the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property.
We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we seek.
Growth through property acquisitions is a primary element of our strategy. Our ability to expand through acquisitions requires us to identify, finance and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully finance and integrate newly acquired properties into our portfolio, which may be constrained by the following significant risks: we face competition from other real estate investors, some of which have greater economies of scale, lower costs of capital, access to more financial resources and greater name recognition than we do, a greater ability to borrow funds and the ability to accept more risk than we can prudently manage, which may significantly reduce our acquisition volume or increase the purchase price for property we acquire, which could reduce our growth prospects; we may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a tenant, in which case our ability to profitably grow our company will decrease; we may fail to have sufficient capital resources to complete acquisitions or our cost of capital could increase; we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete; we may acquire properties that are not accretive to our results upon acquisition; our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property; we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto; we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; we may obtain only limited warranties when we acquire a property, including properties purchased in “as is” condition on a “where is” basis and “with all faults,” without warranties of merchantability or fitness for a particular purpose and pursuant to purchase agreements that contain only limited warranties, representations and indemnifications that survive for only a limited period after the closing. If any of these risks are realized, we may be materially and adversely affected.
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
In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Accordingly, we will not be able to fund all of our future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on external third-party sources to fund a portion of our capital needs. Our access to debt and equity capital, and the cost thereof, depends, on many factors, including general market conditions, interest rates, inflation, the market's perception of our growth potential, our debt levels, our current and expected future earnings, our cash flow and cash distributions, and the market price of our common stock. The COVID-19 pandemic has significantly and adversely impacted global, national, regional and local economic activity and has contributed to significant volatility and negative pressure in the financial markets.
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
Our ability to operate our business and grow our portfolio depend, in large part, upon the efforts of our senior executive team. Several of our executives have extensive experience and strong reputations in the real estate industry and have been important in setting our strategic direction, operating our business, assembling and growing our portfolio, identifying, recruiting and training key personnel, and arranging necessary financing. In particular, relationships that these individuals have with financial institutions and existing and prospective tenants are important to our growth and the success of our business. The loss of services of one or more members of our senior management team, including due to the adverse health effects of the COVID-19 pandemic, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.
The COVID-19 pandemic has materially and adversely impacted our business and could further affect our financial condition, results of operations, cash flows and liquidity, prospects, access to and costs of capital, the trading price of our common stock and our ability to service our debt and make distributions to our stockholders.
The impact of the COVID-19 pandemic and its resurgences continue to rapidly evolve, and many states and cities, including many of those where we own properties, have instituted and may reinstitute lockdowns, quarantines, restrictions on travel, “shelter in place” rules, school closures and/or restrictions on the types of businesses that may continue to operate or limitations on certain business operations. These actions and the resulting decline in economic activity and consumer confidence severely impaired the ability of many of our tenants to operate their businesses and meet their obligations to us, including rental payment obligations. While restrictions have generally been lifted and many of our tenants’ businesses have generally recovered from pandemic-induced declines, it is unclear if restrictions will be reinstituted, in whole or in part, in response to future surges or waves of the pandemic, including the Delta and Omicron variants.
Since the onset of the pandemic, we have granted several of our tenants rent deferrals or other concessions. These rent deferrals were negotiated on a tenant-by-tenant basis and, in general, allow a tenant to defer all or a portion of its rent for a specified period, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. Our tenants have generally been performing under their deferral agreements, however, it is possible that the existing deterioration, or further deterioration, in our tenants’ ability to operate their businesses, caused by the COVID-19 pandemic or otherwise, will cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent) or to request further rent deferrals or other concessions. This would become more likely if the COVID-19 pandemic intensifies with a new variant, such as Omicron, or persists for a prolonged period or if there is an economic shut down; if the United States enters into a recessionary period or if reduced consumer confidence further weakens economic activity; or if ongoing vaccination efforts are unsuccessful or delayed. To the extent the pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. The rent deferrals reduce our cash flow from operations, reduce our cash available for distribution and adversely affect our ability to service our debt and make cash distributions to common stockholders. Furthermore, if tenants are unable to pay their deferred rent, we will not receive cash in the future in accordance with our expectations. In addition to COVID-19’s impact on our rental revenues, it has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, restructure or terminate leases and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case basis. Similarly, to the extent the pandemic leads to decreased occupancy, it would further increase our property-level costs, as we would be responsible for costs that would otherwise be borne by our tenants under triple-net leases. These factors could also cause the value of our properties to be impaired.
The COVID-19 pandemic has significantly and adversely impacted global, national, regional and local economic activity and has contributed to significant volatility and negative pressure in the financial markets. The market price of our common stock on the NYSE has experienced significant volatility since the outbreak of the COVID-19 pandemic. Similarly, the availability and pricing of debt and equity capital has become increasingly volatile. Accordingly, we could experience difficulty accessing debt and equity capital on attractive terms, or at all, which would adversely affect our ability to grow our business, conduct our operations or address maturing liabilities. Similarly, the deterioration in access to capital is likely adversely affecting our tenants’ abilities to finance their businesses and reducing their liquidity, which reduces their ability to meet their obligations to us.
The financial impact of the COVID-19 pandemic could negatively impact our future compliance with some of the financial covenants relating to our credit facility, term loans and notes, some of which depend, in part, on the net operating income generated by certain of our properties or our EBITDA. Non-compliance would preclude us from borrowing further under our credit facility and, under certain circumstances, could result in an event of default and an acceleration of such indebtedness and, possibly, other indebtedness through cross-default provisions. Additionally, to the extent the COVID-19 pandemic intensifies or persists for a prolonged period of time, it is possible that we will be required to record significant further impairment charges to the value of our real estate assets.

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
In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior and other areas that impact the business environment in the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which we own properties may require us to invest additional capital in our properties. In addition, the impact of climate change on businesses operated by our tenants is not reasonably determinable at this time. Climate change may impact weather patterns, the occurrence of significant weather events and rising sea levels, which could impact economic activity or the value of our properties in specific markets. The occurrence of any of these events or conditions may adversely impact our ability to lease our properties, including our or our tenants’ ability to obtain property insurance on acceptable terms, which would materially and adversely affect us.
Risks Related to Our Indebtedness
As of December 31, 2021, we had $1.2 billion of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.
As of December 31, 2021, we had $1.2 billion of indebtedness outstanding. This indebtedness consisted of $144.0 million of borrowings under our Revolving Credit Facility, $630.0 million of combined borrowings under the April 2019 Term Loan and the November 2019 Term Loan and $400.0 million outstanding principal amount of 2031 Notes. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs, including funding our investment program, or to make the distributions to our common stockholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to make our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to consummate investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of the debt being refinanced; because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense; we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of our hedge agreements, we will be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations, we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross-default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us.

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
Though we currently do not have any secured debt, we have raised debt through senior unsecured debt securities and secured indebtedness. In the future, we may choose to raise debt through secured or unsecured financings. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. No assurance can be given that we will have access to the capital markets in the future at times and on terms that are acceptable to us, whether to refinance existing debt or to raise additional debt capital.
A downgrade in our credit ratings could have a material adverse effect on our business and financial condition.
The credit ratings assigned to us and our debt, which are subject to ongoing evaluation by the rating agencies who have published them, could change based upon, among other things, our historical and projected business, prospects, liquidity, results of operations and financial condition, or the real estate industry generally. If any credit rating agency downgrades or lowers our credit rating, places any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise publishes a negative outlook for that rating, it could materially adversely affect the market price of our debt securities and possibly our common stock, and generally the cost and availability of our capital.
We have engaged in hedging transactions and may engage in additional hedging transactions in the future; such transactions may materially and adversely affect our results of operations and cash flows.
We use hedging strategies, in a manner consistent with the REIT qualification requirements, in an effort to reduce our exposure to changes in interest rates. As of December 31, 2021, we were party to eight interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $630.0 million that are designated as cash flow hedges and designed to effectively fix the LIBOR component of the interest rate on the debt outstanding under our term loans. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions and may materially and adversely affect our business by increasing our cost of capital and reducing the net returns we earn on our portfolio.
LIBOR is being discontinued as a floating rate benchmark; Secured Overnight Financing Rate (“SOFR”) is expected to replace LIBOR as the principal floating rate benchmark; the LIBOR discontinuation has affected and will continue to affect financial markets generally and may also affect our operations specifically.
The LIBOR discontinuation has affected and will continue to affect financial markets generally.
LIBOR is being discontinued as a floating rate benchmark. The date of discontinuation will vary depending on the LIBOR currency and tenor. LIBOR has been the principal floating rate benchmark in the financial markets, and its discontinuation has affected and will continue to affect the financial markets generally and may also affect our operations specifically.
The UK Financial Conduct Authority (the “FCA”), which is the regulator of the LIBOR administrator, has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative. Those dates are: (i) June 30, 2023, in the case of the principal U.S. dollar LIBOR tenors

(overnight and one-, three-, six- and 12-month); and (ii) December 31, 2021, in all other cases (i.e., one week and two month U.S. dollar LIBOR and all tenors of non-U.S. dollar LIBOR).
Accordingly, many existing LIBOR obligations will transition to another benchmark after June 30, 2023 or, in some cases, after December 31, 2021. However, those transition dates may occur earlier (including as a result of the particular contractual terms for a given contract). For some existing LIBOR-based obligations, the contractual consequences of the discontinuation of LIBOR may not be clear.
The FCA and certain U.S. regulators have stated that, despite expected publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Regulators have also stated that, for certain purposes, market participants should transition away from U.S. dollar LIBOR sooner. Regulatory authorities and legislative bodies have taken other actions related to the LIBOR discontinuation and are expected to continue to do so. There is no assurance as to the consequences of any such statements and other actions.
Although the foregoing reflects the likely timing of the LIBOR discontinuation and certain consequences, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published until any particular date or in any particular form, and there is no assurance regarding the consequences of the LIBOR discontinuation.
SOFR is expected to replace LIBOR as the principal floating rate benchmark in the financial markets.
In the United States, there have been efforts to identify alternative reference interest rates for U.S. dollar LIBOR. The cash markets have generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”), which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York (“FRBNY”). The ARRC has recommended that U.S. dollar LIBOR be replaced by rates based on the Secured Overnight Financing Rate (“SOFR”) plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR. For purposes of the following discussion, the term “LIBOR” refers solely to U.S. dollar LIBOR.
SOFR has a limited history.
SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates.
There are important differences between SOFR and LIBOR; various SOFR-based rates are expected to develop.
SOFR-based rates will differ from LIBOR, and the differences may be material. SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. SOFR is calculated by the FRBNY based on transaction-level repo data collected from various sources. For each trading day, SOFR is calculated as a volume-weighted median rate derived from such data.
Because SOFR is a financing rate based on overnight secured funding transactions, it differs fundamentally from LIBOR. LIBOR is intended to be an unsecured rate that represents interbank funding costs for different short-term tenors. It is a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR is intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is a secured overnight rate reflecting the credit of U.S. Treasury securities as collateral. Thus, it is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. SOFR has been more volatile than other benchmark or market rates, such as three-month LIBOR, during certain periods.
It is expected that more than one SOFR-based rate will be used in the financial markets. Like LIBOR, some SOFR-based rates will be forward-looking term rates; other SOFR-based rates will be intended to resemble rates for term structures through their use of averaging mechanisms applied to rates from overnight transactions, as in the case of “simple average” or “compounded average” SOFR.
Different kinds of SOFR-based rates will result in different interest rates. Mismatches between SOFR-based rates, and between SOFR-based rates and other rates, may cause economic inefficiencies, particularly if market participants seek to hedge one kind of SOFR-based rate by entering into hedge transactions based on another SOFR-based rate or another rate.

For these reasons, among others, there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will be a suitable substitute for LIBOR.
Various non-SOFR-based rates may also develop, which may create various risks.
There are non-LIBOR forward-looking floating rates that are not based on SOFR and that may be considered by participants in the financial markets as LIBOR alternatives. Unlike forward-looking SOFR-based term rates, such rates reflect a bank credit spread component. It is not clear how such non-SOFR rates, and other non-SOFR rates, will develop and to what extent they will be used. Concerns about market depth and stability could affect the development of non-SOFR-based term rates, and such rates may create various risks, whether or not similar to the risks relating to SOFR.
There is uncertainty as to how floating rate obligations will develop as result of the replacement of LIBOR by other floating rates and as to the effects on us.
Non-LIBOR floating rate obligations, including SOFR-based obligations, may have returns and values that fluctuate more than those of floating rate obligations that are based on LIBOR or other rates. Also, because SOFR and some alternative floating rates are relatively new market indexes, markets for certain non-LIBOR obligations may never develop or may not be liquid. Market terms for non-LIBOR floating rate obligations, such as the spread over the index reflected in interest rate provisions, may evolve over time, and prices of non-LIBOR floating rate obligations may be different depending on when they are issued and changing views about correct spread levels.
Resulting changes in the financial markets may adversely affect financial markets generally and may also adversely affect our operations specifically, particularly as financial markets transition away from LIBOR.
Our debt financing agreements contain restrictions and covenants which may limit our ability to enter into, or obtain funding for, certain transactions, operate our business or make distributions to our common stockholders.
Our debt financing agreements contain financial and other covenants with which we are required to comply and that limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional or replacement debt financing, could cause us to have to forego investment opportunities, reduce or eliminate distributions to our common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. The covenants impose limitations on, among other things, our ability to incur additional indebtedness, encumber assets and pay distributions to our stockholders under certain circumstances (subject to certain exceptions relating to our qualification as a REIT under the Code). In addition, these agreements have cross-default provisions that generally result in an event of default if we default under other material indebtedness.
The covenants and other restrictions under our debt agreements may affect, among other things, our ability to: incur indebtedness; create liens on assets; cause our subsidiaries to distribute cash to us to fund distributions to stockholders or to otherwise use in our business; (see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt”); sell or substitute assets; modify certain terms of our leases; manage our cash flows; and make distributions to equity holders, including our common stockholders.
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
Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may, among other things: discourage a tender offer or other transaction or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law (“MGCL”), (b) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.
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
As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, if actions taken by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited. In addition, our charter requires us to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.
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
We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018, and we believe that our current organization and operations have allowed and will continue to allow us to qualify as a REIT. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we will remain qualified as a REIT in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because: we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at the corporate rate; we also could be subject to increased state and local taxes; and unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
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
To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times.
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
The decision to declare and pay distributions on our common stock, as well as the form, timing and amount of any such future distributions, is at the sole discretion of our board of directors and depends upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could have a material adverse effect on the market price of our common stock.
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
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor (such as OP Units), or the perception that such sales might occur, could adversely affect the market price of our common stock. Additionally, such sales would dilute the voting power and ownership interest of existing common stockholders. Our charter provides that we may issue up to 500,000,000 shares of common stock, and a majority of our entire board of directors has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2021, we had 124,649,053 shares of common stock outstanding and 553,847 OP Units outstanding (excluding OP Units held directly or indirectly by us). The currently outstanding OP Units are primarily held by members of our management team. OP Units are generally redeemable for cash or, at our election, shares of common stock on a one-for-one basis, which may result in stockholder dilution. In the future we may acquire properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions. As of December 31, 2021, 1,692,266 shares remain available for issuance under our 2018 Incentive Plan.
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
In connection with our ongoing monitoring of our internal control over financial reporting or audits of our financial statements, we or our auditors may identify deficiencies in our internal control over financial reporting that may be significant or rise to the level of material weaknesses. Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures or to timely effect any necessary improvements to such controls, could harm our operating results or cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, ineffective internal control over financial reporting or disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our Real Estate Investment Portfolio
As of December 31, 2021, we had a portfolio of 1,451 properties, inclusive of 126 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, industry and geography and had annualized base rent of $242.9 million. Our 311 tenants operate 433 different concepts in 16 industries across 46 states. None of our tenants represented more than 3.3% of our annualized base rent at December 31, 2021 and our top ten largest tenants represented 19.7% of our annualized base rent as of that date.
Diversification by Tenant
As set forth below, as of December 31, 2021, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts they operate as of December 31, 2021 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Equipmentshare.com Inc.	EquipmentShare	26	$7,898	3.3%
Captain D's, LLC	Captain D's	75	5,269	2.2%
Whitewater Holding Company, LLC	WhiteWater Express Car Wash	16	4,892	2.0%
Cadence Education, LLC	Various	23	4,844	2.0%
Mammoth Holdings, LLC	Various	17	4,455	1.8%
Car Wash Partners, Inc.	Mister Car Wash	13	4,393	1.8%
Bowl New England, Inc.	Spare Time	6	4,367	1.8%
The Nest Schools, Inc.	The Nest Schools	17	3,952	1.6%
GB Auto Service, Inc.	Various	19	3,862	1.6%
Mac's Convenience Stores, LLC(3)	Circle K	34	3,797	1.6%
Top 10 Subtotal		246	47,729	19.7%
Other		1,204	195,146	80.3%
Total		1,450	$242,875	100.0%
 __________________________________________
(1)Represents tenant or guarantor.
(2)Excludes one vacant property.
(3)Includes properties leased to a subsidiary of Alimentation Couche Tard Inc.
As of December 31, 2021, our five largest tenants, who contributed 11.3% of our annualized base rent, had a rent coverage ratio of 6.8x, and our ten largest tenants, who contributed 19.7% of our annualized base rent, had a rent coverage ratio of 5.1x.
As of December 31, 2021, 94.5% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Diversification by Concept
Our tenants operate their businesses through 433 concepts (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of December 31, 2021 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$7,898	3.3%	26	491,658
Captain D's	Service	6,371	2.6%	87	225,254
Applebee's	Service	5,396	2.2%	37	183,214
WhiteWater Express Car Wash	Service	4,892	2.0%	16	77,746
Mister Car Wash	Service	4,393	1.8%	13	54,621
Spare Time	Experience	4,367	1.8%	6	272,979
The Nest Schools	Service	3,952	1.6%	17	217,282
Circle K	Service	3,875	1.6%	35	130,975
Festival Foods	Retail	3,671	1.5%	4	310,871
AMC	Experience	3,539	1.5%	5	240,672
Top 10 Subtotal		48,354	19.9%	246	2,205,272
Other		194,521	80.1%	1,204	11,264,176
Total		$242,875	100.0%	1,450	13,469,448
 ______________________________________
(1)Excludes one vacant property.

Diversification by Industry
Our tenants' business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2021 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Early Childhood Education	Service	$35,514	14.6%	159	1,681,487	$20.84
Quick Service	Service	30,094	12.4%	362	993,825	30.15
Medical / Dental	Service	29,008	11.9%	174	1,199,502	24.25
Car Washes	Service	26,744	11.0%	94	456,057	57.55
Automotive Service	Service	21,457	8.8%	160	1,085,290	19.77
Convenience Stores	Service	15,580	6.4%	100	578,844	26.92
Casual Dining	Service	15,310	6.3%	134	524,676	29.18
Equipment Rental and Sales	Service	9,816	4.0%	41	699,047	13.82
Family Dining	Service	5,663	2.3%	37	220,106	25.73
Other Services	Service	5,306	2.2%	24	292,129	18.79
Pet Care Services	Service	5,361	2.2%	48	395,905	15.66
Service Subtotal		199,853	82.3%	1,333	8,126,868	24.64
Health and Fitness	Experience	11,225	4.6%	27	1,087,279	10.38
Entertainment	Experience	10,935	4.5%	25	800,922	12.97
Movie Theatres	Experience	4,170	1.7%	6	293,206	14.22
Experience Subtotal		26,330	10.8%	58	2,181,407	11.85
Grocery	Retail	8,637	3.6%	27	1,272,431	6.79
Home Furnishings	Retail	2,048	0.8%	4	217,339	9.42
Retail Subtotal		10,685	4.4%	31	1,489,770	7.17
Building Materials	Industrial	3,801	1.6%	23	1,257,017	3.02
Other Industrial	Industrial	2,206	0.9%	5	414,386	5.32
Industrial Subtotal		6,007	2.5%	28	1,671,403	3.59
Total/Weighted Average		$242,875	100.0%	1,450	13,469,448	$17.99
 ____________________________________________________
(1)Excludes one vacant property.
(2)Excludes properties with no annualized base rent and properties under construction.
As of December 31, 2021, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 1.7x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.5x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 16.5x.

Diversification by Geography
Our 1,451 property locations are spread across 46 states. The following table details the geographical locations of our properties as of December 31, 2021 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$33,048	13.6%	177	1,694,868
Ohio	16,838	6.9%	101	977,158
Georgia	16,590	6.8%	109	629,926
Florida	15,983	6.6%	69	736,151
Wisconsin	11,280	4.6%	49	685,402
North Carolina	9,583	4.0%	52	581,450
Arkansas	8,393	3.5%	60	470,809
Michigan	8,278	3.4%	52	903,768
Arizona	7,551	3.1%	43	384,058
Alabama	7,358	3.0%	50	458,898
Missouri	7,015	2.9%	46	644,295
Oklahoma	6,335	2.6%	42	402,981
Massachusetts	6,132	2.5%	29	406,159
Minnesota	6,109	2.5%	35	464,052
Illinois	5,666	2.3%	33	240,344
Colorado	5,410	2.2%	26	236,068
Tennessee	5,349	2.2%	44	215,332
South Carolina	5,105	2.1%	32	341,855
Pennsylvania	4,760	2.0%	29	241,291
New York	4,578	1.9%	39	185,923
Mississippi	4,260	1.8%	40	150,860
Iowa	4,055	1.7%	25	169,764
California	3,712	1.5%	21	203,658
Kentucky	3,710	1.5%	35	190,330
New Jersey	3,575	1.5%	18	118,613
New Mexico	3,246	1.3%	21	126,699
Kansas	3,098	1.3%	21	154,069
Connecticut	2,978	1.2%	13	217,985
Indiana	2,796	1.2%	23	189,779
Virginia	2,558	1.1%	12	203,636
Nevada	2,409	1.0%	8	80,358
South Dakota	2,379	1.0%	9	124,912
Maryland	1,948	0.8%	8	68,324
Louisiana	1,890	0.8%	11	80,537
West Virginia	1,777	0.7%	25	77,083
Washington	1,673	0.7%	11	87,243
Oregon	1,116	0.5%	6	124,931
Nebraska	958	0.4%	10	32,985
Utah	933	0.4%	2	67,659
New Hampshire	621	0.3%	7	52,972
Maine	500	0.2%	1	32,115
Wyoming	436	0.2%	2	14,001
Idaho	393	0.2%	1	35,433
Alaska	242	0.1%	2	6,630
Rhode Island	163	0.1%	1	5,800
Vermont	88	—%	1	2,674
Total	$242,875	100.0%	1,451	13,519,838

Lease Expirations
As of December 31, 2021, the weighted average remaining term of our leases was 14.0 years (based on annualized base rent), with only 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2027. The following table sets forth our lease expirations for leases in place as of December 31, 2021 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2022	$490	0.2%	5	3.0x
2023	1,489	0.6%	16	2.8x
2024	4,847	2.0%	47	4.7x
2025	2,335	1.0%	20	2.0x
2026	3,914	1.6%	26	2.8x
2027	4,511	1.9%	28	2.7x
2028	4,342	1.8%	15	1.7x
2029	5,698	2.3%	78	4.3x
2030	4,356	1.8%	48	4.0x
2031	14,839	6.1%	88	2.8x
2032	8,935	3.7%	33	5.4x
2033	8,174	3.4%	27	3.3x
2034	26,764	11.0%	207	7.1x
2035	14,101	5.8%	96	3.0x
2036	39,627	16.3%	186	3.0x
2037	9,486	3.9%	58	7.8x
2038	12,743	5.2%	77	2.0x
2039	22,261	9.2%	121	3.7x
2040	31,888	13.1%	160	2.7x
2041	21,032	8.7%	113	2.5x
Thereafter	1,043	0.4%	1	3.1x
Total/Weighted Average	$242,875	100.0%	1,450	3.7x
 _______________________________________________________________
(1)Expiration year of contracts in place as of December 31, 2021, excluding any tenant option renewal periods that have not been exercised.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NYSE under the symbol "EPRT". As of February 11, 2022, there were 158 holders of record of the 125,605,199 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Distributions
We have made and intend to continue to make quarterly cash distributions to our common stockholders. In particular, in order to maintain our qualification for taxation as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. However, any future distributions will be at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under the Revolving Credit Facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends. Agreements relating to our indebtedness, including our revolving and term loan credit facilities, limit and, under certain circumstances, could eliminate our ability to make distributions.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt."
We have determined that, for federal income tax purposes, approximately 69.4% of the distributions paid for the 2021 tax year represented taxable income and 30.6% represented a return of capital.
Issuer Purchases of Equity Securities
During the year ended December 31, 2021, the Company did not repurchase any of its equity securities.
Stock Performance Graph
The following performance graph and related table compare, for the period from June 21, 2018 (the first day our common stock was traded on the NYSE) through December 31, 2021, the cumulative total stockholder return on our common stock with that of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the FTSE NAREIT All Equity REITs index ("FNER"). The graph and related table assume $100.00 was invested on June 21, 2018 and assumes the reinvestment of all dividends. The historical stock price performance reflected in the graph and related table is not necessarily indicative of future stock price performance.

Essential Properties Realty Trust, Inc.

Ticker / Index	6/21/2018	6/30/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021
EPRT	100.00	99.27	103.16	153.26	193.63	119.31	175.07	228.11	245.86
S&P 500	100.00	98.86	92.65	112.12	126.83	121.72	147.49	168.77	187.69
FNER	100.00	101.35	94.04	110.07	116.57	97.92	105.02	127.84	146.21
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
Item 6. Reserved.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of December 31, 2021, 93.1% of our $242.9 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2021 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
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
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2021, we had a portfolio of 1,451 properties (inclusive of 126 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $242.9 million and was 99.9% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of December 31, 2021, our portfolio was 99.9% occupied by 311 tenants operating 433 different brands, or concepts, in 16 industries across 46 states, with none of our tenants contributing more than 3.3% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of December 31, 2021, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2027. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2021, approximately 89.1% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of December 31, 2021, 61.3% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of December 31, 2021, 98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of December 31, 2021, our average investment per property was $2.3 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2021, our portfolio’s weighted average rent coverage ratio was 3.7x, and 98.5% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce businesses. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of December 31, 2021, we had a portfolio of 1,451 properties, with annualized base rent of $242.9 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 311 tenants operating 433 different concepts across 46 states and in 16 distinct industries. None of our tenants contributed more than 3.3% of our annualized base rent as of December 31, 2021, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience- based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of December 31, 2021, 93.1% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
•We believe that our portfolio’s diversity and our rigorous underwriting decrease the impact on us of an adverse event affecting a specific tenant, industry or region, and our focus on leasing to tenants in industries that we believe are well-positioned to withstand competition from e-commerce businesses increases the stability and predictability of our rental revenue.
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
Disciplined Underwriting Leading to Strong Portfolio Characteristics. We generally seek to invest in single assets or portfolios of assets through transactions which range in aggregate purchase price from $2 million to $50 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks.

Experienced and Proven Management Team. Our senior management has significant experience in the    net-lease industry and a track record of growing net-lease businesses to significant scale.
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of December 31, 2021, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 85.2% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 86.2% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, actively evaluate credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2021, leases contributing 98.5% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.6% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of December 31, 2021, exclusive of the Initial Portfolio, 85.2% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions and 86.2% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of December 31, 2021, exclusive of the Initial Portfolio, approximately 41.5% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-

net leases that provide for periodic contractual rent escalations. As of December 31, 2021, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2027, and 98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our quarterly investment activity for the quarters ended March 31, 2020 through December 31, 2021 (dollars in thousands):

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment volume	$197,816	$223,186	$230,755	$322,203
Number of transactions	22	34	31	55
Property count	74	94	85	96
Avg. investment per unit	$2,650	$2,354	$2,676	$3,230
Cash cap rates [1]	7.0%	7.1%	7.0%	6.9%
GAAP cap rates [2]	7.9%	7.8%	7.9%	7.8%
Master lease percentage [3,4]	79%	83%	80%	59%
Sale-leaseback percentage [3,5]	85%	88%	84%	96%
Percentage of financial reporting [3]	100%	100%	100%	98%
Rent coverage ratio	3.0x	2.7x	2.8x	3.0x
Lease term (in years)	16.1	13.5	16.4	16.3

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment volume	$167,490	$42,369	$148,877	$244,078
Number of transactions	32	11	19	33
Property count	63	13	50	108
Avg. investment per unit	$2,551	$2,870	$2,866	$2,218
Cash cap rates [1]	7.1%	7.4%	7.1%	7.1%
GAAP cap rates [2]	8.0%	8.1%	7.9%	7.7%
Master lease percentage [3,4]	54%	68%	79%	89%
Sale-leaseback percentage [3,5]	88%	100%	92%	88%
Percentage of financial reporting [3]	100%	100%	100%	100%
Rent coverage ratio	2.7x	4.3x	2.8x	3.6x
Lease term (in years)	16.1	16.7	17.6	16.3
_____________________________________
(1)    Cash annualized base rent for the first full month after the investment divided by the gross investment in the property plus transaction costs.
(2)    GAAP rent and interest income for the first twelve months after the investment divided by the gross investment in the property plus transaction costs.
(3)    As a percentage of annualized base rent.
(4)    Includes investments in mortgage loans receivable collateralized by more than one property.
(5)    Includes investments in mortgage loans receivable made in support of sale-leaseback transactions.

The following table sets forth select information about our quarterly disposition activity for the quarters ended December 31, 2021 through March 31, 2020 (dollars in thousands):

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Disposition volume[1]	$25,197	$19,578	$10,089	$4,466
Cash cap rate on leased assets [2]	7.1%	7.1%	6.5%	6.0%
Leased properties sold [3]	15	6	11	2
Vacant properties sold [3]	1	1	—	—

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Disposition volume[1]	$19,571	$3,420	$19,595	$39,042
Cash cap rate on leased assets [2]	7.1%	6.8%	7.0%	7.4%
Leased properties sold [3]	10	3	11	21
Vacant properties sold [3]	—	—	3	2
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
COVID-19 Pandemic Discussion
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. For much of 2020, the global spread of COVID-19 created significant uncertainty and economic disruption, which has appears to have subsided over the course of 2021, primarily due to the widespread availability of multiple vaccines. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and variants of the virus, such as Delta and Omicron, and vaccine hesitancy in certain areas could erode the progress that has been made against the virus, or exacerbate or prolong the impact of the pandemic. Conditions similar to those experienced in 2020, at the height of the pandemic, could return should the vaccinations prove ineffective against future variants of the virus. Should the impact of a variant of the virus cause conditions to occur that are similar to those experienced in 2020, uncertainty, disruption and instability in the macro-economic environment could occur and government restrictions could force our tenants' businesses to shut-down or limit their operations, which would adversely impact our operations, our financial condition, our liquidity and our prospects. Further, the extent and duration of any such conditions cannot be predicted with any reasonable certainty.
We continue to monitor the ongoing developments surrounding COVID-19 on all aspects of our business, including our portfolio and the creditworthiness of our tenants. In 2020, we entered into deferral agreements with certain of our tenants and recognized contractual base rent related to these agreements as a component of rental revenue in our consolidated statements of operations for 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allowed a tenant to defer all or a portion of their rent for a portion of 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. While our tenants' businesses and operations have largely returned to pre-pandemic levels, any new developments that cause a deterioration, or further deterioration, in our tenants’ ability to operate their businesses, or delays in the supply of products or services to our tenants from vendors required to operate their businesses, could cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this would increase if variants of COVID-19, such as Delta and Omicron, intensify or persist for a prolonged period. Additionally, whether the pandemic has caused a material secular change in consumer behavior is not yet determinable or evident as it pertains to the patronage of service-based and/or experience-based businesses, but should changes occur that are material, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. During the deferral period, the deferral agreements reduced our cash flow from operations, reduced our cash available for distribution and adversely affected our ability to make cash distributions to common stockholders. If tenants are unable to repay their deferred rent, we will not receive cash in the future in accordance with our expectations.

Liquidity and Capital Resources
As of December 31, 2021, we had $3.2 billion of net investments in our investment portfolio, consisting of investments in 1,451 properties (inclusive of 126 properties which secure our investments in mortgage loans receivable), with annualized base rent of $242.9 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy level of our portfolio is high (99.9% as of December 31, 2021) and, because substantially all of our leases are triple-net (with our tenants generally responsible for the maintenance, insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant because the tenant has vacated the property due to default or at the expiration of the lease term without a renewal or new lease being executed, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of December 31, 2021, only one of our properties was vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 40 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of December 31, 2021, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $116.9 million, and, as of such date, we funded $52.4 million of this commitment. We expect to fund the remainder of this commitment by December 31, 2022.
Additionally, as of February 11, 2022, we were under contract to acquire 8 properties with an aggregate purchase price of $15.0 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility, and potentially through proceeds generated from our 2021 ATM Program, which has $161.5 million remaining under the program.
Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future debt financings, sales of common stock under our ATM Program, and proceeds from the sale of selected properties in our portfolio. However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our portfolio that is unencumbered, borrowing restrictions imposed by our existing debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our future investments in single tenant properties and thereby grow our cash flows.
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. During the year ended December 31, 2021, our board of directors declared total cash distributions of $1.00 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the year ended December 31, 2021, we paid $112.3 million of distributions to common stockholders and OP Unit holders, and as of December 31, 2021, we recorded $32.6 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through our use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on a secured or unsecured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in our management of our existing portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows on our leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less cash and cash equivalents and restricted cash available for future investment) that is less than six times our annualized adjusted EBITDAre is prudent for a real estate company like ours.
As of December 31, 2021, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 5.6 years. In February 2022, we amended our revolving credit facility to, among other things, extend its term. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt." As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include issuances of notes in the public market, term borrowings from insurance companies, banks and other sources, mortgage financing of a single-asset or portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our investment objectives and growth goals. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at December 31, 2021, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to acquire the real estate for which we currently have made commitments.
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At December 31, 2021, the Operating Partnership had issued and outstanding $400.0 million of 2031 Notes. The obligations of the Operating Partnership under the 2031 Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of December 31, 2021 and 2020:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	430,000	3.0%	3.0%
Senior unsecured notes	July 2031	400,000	—	3.1%	—%
Revolving Credit Facility	April 2023 (2)	144,000	18,000	1.3%	1.4%
Secured borrowings:
Series 2017-1 Notes	—	—	173,193	—%	4.2%
Total principal outstanding		$1,174,000	$821,193	2.9%	3.3%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)As described below, in February 2022 we extended the maturity date of the Revolving Credit Facility to Februrary 2026.

Unsecured Revolving Credit Facility and April 2019 Term Loan
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was amended on February 10, 2022 (the "Credit Agreement"), and which, as amended, provides for revolving loans of up to $600.0 million (the "Revolving Credit Facility") and up to an additional $200.0 million in term loans (the "April 2019 Term Loan").
The Revolving Credit Facility is scheduled to mature on February 10, 2026, with two extension options of six-month periods each, exercisable by the Operating Partnership subject to the satisfaction of certain conditions. The April 2019 Term Loan matures on April 12, 2024. The loans under each of the Revolving Credit Facility and the April 2019 Term Loan initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the April 2019 Term Loan). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are initially a spread and rate, as applicable, set according to a leverage-based pricing grid. At the Operating Partnership's election, on and after receipt of an investment grade corporate credit rating from S&P, Moody's or Fitch, the applicable margin and the revolving facility fee rate will be a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch. Each of the Revolving Credit Facility and the April 2019 Term Loan is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the April 2019 Term Loan cannot be reborrowed. The Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $600.0 million.

The Operating Partnership is the borrower under the Amended Credit Agreement, and we and each of the subsidiaries of the Operating Partnership that owns a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain secured and unsecured leverage ratios and fixed charge and debt service coverage ratios.
The Credit Agreement restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Code. The Credit Agreement contains customary affirmative and negative covenants that, among other things and subject to exceptions, limit or restrict our ability to incur indebtedness and liens, consummate mergers or other fundamental changes, dispose of assets, make certain restricted payments, make certain investments, modify our organizational documents, transact with affiliates, change our fiscal periods, provide negative pledge clauses, make subsidiary distributions, enter into certain new lines of business or engage in certain activities, and fail to meet the requirements for taxation as a REIT.
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
Senior Unsecured Notes
On June 22, 2021, the Operating Partnership issued $400.0 million aggregate principal amount of 2031 Notes, resulting in net proceeds of $396.6 million. The 2031 Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the 2031 Notes are fully and unconditionally guaranteed on a senior basis by the Company. In June 2021, the Company entered into a treasury-lock agreement which was designated as a cash flow hedge associated with the expected public offering of such notes. In June 2021, the agreement was settled in accordance with its terms.

The indenture and supplemental indenture creating the 2031 Notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2021, we were in compliance with these covenants.
Cash Flows
Comparison of the years ended December 31, 2021 and 2020
As of December 31, 2021, we had $59.8 million of cash and cash equivalents and no restricted cash as compared to $26.6 million and $6.4 million, respectively, as of December 31, 2020.
Cash Flows for the year ended December 31, 2021
During the year ended December 31, 2021, net cash provided by operating activities was $167.4 million as compared $99.4 million during the same period in 2020, an increase of $68.0 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases and the collectability of such rent, our property operating expenses and other general and administrative costs. Cash inflows during 2021 related to net income adjusted for non-cash items of $155.6 million (net income of $96.2 million adjusted for non-cash items, including the addition of depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other non-cash interest expense, loss on repayment and repurchase of secured borrowings and provision for impairment of real estate, offset by the subtraction of the change in our provision for loan losses, gain on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, which in aggregate net to an addition of $59.4 million), a decrease in rent receivables, prepaid expenses and other assets of $2.2 million and an increase in accrued liabilities and other payables of $14.4 million. These net cash inflows were partially offset by by payments made in settlement of cash flow hedges of $4.8 million. The increase in net cash provided by operating activities was primarily driven by the increased size of our investment portfolio during 2021.
Net cash used in investing activities during the year ended December 31, 2021 was $829.7 million as compared to $545.5 million in the same period in 2020, an increase of $284.2 million. Our net cash used in investing activities is generally used to fund our investments in real estate, including capital expenditures, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities during 2021 primarily included $840.0 million to fund investments in real estate, including capital expenditures, $136.4 million of investments in loans receivable, $9.3 million to fund construction in progress and $2.2 million paid to tenants as lease incentives. These cash outflows were partially offset by $100.5 million of principal collections on our loans and direct financing lease receivables and $58.4 million of proceeds from sales of investments, net of disposition costs. The increase in net cash used in investing activities was primarily due to our increased level of investments in real estate and loans receivables during 2021.
Net cash provided by financing activities was $689.1 million during the year ended December 31, 2021 as compared to $457.8 million in the same period in 2020, an increase of $231.3 million. Our net cash provided by financing activities in 2021 related to cash inflows of $458.3 million from the issuance of common stock in follow-on equity offerings and through our ATM Program, $396.6 million in net proceeds from the issuance of the 2031 Notes and $393.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by $267.0 million of repayments on the Revolving Credit Facility, $175.8 million of repayments of secured borrowing principal, the payment of $112.3 million in dividends, $1.2 million of offering costs paid related to our follow-on offerings and the ATM Program, the payment of deferred financing costs of $2.1 million and $0.4 million of payments for taxes related to the net settlement of equity awards..
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2021.
Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2021:

	Payment due by period
(in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Unsecured Term Loans	$630,000	$—	$200,000	$430,000	$—
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	144,000	—	144,000	—	—
Tenant Construction Financing and Reimbursement Obligations (1)	64,496	64,496	—	—	—
Operating Lease Obligations (2)	19,072	1,484	2,132	1,250	14,206
Total	$1,257,568	$65,980	$346,132	$431,250	$414,206
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually-specified rent that generally increases proportionally with our funding.
(2)Includes of $16.7 million rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures, as adjusted for our growth.

We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax for the year ended December 31, 2021, if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.
Critical Accounting Estimates
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
Real Estate Investments
Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost and, in the case of asset acquisitions, transaction costs related to the acquisition.
We allocate the purchase price (plus transaction costs) of acquired properties accounted for as asset acquisitions to tangible and identifiable intangible assets or liabilities based on their relative fair values. Tangible assets may include land, site improvements and buildings. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
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
On January 1, 2020, we adopted ASC 326 on a prospective basis. ASC 326 changed how we account for credit losses for all of our loans receivable and direct financing lease receivables. ASC 326 replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model. Upon adoption of ASC 326, we recorded an initial allowance for loan losses of $0.2 million as of January 1, 2020, netted against loans and direct financing receivables on our consolidated balance sheet. Under ASC 326, we are required to re-evaluate the expected loss of our loans and direct financing lease receivable portfolio at each balance sheet date. As of December 31, 2021, we recorded an allowance for loan losses of $0.8 million. Changes in our allowance for loan losses are presented within provision for loan losses in our consolidated statements of operations.
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
Adjustment to Rental Revenue for Tenant Credit
We continually review receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Prior to January 1, 2019, if the collectability of a receivable was in doubt, the accounts receivable and straight-line rent receivable balances were reduced by an allowance for doubtful accounts on the consolidated balance sheets or a direct write-off of the receivable was recorded in the consolidated statements of operations. The provision for doubtful accounts was included in property expenses in our consolidated statements of operations. If the accounts receivable balance or straight-line rent receivable balance was subsequently deemed to be uncollectible, such receivable amounts were written-off to the allowance for doubtful accounts.
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
Results of Operations
The following discusses our results of operations for the year ended December 31, 2021, as compared to our results of operations for the year ended December 31, 2020. A discussion of the changes in our results of operations for the year ended December 31, 2020, as compared to our results of operations for the year ended December 31, 2019 has been omitted from this Annual Report but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2020 and 2019" in our annual report for the year ended December 31, 2020.
Comparison of the years ended December 31, 2021 and 2020

	Year ended December 31,
(dollar amounts in thousands)	2021	2020	Change	%
Revenues:
Rental revenue	$213,327	$155,792	$57,535	36.9%
Interest income on loans and direct financing lease receivables	15,710	8,136	7,574	93.1%
Other revenue, net	1,197	81	1,116	1,377.8%
Total revenues	230,234	164,009	66,225	40.4%
Expenses:
General and administrative	24,329	24,444	(115)	(0.5)%
Property expenses	5,762	3,881	1,881	48.5%
Depreciation and amortization	69,146	59,446	9,700	16.3%
Provision for impairment of real estate	6,120	8,399	(2,279)	(27.1)%
Change in provision for loan losses	(204)	830	(1,034)	(124.6)%
Total expenses	105,153	97,000	8,153	8.4%
Other operating income:
Gain on dispositions of real estate, net	9,338	5,821	3,517	60.4%
Income from operations	134,419	72,830	61,589	84.6%
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings	(4,461)	(924)	(3,537)	382.8%
Interest expense	(33,614)	(29,651)	(3,963)	13.4%
Interest income	94	485	(391)	(80.6)%
Income before income tax expense	96,438	42,740	53,698	125.6%
Income tax expense	227	212	15	7.1%
Net income	96,211	42,528	53,683	126.2%
Net income attributable to non-controlling interests	(486)	(255)	(231)	90.6%
Net income attributable to stockholders	$95,725	$42,273	$53,452	126.4%

Revenues:
Rental revenue. Rental revenue increased by $57.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in revenues was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 1,181 properties, representing $2.4 billion in net investments in real estate, as of December 31, 2020 to 1,451 properties, representing $3.2 billion in net investments in real estate, as of December 31, 2021. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2021 on acquisitions that were made during 2020 and 2021. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $7.6 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the growth of our mortgage loans receivable portfolio during 2020 and continuing during 2021, which led to a higher average daily balance of loans receivable outstanding during the year ended December 31, 2021.
Other revenue. Other revenue for the year ended December 31, 2021 increased by $1.1 million, as compared to the year ended December 31, 2020, primarily due to the receipt of $1.0 million in loan prepayment fees during the year ended December 31, 2021. No such loan prepayment fee revenue was recorded during the year ended December 31, 2020.
Expenses:
General and administrative. General and administrative expense decreased $0.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease in general and administrative expense was primarily due to a decrease in third-party property servicing and audit expense, offset by an increase in our equity based compensation expense.
Property expenses. Property expenses increased by $1.9 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in property expenses was primarily due to increased reimbursable costs and property insurance expenses during the year ended December 31, 2021.
Depreciation and amortization. Depreciation and amortization expense increased by $9.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Depreciation and amortization expense increased in proportion to the general increase in the size of our real estate investment portfolio.
Provision for impairment of real estate. Impairment charges on real estate investments were $6.1 million and $8.4 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, we recorded a provision for impairment of real estate on 18 and 17 of our real estate investments, respectively, with the average size of our impairments being smaller in 2021. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for loan losses. During the year ended December 31, 2021, our provision for loan losses decreased by $0.2 million, as compared to an increase of $0.8 million during the year ended December 31, 2020. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $3.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. We disposed of 38 real estate properties during the year ended December 31, 2021, compared to 49 real estate properties during the year ended December 31, 2020. Overall, our 2021 dispositions had a higher sales price in relation to their basis as compared to our 2020 dispositions, specifically driven by our sale of six vacant properties during 2020 compared to the sale of only two vacant properties during 2021.
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings. Loss on repayment and repurchase of secured borrowings of $4.5 million during the year ended December 31, 2021 relates to the payment of a make-whole premium and the write-off of deferred financing costs upon our repayment of the remaining $171.2 million of principal on our Series 2017-1 Notes in June 2021. During the year ended December 31, 2020, we recorded a loss on repayment and repurchase of secured borrowings of $0.9 million related to the write-off of deferred financing costs upon our repayment, at par, of $62.3 million of principal on our Series 2017-1 Notes in February 2020.
Interest expense. Interest expense increased by $4.0 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase in interest expense was primarily due to an increase to our outstanding debt balance during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Interest income. Interest income decreased by $0.4 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease in interest income was primarily due to lower average daily cash balances in our interest-bearing bank accounts compared to the year ended December 31, 2020.
Income tax expense. Income tax expense increased by approximately $15,000 for the year ended December 31, 2021, as compared to the year ended December 31, 2020. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. The changes in income tax expense are primarily due to changes in the proportion of our real estate portfolio located in jurisdictions where we are subject to taxation.
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
The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income	$96,211	$42,528	$48,025
Depreciation and amortization of real estate	69,043	59,309	42,649
Provision for impairment of real estate	6,120	8,399	2,918
Gain on dispositions of real estate, net	(9,338)	(5,821)	(10,932)
FFO attributable to stockholders and non-controlling interests	162,036	104,415	82,660
Other non-recurring expenses (1)(2)(3)	4,461	2,273	7,988
Core FFO attributable to stockholders and non-controlling interests	166,497	106,688	90,648
Adjustments:
Straight-line rental revenue, net	(19,116)	(11,905)	(12,215)
Non-cash interest	2,554	2,040	2,738
Non-cash compensation expense	5,683	5,427	4,546
Other amortization expense	2,675	3,854	815
Other non-cash charges	(212)	829	9
Capitalized interest expense	(81)	(228)	(290)
Transaction costs	—	291	—
AFFO attributable to stockholders and non-controlling interests	$158,000	$106,995	$86,251
_____________________________________
(1)Includes non-recurring expenses of $4.5 million of loss on repayment of secured borrowings during the year ended December 31, 2021.
(2)Includes non-recurring expenses of approximately $39,000 related to reimbursement of executive relocation costs, $1.1 million for severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers, $0.2 million of non-recurring recruiting costs, and our $0.9 million loss on repayment of secured borrowings during the year ended December 31, 2020.
(3)Includes non-recurring expenses of $2.4 million for costs and charges incurred in connection with the Eldridge secondary offering, $5.2 million loss on repayment and repurchase of secured borrowings and $0.3 million for a provision for settlement of litigation during the year ended December 31, 2019.
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
The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income	$96,211	$42,528	$48,025
Depreciation and amortization	69,146	59,446	42,745
Interest expense	33,614	29,651	27,037
Interest income	(94)	(485)	(794)
Income tax expense	227	212	303
EBITDA attributable to stockholders and non-controlling interests	199,104	131,352	117,316
Provision for impairment of real estate	6,120	8,399	2,918
Gain on dispositions of real estate, net	(9,338)	(5,821)	(10,932)
EBITDAre attributable to stockholders and non-controlling interests	$195,886	$133,931	$109,302
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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended December 31, 2021:

(in thousands)	Three months ended December 31, 2021
Net income	$29,790
Depreciation and amortization	18,961
Interest expense	9,170
Interest income	(20)
Income tax expense	55
EBITDA attributable to stockholders and non-controlling interests	57,956
Provision for impairment of real estate	—
Gain on dispositions of real estate, net	(497)
EBITDAre attributable to stockholders and non-controlling interests	57,459
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	2,865
Adjustment to exclude other non-recurring activity (2)	(92)
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(1,028)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$59,204

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$236,816
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments made during the three months ended December 31, 2021 had occurred on October 1, 2021.
(2)Adjustment is made to exclude non-core expenses added back to compute Core FFO, our provision for loan losses and the write-off of receivables.
(3)Adjustment excludes contingent rent (based on a percentage of the tenant's gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease and lease termination or loan prepayment fees.
We calculate our net debt as our gross debt (defined as total debt plus net deferred financing costs on our borrowings) less cash and cash equivalents and restricted cash deposits held for the benefit of lenders. We believe excluding cash and cash equivalents and restricted cash deposits held for the benefit of lenders from gross debt, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid, which we believe is a beneficial disclosure to investors and analysts.
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2021	2020
Secured borrowings, net of deferred financing costs	$—	$171,007
Unsecured term loan, net of deferred financing costs	626,983	626,272
Revolving credit facility	144,000	18,000
Senior unsecured notes	394,723	—
Total debt	1,165,706	815,279
Deferred financing costs and original issue discount, net	8,294	5,914
Gross debt	1,174,000	821,193
Cash and cash equivalents	(59,758)	(26,602)
Restricted cash available for future investment	—	(6,388)
Net debt	$1,114,242	$788,203
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income	$96,211	$42,528	$48,025
General and administrative expense	24,329	24,444	21,745
Depreciation and amortization	69,146	59,446	42,745
Provision for impairment of real estate	6,120	8,399	2,918
Change in provision for loan losses	(204)	830	—
Gain on dispositions of real estate, net	(9,338)	(5,821)	(10,932)
Loss on repayment and repurchase of secured borrowings	4,461	924	5,240
Interest expense	33,614	29,651	27,037
Interest income	(94)	(485)	(794)
Income tax expense	227	212	303
NOI attributable to stockholders and non-controlling interests	224,472	160,128	136,287
Straight-line rental revenue, net	(19,116)	(11,905)	(12,215)
Other amortization and non-cash charges	2,675	3,854	815
Cash NOI attributable to stockholders and non-controlling interests	$208,031	$152,077	$124,887

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we borrow on a fixed-rate basis through the issuance of senior unsecured notes or incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding investments, the April 2019 Term Loan and the November 2019 Term Loan.

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
November 2019 Term Loan	November 2026	430,000	430,000	3.0%	3.0%
Senior unsecured notes	July 2031	400,000	—	3.1%	—%
Revolving Credit Facility	April 2023 (2)	144,000	18,000	1.3%	1.4%
Secured borrowings:
Series 2017-1 Notes		—	173,193	—%	4.2%
Total principal outstanding		$1,174,000	$821,193	2.9%	3.3%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)In February 2022 we extended the maturity date of the Revolving Credit Facility to Februrary 2026. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt" for additional details.
We have fixed the interest rates on our term loan facilities' variable-rates through the use of interest rate swap agreements. At December 31, 2021, our aggregate liability in the event of the early termination of our swaps was $11.9 million.
At December 31, 2021, a 100-basis point increase of the interest rate on our unsecured term loan borrowings would increase our related interest costs by $6.3 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $6.3 million per year.
Additionally, our borrowings under the Revolving Credit Facility bear interest at an annual rate equal to LIBOR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100-basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $1.4 million as of December 31, 2021.
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

Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2021:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$400,640
_____________________________________
(1)Excludes net deferred financing costs of $4.5 million and net discount of $0.8 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2022 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the measurement of the fair values used in the purchase price allocation of real estate acquisitions
As described further in Notes 2 and 3 to the financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition in which the Company allocates the purchase price of acquired properties to land, buildings and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. The Company acquired approximately $841.1 million of real estate investments during the year ended December 31, 2021. We identified the measurement of the fair values used in the purchase price allocation of real estate acquisitions as a critical audit matter.

The principal consideration for our determination of the measurement of the fair values used in the purchase price allocation of acquired real estate acquisitions as a critical audit matter is the higher risk of estimation uncertainty in determining estimates of fair value. Specifically, fair value measurements were sensitive to establishing a range of market assumptions for land values, building replacement values, and rental rates. Establishing the market assumptions for land, building and rent included identifying the relevant properties in the established range most comparable to the acquired property. There was a high degree of subjective and complex auditor judgment in evaluating these key inputs and assumptions.
Our audit procedures related to the measurement of the fair values used in the purchase price allocation of real estate acquisitions included the following, among others:
We obtained an understanding and evaluated the design and tested the operating effectiveness of relevant controls relating to the process to allocate the purchase price of real estate acquisitions, including internal controls over the selection and review of the inputs and assumptions to estimate fair value, including those used by third party valuation professionals.
For a selection of real estate acquisitions, we involved our real estate valuation professionals with specialized skills and knowledge who assisted in evaluating the valuation techniques and assumptions to the fair value measurements used in the purchase price allocations. We read the purchase agreements and tested the completeness and accuracy of underlying data used that was contractual in nature, including rental data. The evaluation included comparison of the Company’s assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. We analyzed where the Company's market rental rates fell compared to our valuation professionals' independently developed ranges to evaluate if management bias was present. Our overall assessment of these assumptions and the amounts reported and disclosed in the consolidated financial statements included consideration of whether such information was consistent with evidence obtained in other areas of the audit.
Evaluation of the provision for impairment of real estate investments
As described in Note 2 to the consolidated financial statements, the Company reviews its real estate investments for potential impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds. Those events and circumstances include, but are not limited to, significant changes in real estate market conditions, estimated residual values, and an expectation to sell assets before the end of the previously estimated life. For real estate investments that show an indication of impairment, management determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows, including the residual value of the real estate, with the carrying amount of the individual asset. Forecasting the estimated future cash flows requires management to make estimates and assumptions about significant variables, such as the probabilities of outcomes and estimated holding periods, direct and terminal capitalization rates, and potential disposal proceeds to be received upon a sale. We identified the evaluation of the provision for impairment of real estate investments as a critical audit matter.
The principal consideration for our determination of the evaluation of impairment of investments in real estate was a critical audit matter was the higher risk of estimation uncertainty due to sensitivity of management judgments, not only regarding indicators of impairment, but also regarding estimates and assumptions utilized in forecasting cash flows for cost recoverability and determining fair value measurements. Specifically, forecasted cash flows for recoverability and estimates of fair value were sensitive to changes in the probability of outcomes, anticipated sale values, and capitalization rates. There was a high degree of subjective and complex auditor judgment in evaluating these key inputs and assumptions.
Our audit procedures related to the evaluation of the provision for impairment of investments in real estate included the following, among others:
We obtained an understanding and evaluated the design and tested the operating effectiveness of relevant controls over the evaluation of potential real estate investment impairments, such as internal controls over the Company’s monitoring of the real estate investment portfolio, the Company’s assessments of recoverability, and the Company’s estimates of fair value.

We evaluated the completeness of the population of investments in real estate requiring further analysis as compared to the criteria established in management’s accounting policies over impairment.
We tested the Company’s undiscounted cash flow analyses and estimates of fair value for real estate investments with indicators of impairment, including evaluating the reasonableness of the methods and significant inputs and assumptions used.
We compared the probability of outcomes with historical performance of the impacted real estate investment and considered any relevant prospective data, including property specific industry information.
We compared anticipated sale values and capitalization rates with comparable observable market data, which involved the use of our valuation specialists.
Our assessment included sensitivity analyses over these significant inputs and assumptions, and we considered whether such assumptions were consistent with evidence obtained in other areas of the audit.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Jacksonville, Florida
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 16, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
Jacksonville, Florida
February 16, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Essential Properties Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Essential Properties Realty Trust, Inc. as of December 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2020 of Essential Properties Realty Trust, Inc. (the “Company”), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2017 to 2021.
New York, New York
February 23, 2021

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,004,154	$741,254
Building and improvements	2,035,919	1,519,665
Lease incentives	13,950	14,297
Construction in progress	8,858	3,908
Intangible lease assets	87,959	80,271
Total real estate investments, at cost	3,150,840	2,359,395
Less: accumulated depreciation and amortization	(200,152)	(136,097)
Total real estate investments, net	2,950,688	2,223,298
Loans and direct financing lease receivables, net	189,287	152,220
Real estate investments held for sale, net	15,434	17,058
Net investments	3,155,409	2,392,576
Cash and cash equivalents	59,758	26,602
Restricted cash	—	6,388
Straight-line rent receivable, net	57,990	37,830
Rent receivables, prepaid expenses and other assets, net	25,638	25,406
Total assets (1)	$3,298,795	$2,488,802

LIABILITIES AND EQUITY
Secured borrowings, net of deferred financing costs	$—	$171,007
Unsecured term loans, net of deferred financing costs	626,983	626,272
Senior unsecured notes, net	394,723	—
Revolving credit facility	144,000	18,000
Intangible lease liabilities, net	12,693	10,168
Dividend payable	32,610	25,703
Derivative liabilities	11,838	38,912
Accrued liabilities and other payables	32,145	16,792
Total liabilities (1)	1,254,992	906,854
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 124,649,053 and 106,361,524 issued and outstanding as of December 31, 2021 and 2020, respectively	1,246	1,064
Additional paid-in capital	2,151,088	1,688,540
Distributions in excess of cumulative earnings	(100,982)	(77,665)
Accumulated other comprehensive loss	(14,786)	(37,181)
Total stockholders' equity	2,036,566	1,574,758
Non-controlling interests	7,237	7,190
Total equity	2,043,803	1,581,948
Total liabilities and equity	$3,298,795	$2,488,802
 _____________________________________
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2—Summary of Significant Accounting Policies. As of December 31, 2021 and 2020, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $32.5 million and $25.6 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenues:
Rental revenue	$213,327	$155,792	$135,670
Interest on loans and direct financing lease receivables	15,710	8,136	3,024
Other revenue, net	1,197	81	663
Total revenues	230,234	164,009	139,357

Expenses:
General and administrative	24,329	24,444	21,745
Property expenses	5,762	3,881	3,070
Depreciation and amortization	69,146	59,446	42,745
Provision for impairment of real estate	6,120	8,399	2,918
Change in provision for loan losses	(204)	830	—
Total expenses	105,153	97,000	70,478
Other operating income:
Gain on dispositions of real estate, net	9,338	5,821	10,932
Income from operations	134,419	72,830	79,811
Other (expense)/income:
Loss on repayment and repurchase of secured borrowings	(4,461)	(924)	(5,240)
Interest expense	(33,614)	(29,651)	(27,037)
Interest income	94	485	794
Income before income tax expense	96,438	42,740	48,328
Income tax expense	227	212	303
Net income	96,211	42,528	48,025
Net income attributable to non-controlling interests	(486)	(255)	(6,181)
Net income attributable to stockholders	$95,725	$42,273	$41,844

Basic weighted average shares outstanding	116,358,059	95,311,035	64,104,058
Basic net income per share	$0.82	$0.44	$0.65

Diluted weighted average shares outstanding	117,466,338	96,197,705	75,309,896
Diluted net income per share	$0.82	$0.44	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In thousands)	2021	2020	2019
Net income	$96,211	$42,528	$48,025
Other comprehensive income (loss):
Deferred loss on cash flow hedges	(4,824)	—	—
Unrealized income (loss) on cash flow hedges	17,273	(42,121)	(2,799)
Cash flow hedge losses (gains) reclassified to interest expense	10,059	6,676	(106)
Total other comprehensive income (loss)	22,508	(35,445)	(2,905)
Comprehensive income	118,719	7,083	45,120
Net income attributable to non-controlling interests	(486)	(255)	(6,181)
Adjustment for other comprehensive income (loss) attributable to non-controlling interests	(113)	213	956
Comprehensive income attributable to stockholders	$118,120	$7,041	$39,895

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders' Equity

	Common Stock
(In thousands, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2018	43,749,092	$431	$569,407	$(7,659)	$—	$562,179	$248,862	$811,041
Common stock issuance	21,462,986	215	423,472	—	—	423,687	—	423,687
Costs related to issuance of common stock	—	—	(13,901)	—	—	(13,901)	—	(13,901)
Conversion of equity in Secondary Offering	18,502,705	185	237,795	—	—	237,980	(237,980)	—
Other comprehensive loss	—	—	—	—	(1,949)	(1,949)	(956)	(2,905)
Share-based compensation expense	46,368	7	4,108	—	—	4,115	—	4,115
Unit-based compensation expense	—	—	2,162	—	—	2,162	—	2,162
Dividends declared on common stock and OP Units	—	—	—	(61,667)	—	(61,667)	(8,444)	(70,111)
Net income	—	—	—	41,844	—	41,844	6,181	48,025
Balance at December 31, 2019	83,761,151	838	1,223,043	(27,482)	(1,949)	1,194,450	7,663	1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—	(187)	(1)	(188)
Common stock issuance	22,554,057	225	477,574	—	—	477,799	—	477,799
Costs related to issuance of common stock	—	—	(18,154)	—	—	(18,154)	—	(18,154)
Other comprehensive loss	—	—	—	—	(35,232)	(35,232)	(213)	(35,445)
Share-based compensation expense	46,316	1	6,077	—	—	6,078	—	6,078
Dividends declared on common stock and OP Units	—	—	—	(92,269)	—	(92,269)	(514)	(92,783)
Net income	—	—	—	42,273	—	42,273	255	42,528
Balance at December 31, 2020	106,361,524	1,064	1,688,540	(77,665)	(37,181)	1,574,758	7,190	1,581,948
Common stock issuance	18,230,721	182	469,018	—	—	469,200	—	469,200
Common stock withheld related to net share settlement of equity awards	—	—	—	(353)	—	(353)	—	(353)
Costs related to issuance of common stock	—	—	(12,153)	—	—	(12,153)	—	(12,153)
Other comprehensive income	—	—	—	—	22,395	22,395	113	22,508
Share-based compensation expense	56,808	—	5,683	—	—	5,683	—	5,683
Dividends declared on common stock and OP Units	—	—	—	(118,689)	—	(118,689)	(552)	(119,241)
Net income	—	—	—	95,725	—	95,725	486	96,211
Balance at December 31, 2021	124,649,053	$1,246	$2,151,088	$(100,982)	$(14,786)	$2,036,566	$7,237	$2,043,803

 The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$96,211	$42,528	$48,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,146	59,406	42,745
Amortization of lease incentive	3,074	3,847	282
Amortization of above/below market leases and right of use assets, net	749	9	534
Amortization of deferred financing costs and other non-cash interest expense	2,738	2,532	2,815
Loss on repayment and repurchase of secured borrowings	4,461	924	5,240
Provision for impairment of real estate	6,120	8,399	2,918
Change in provision for loan losses	(204)	830	—
Gain on dispositions of real estate, net	(9,338)	(5,821)	(10,932)
Straight-line rent receivable	(20,160)	(15,137)	(12,322)
Equity based compensation expense	5,683	6,085	6,238
Adjustment to rental revenue for tenant credit	(2,900)	3,601	593
Payments made in settlement of cash flow hedges	(4,836)	—	—
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	2,216	(12,058)	1,242
Accrued liabilities and other payables	14,433	4,243	1,190
Net cash provided by operating activities	167,393	99,388	88,568
Cash flows from investing activities:
Proceeds from sales of investments, net	58,381	82,889	66,765
Principal collections on loans and direct financing lease receivables	100,488	286	9,519
Investments in loans receivable	(136,391)	(60,480)	(94,637)
Deposits for prospective real estate investments	(590)	475	530
Investment in real estate, including capital expenditures	(840,027)	(541,307)	(570,025)
Investment in construction in progress	(9,348)	(14,423)	(17,858)
Lease incentives paid	(2,197)	(12,949)	(2,133)
Net cash used in investing activities	(829,684)	(545,509)	(607,839)
Cash flows from financing activities:
Repayment of secured borrowings	(175,781)	(65,909)	(279,123)
Principal received on repurchased secured borrowings	—	—	1,707
Borrowings under term loan facilities	—	180,000	450,000
Borrowings under revolving credit facility	393,000	87,000	459,000
Repayments under revolving credit facility	(267,000)	(115,000)	(447,000)
Proceeds from issuance of senior unsecured notes	396,600	—	—
Payments for taxes related to net settlement of equity awards	(353)	—	—
Deferred financing costs	(2,120)	(25)	(6,128)
Proceeds from issuance of common stock, net	458,267	461,006	411,635
Offering costs	(1,220)	(2,805)	(1,837)
Dividends paid	(112,334)	(86,475)	(63,903)
Net cash provided by financing activities	689,059	457,792	524,351
Net increase in cash and cash equivalents and restricted cash	26,768	11,671	5,080
Cash and cash equivalents and restricted cash, beginning of period	32,990	21,319	16,239
Cash and cash equivalents and restricted cash, end of period	$59,758	$32,990	$21,319
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$59,758	$26,602	$8,304
Restricted cash	—	6,388	13,015
Cash and cash equivalents and restricted cash, end of period	$59,758	$32,990	$21,319
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(In thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$24,162	$27,071	$29,485
Cash paid for income taxes	637	546	60
Non-cash investing and financing activities:
Adjustment upon adoption of ASC 326	$—	$188	$—
Reclassification from construction in progress upon project completion	4,478	22,643	7,055
Net settlement of proceeds on the sale of investments	(960)	860	4,960
Non-cash investment activity	1,227	(860)	10,439
Lease liabilities arising from the recognition of right of use assets	—	—	8,355
Unrealized (gains) losses on cash flow hedges	(27,890)	44,920	2,905
Conversion of equity in Secondary Offering	—	—	237,795
Payable and accrued offering costs	—	—	66
Discounts and fees on capital raised through issuance of common stock	10,933	16,674	12,048
Discounts and fees on issuance of senior unsecured notes	3,400	—	—
Payable and accrued deferred financing costs	—	—	126
Dividends declared	32,610	25,703	19,395
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2021
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. For much of 2020, the global spread of COVID-19 created significant uncertainty and economic disruption, which has appears to have subsided over the course of 2021, primarily due to the widespread availability of multiple vaccines. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and variants of the virus, such as Delta and Omicron, and vaccine hesitancy in certain areas could erode the progress that has been made against the virus, or exacerbate or prolong the impact of the pandemic. Conditions similar to those experienced in 2020, at the height of the pandemic, could return should the vaccines prove ineffective against future variants of the virus. Should the impact of a variant of the virus cause conditions to occur that are similar to those experienced in 2020, uncertainty and instability in the macro-economic environment could occur and government restrictions could force the Company’s tenants' businesses to shut-down or limit their operations, which would adversely impact the Company’s operations, its financial condition, liquidity, and prospects. Further, the extent and duration of any such conditions cannot be predicted with any reasonable certainty.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2021 and 2020, the Company, directly and indirectly, held a 99.6% and 99.5% ownership interest in the Operating Partnership, respectively, and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Depreciation on real estate investments	$61,171	$51,736	$36,354
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
If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of December 31, 2021 and 2020, the Company determined that none of its direct financing lease receivables were impaired.
Impairment of Long-Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment losses, if any, are recorded directly within our consolidated statement of operations.
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Provision for impairment of real estate	$6,120	$8,399	$2,918
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
As of December 31, 2021 and 2020, the Company had deposits of $59.8 million and $26.6 million, respectively, of which $59.5 million and $26.4 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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
Financing costs related to the issuance of the Company’s secured borrowings under the Master Trust Funding Program, the April 2019 Term Loan, the November 2019 Term Loan and the 2031 Notes (each as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related outstanding debt balance on the consolidated balance sheets.
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
Fair Value Measurement
The Company estimates the fair value of financial and non-financial assets and liabilities based on the framework established in fair value accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy described below prioritizes inputs to the valuation techniques used in measuring the fair value of assets and liabilities. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs to be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

	Year ended December 31,
(in thousands)	2021	2020	2019
Contingent rent	$721	$444	$855
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
The Company recorded the following amounts as increases to or reductions of rental revenue for tenant credit during the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Adjustment to rental revenue for tenant credit	$2,900	$(7,149)	$(593)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of December 31, 2021 and 2020, the Company capitalized a total of $79.3 million and $67.2 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company's consolidated balance sheets.
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

As of December 31, 2021 and 2020, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of December 31, 2021 or 2020. The 2020, 2019 and 2018 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2021 and 2020.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

	December 31,
(Dollars in thousands)	2021	2020
Number of VIEs	23	11
Aggregate carrying value	$140,851	$117,578
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of December 31, 2021 and 2020. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of December 31, 2021 and 2020.
Recent Accounting Developments
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
3. Investments
The following table presents information about the number of properties or investments in the Company's real estate investment portfolio as of each date presented:

	December 31,
	2021	2020
Owned properties (1)	1,315	1,056
Properties securing investments in mortgage loans (2)	126	115
Ground lease interests (3)	10	10
Total number of investments	1,451	1,181
_____________________________________
(1)Includes 11 properties which are subject to leases accounted for as direct financing leases or loans as of December 31, 2021 and 2020.
(2)Properties secure 17 and eight mortgage loans receivable as of December 31, 2021 and 2020, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of December 31, 2021 and 2020.
The following table presents information about the gross investment value of the Company's real estate investment portfolio as of each date presented:

	December 31,
(in thousands)	2021	2020
Real estate investments, at cost	$3,150,840	$2,359,395
Loans and direct financing lease receivables, net	189,287	152,220
Real estate investments held for sale, net	15,434	17,058
Total gross investments	$3,355,561	$2,528,673
As of December 31, 2020, 258 of these investments, comprising $399.7 million of gross investments, were assets of consolidated special purpose entity subsidiaries and were pledged as collateral under the non-recourse obligations of the Company’s Master Trust Funding Program. No such assets were pledged as collateral following the repayment of all outstanding balances under our Master Trust Funding Program in June 2021. (See Note 5—Long Term Debt.)
Acquisitions in 2021 and 2020
The following table presents information about the Company’s acquisition activity during the years ended December 31, 2021 and 2020:

	Year ended December 31,
(Dollars in thousands)	2021	2020
Ownership type	Fee Simple	(1)
Number of properties	297	208

Purchase price allocation:
Land and improvements	$279,501	$181,297
Building and improvements	544,604	323,542
Construction in progress (2)	9,348	15,825
Intangible lease assets	11,010	7,737
Total purchase price	844,463	528,401

Intangible lease liabilities	(3,320)	(2,125)
Purchase price (including acquisition costs)	$841,143	$526,276
_____________________________________
(1)During the year ended December 31, 2020, the Company acquired the fee interest in 206 properties and acquired two properties subject to ground lease arrangements.
(2)Represents amounts incurred at and subsequent to acquisition and includes $0.1 million and $0.2 million, respectively, of capitalized interest expense during the years ended December 31, 2021 and 2020.
During the years ended December 31, 2021 and 2020, the Company did not have any investments that individually represented more than 5% of the Company’s total investment activity.

Gross Investment Activity
During the years ended December 31, 2021, 2020 and 2019, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, December 31, 2018	677	$1,394,549
Acquisitions of and additions to real estate investments	281	603,677
Sales of investments in real estate	(37)	(65,571)
Relinquishment of properties at end of ground lease term	(3)	(700)
Provisions for impairment of real estate (1)	—	(2,918)
Investments in loans receivable	95	94,637
Principal collections on and settlements of loans and direct financing lease receivables	(13)	(19,958)
Other	—	(1,402)
Gross investments, December 31, 2019	1,000	2,002,314
Acquisitions of and additions to real estate investments	208	568,204
Sales of investments in real estate	(49)	(81,312)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (2)	—	(8,399)
Investments in loans receivable	25	61,339
Principal collections on and settlements of loans and direct financing lease receivables	—	(286)
Other	—	(11,256)
Gross investments, December 31, 2020	1,181	2,528,673
Acquisitions of and additions to real estate investments	297	853,798
Sales of investments in real estate	(38)	(57,154)
Provisions for impairment of real estate (3)	—	(6,120)
Investments in loans receivable (4)	49	137,351
Principal collections on and settlements of loans and direct financing lease receivables	(38)	(100,488)
Other	—	(499)
Gross investments, December 31, 2021	1,451	3,355,561
Less: Accumulated depreciation and amortization (5)	—	(200,152)
Net investments, December 31, 2021	1,451	$3,155,409
_____________________________________________
(1)During the year ended December 31, 2019, the Company identified and recorded provisions for impairment at 1 vacant and 7 tenanted properties.
(2)During the year ended December 31, 2020, the Company identified and recorded provisions for impairment at 7 vacant and 10 tenanted properties.
(3)During the year ended December 31, 2021, the Company identified and recorded provisions for impairment at 2 vacant and 16 tenanted properties.
(4)During the year ended December 31, 2021, the Company invested in 49 properties that secured 12 of its loans receivable for an aggregate investment of $131.1 million.
(5)Includes $169.1 million of accumulated depreciation as of December 31, 2021.
Real Estate Investments
The Company's investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company's leases.
Loans and Direct Financing Lease Receivables
As of December 31, 2021 and 2020, the Company had 22 and 13 loans receivable outstanding, with an aggregate carrying amount of $187.8 million and $150.8 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $187.8 million as of December 31, 2021.

The Company's loans receivable portfolio as of December 31, 2021 and 2020 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	December 31,
						2021	2020
Mortgage (2)(3)	I/O	2	8.80%	8.10%	2039	$12,000	$12,000
Mortgage (2)	P+I	2	8.10%	8.10%	2059	6,096	6,114
Mortgage (2)	I/O	2	8.53%	7.80%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	28,000	28,000
Mortgage (2)	I/O	18	8.05%	7.50%	2034	—	37,105
Mortgage (2)	I/O	1	8.42%	7.70%	2040	5,300	5,300
Mortgage (2)	I/O	1	7.00%	7.00%	2021	—	860
Mortgage (2)	I/O	3	8.30%	8.25%	2022	2,324	2,324
Mortgage (2)	I/O	19	7.30%	6.80%	2035	—	46,000
Mortgage (2)	I/O	1	7.00%	7.00%	2023	600	—
Mortgage (2)	I/O	7	6.89%	6.75%	2026	14,165	—
Mortgage (2)	I/O	3	8.30%	8.25%	2023	3,146	—
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	—
Mortgage (2)	I/O	18	7.51%	7.00%	2036	30,806	—
Mortgage (2)	I/O	5	7.51%	7.00%	2036	9,679	—
Mortgage (2)	I/O	2	7.85%	7.50%	2031	13,000	—
Mortgage (2)	I/O	2	8.29%	8.25%	2023	2,389	—
Mortgage (2)	I/O	1	5.72%	8.00%	2052	6,864	—
Mortgage (2)	I/O	2	7.44%	7.10%	2036	9,808	—
Mortgage (2)	I/O	5	7.30%	6.80%	2036	25,714	—
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	—
Leasehold interest	P+I	2	10.69%	(4)	2039	1,435	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	1,055	1,109
Leasehold interest	P+I	1	2.41%	(5)	2034	1,560	1,645
Leasehold interest	P+I	1	4.97%	(5)	2038	1,562	1,605
Net investment						$187,793	$150,797
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

Scheduled principal payments due to be received under the Company's loans receivable as of December 31, 2021 were as follows:

(in thousands)	Loans Receivable
2022	$2,545
2023	6,371
2024	251
2025	267
2026	14,449
Thereafter	163,910
Total	$187,793
As of December 31, 2021 and 2020, the Company had $2.3 million and $2.4 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

	December 31,
(in thousands)	2021	2020
Minimum lease payments receivable	$3,189	$3,529
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,150)	(1,357)
Net investment	$2,309	$2,442
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2021 were as follows:

(in thousands)	Future Minimum Base Rental Payments
2022	$345
2023	347
2024	289
2025	254
2026	243
Thereafter	1,711
Total	$3,189
Allowance for Loan Losses
The Company utilizes a real estate estimate model (i.e. a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of December 31, 2021 and 2020, the Company recorded an allowance for loan losses of $0.8 million and $1.0 million, respectively. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.

For the year ended December 31, 2021 and 2020, the changes to the Company's allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at December 31, 2019	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses (1)	830
Write-offs charged	—
Recoveries	—
Balance at December 31, 2020	1,018
Current period provision for expected credit losses (2)	(204)
Write-offs charged	—
Recoveries	—
Balance at December 31, 2021	$814
_____________________________________
(1)The increase in expected credit losses was due to the changes in assumptions regarding then-current macroeconomic factors related to COVID-19.
(2)The decrease in expected credit losses is due to assumptions regarding current macroeconomic factors returning to pre-pandemic values due to the reduction of the adverse impact of the COVID-19 pandemic.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of as of December 31, 2021:

	Amortized Cost Basis by Origination Year					Total Amortized Costs Basis
(in thousands)	2021	2020	2019	2018	Prior to 2018
LTV <60%	$7,224	$—	$28,000	$—	$709	$35,933
LTV 60%-70%	52,879	—	—	—	955	53,834
LTV >70%	61,059	10,748	27,884	—	644	100,335
	$121,162	$10,748	$55,884	$—	$2,308	$190,102
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2021 and 2020:

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2019	1	$1,211	$—	$1,211
Transfers to held for sale classification	8	17,058	—	17,058
Sales	(1)	(1,211)	—	(1,211)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2020	8	17,058	—	17,058
Transfers to held for sale classification	20	25,767	—	25,767
Sales	(15)	(13,501)	—	(13,501)
Transfers to held and used classification	(4)	(13,890)	—	(13,890)
Held for sale balance, December 31, 2021	9	$15,434	$—	$15,434

Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2021, 2020 or 2019 represented 10% or more of total rental revenue in the Company's consolidated statements of operations.
The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company's consolidated statements of operations:

	Year ended December 31,
State	2021	2020	2019
Texas	13.1%	14.9%	12.4%
Georgia	*	*	10.8%
_____________________________________
*    State's rental revenue was not greater than 10% of total rental revenue during the period specified.
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$76,255	$24,540	$51,715	$67,986	$18,767	$49,219
Intangible market lease assets	11,704	4,409	7,295	12,285	4,059	8,226
Total intangible assets	$87,959	$28,949	$59,010	$80,271	$22,826	$57,445

Intangible market lease liabilities	$15,948	$3,255	$12,693	$12,772	$2,604	$10,168
 The remaining weighted average amortization period for the Company's intangible assets and liabilities as of December 31, 2021, by category and in total, were as follows:

Years Remaining
In-place leases	9.2
Intangible market lease assets	12.2
Total intangible assets	9.6

Intangible market lease liabilities	9.1
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Amortization of in-place leases (1)	$7,544	$7,067	$6,272
Amortization (accretion) of market lease intangibles, net (2)	(47)	9	866
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(353)	(395)	(333)
 ______________________________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.

The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
2022	$6,793
2023	6,372
2024	5,692
2025	4,442
2026	4,105
Thereafter	24,311
Total	$51,715
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
2022	$(744)	$748	$4
2023	(712)	717	5
2024	(679)	714	35
2025	(671)	716	45
2026	(661)	720	59
Thereafter	(3,828)	9,078	5,250
Total	$(7,295)	$12,693	$5,398
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

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2021 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
2022	$244,716
2023	248,477
2024	249,880
2025	248,808
2026	249,053
Thereafter	2,617,157
Total	$3,858,091
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
The fixed and variable components of lease revenues for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Fixed lease revenues	$210,441	$165,171	$134,879
Variable lease revenues (1)	1,708	1,341	2,282
Total lease revenues (2)	$212,149	$166,512	$137,161
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of December 31, 2021, the Company's ROU assets and lease liabilities were $7.4 million and $9.4 million, respectively. As of December 31, 2020, the Company's ROU assets and lease liabilities were $6.4 million and $8.8 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company's lease liabilities as of the dates presented:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	21.5	22.4
Weighted average discount rate	6.08%	6.41%

Upon adoption of ASC 842 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019.
The following table sets forth the details of rent expense for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(in thousands)	2021	2020	2019
Fixed rent expense - Ground Rent	$957	$905	$911
Fixed rent expense - Office Rent	510	512	514
Variable rent expense	—	—	—
Total rent expense	$1,467	$1,418	$1,425
As of December 31, 2021, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company's tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2022	$518	$155	$811	$1,484
2023	525	131	485	1,141
2024	531	24	436	991
2025	538	—	356	894
2026	—	—	356	356
Thereafter	—	—	14,206	14,206
Total	$2,112	$310	$16,650	19,072
Present value discount				(9,637)
Lease liabilities				$9,435
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of December 31, 2021 and 2020:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Unsecured term loans:
April 2019 Term Loan	April 2024	$200,000	$200,000	1.3%	1.4%
November 2019 Term Loan	November 2026	430,000	430,000	1.6%	1.7%
Senior unsecured notes	July 2031	400,000	—	3.0%	—%
Revolving Credit Facility	April 2023	144,000	18,000	1.3%	1.4%
Secured borrowings:
Series 2017-1 Notes	—	—	173,193	—%	4.2%
Total principal outstanding		$1,174,000	$821,193	2.0%	2.1%
______________________________________________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2021:

(in thousands)	April 2019 Term Loan	November 2019 Term Loan	Revolving Credit Facility	Senior Unsecured Notes	Total
2022	$—	$—	$—	$—	$—
2023	—	—	144,000	—	144,000
2024	200,000	—	—	—	200,000
2025	—	—	—	—	—
2026	—	430,000	—	—	430,000
Thereafter	—	—	—	400,000	400,000
Total	$200,000	$430,000	$144,000	$400,000	$1,174,000
The Company was not in default of any provisions under any of its outstanding indebtedness as of December 31, 2021 or 2020.
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
The Company was in compliance with all financial covenants and was not in default on any provisions under the Amended Credit Facility as of December 31, 2021 and 2020.
The following table presents information about the Revolving Credit Facility for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Balance on Balance on January 1,	$18,000	$46,000	$34,000
Borrowings	393,000	87,000	459,000
Repayments	(267,000)	(115,000)	(447,000)
Balance on December 31,	$144,000	$18,000	$46,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Interest expense	$1,552	$1,367	$3,416
Amortization of deferred financing costs	1,165	1,165	1,094
Total	$2,717	$2,532	$4,510
Total deferred financing costs, net, of $1.4 million and $2.5 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Company had $256.0 million and $382.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the November 2019 Term Loan as of December 31, 2021 and 2020.
The following table presents information about aggregate interest expense related to the April 2019 and November 2019 Term Loan Facilities:

	Year ended December 31,
(in thousands)	2021	2020	2019
Interest expense	$9,819	$11,685	$4,868
Amortization of deferred financing costs	736	711	187
Total	$10,555	$12,396	$5,055
Total deferred financing costs, net, of $3.0 million and $3.7 million as of December 31, 2021 and 2020, respectively, related to the Term Loan Facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
The Company fixed the interest rates on its term loan facilities’ variable-rate debt through the use of interest rate swap agreements. See Note 6—Derivative and Hedging Activities for additional information.
Senior Unsecured Notes
In June 2021, through its Operating Partnership, the Company completed a public offering of $400.0 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. The 2031 Notes were issued by the Operating Partnership, and the obligations of the Operating Partnership under the 2031 Notes are fully and unconditionally guaranteed on a senior basis by the Company. The 2031 Notes were issued at 99.8% of their principal amount. In connection with the June 2021 offering, the Operating Partnership incurred $4.7 million in deferred financing costs and an offering discount of $0.8 million.
The following is a summary of the senior unsecured notes outstanding as of December 31, 2021:

(dollars in thousands)	Maturity Date	Interest Payment Dates	Stated Interest Rate	Principal Outstanding
2031 Notes	July 15, 2031	January 15 and July 15	2.95%	$400,000

The Company's senior unsecured notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership's option, at a redemption price equal to the sum of:
•100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date; and
•a make-whole premium calculated in accordance with the indenture governing the notes.
The following table presents information about interest expense related to the Company's senior unsecured notes:

(in thousands)	Year ended December, 2021
Interest expense	$5,952
Amortization of deferred financing costs and original issue discount	295
Total	$6,247
Total deferred financing costs, net, of $4.5 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company's consolidated balance sheet as of December 31, 2021.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of December 31, 2021.
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
The Company recorded a $5.2 million loss on the repurchase and repayment of the Class A Series 2016-1 during the year end December 31, 2019, which includes the write-off of unamortized deferred financing charges and the amount paid above par to repurchase these notes.
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
In June 2021, the Company voluntarily prepaid the remaining $171.2 million of principal outstanding on the Series 2017-1 Notes and paid a make-whole premium of $2.5 million pursuant to the terms of the agreements related to such securities. The Company accounted for this prepayment as a debt extinguishment and recorded a $4.4 million loss on repayment of secured borrowings related to the make-whole premium payment, legal fees and amortization of deferred financing costs during the year ended December 31, 2021.
The following table presents information about interest expense related to the Master Trust Funding Program:

	Year ended December 31,
(in thousands)	2021	2020	2019
Interest expense	$3,551	$7,619	$16,328
Amortization of deferred financing costs	312	656	1,538
Total	$3,863	$8,275	$17,866
Total deferred financing costs, net, of $2.2 million related to the Master Trust Funding Program were included within secured borrowings, net of deferred financing costs on the Company’s consolidated balance sheets as of December 31, 2020.
The Company recorded a $4.5 million loss on repurchase and repayment of secured borrowings related to the amortization of deferred financing costs on the $62.3 million voluntary prepayment of the Class A Series 2017-1 Notes during the year ended December 31, 2021.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $8.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of December 31, 2021 and 2020, there were no events of default related to the Company's derivative financial instruments.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of December 31, 2021 and 2020 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)
Derivatives Designated as Hedging Instruments (1)	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	December 31, 2021	December 31, 2020
Interest Rate Swap	2.06%	5/14/2019	4/12/2024	$100,000	$(2,747)	$(6,176)
Interest Rate Swap	2.06%	5/14/2019	4/12/2024	50,000	(1,374)	(3,089)
Interest Rate Swap	2.07%	5/14/2019	4/12/2024	50,000	(1,377)	(3,094)
Interest Rate Swap	1.61%	12/9/2019	11/26/2026	175,000	(3,444)	(11,838)
Interest Rate Swap	1.61%	12/9/2019	11/26/2026	50,000	(996)	(3,396)
Interest Rate Swap	1.60%	12/9/2019	11/26/2026	25,000	(481)	(1,675)
Interest Rate Swap	1.36%	7/9/2020	11/26/2026	100,000	(790)	(5,353)
Interest Rate Swap	1.36%	7/9/2020	11/26/2026	80,000	(629)	(4,291)
				$630,000	$(11,838)	$(38,912)
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
In May 2021, the Company entered into a treasury rate lock agreement which was designated as a cash flow hedge associated with $330.0 million of the Company's public offering of the 2031 Notes. In June 2021, the agreement was settled in accordance with its terms. The Company recorded a deferred loss of $4.8 million from the settlement of this treasury rate lock agreement, which was recognized as a component of other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income/(Loss).
The following table presents amounts recorded to accumulated other comprehensive income/loss related to derivative and hedging activities for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Accumulated other comprehensive income (loss)	$22,508	$(35,445)	$(2,905)

As of December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $11.9 million. As of December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $38.9 million. As of December 31, 2021 and 2020, there were no derivatives in a net asset position.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded a loss on the change in fair value of its cash flow hedges of $10.3 million, $6.7 million and $0.1 million, respectively, which was included in interest expense in the Company's consolidated statements of operations.
As of December 31, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $11.9 million and $40.2 million as of December 31, 2021 and 2020, respectively.
7. Equity
Stockholders' Equity
In March 2019, the Company completed a follow-on offering of 14,030,000 shares of its common stock, including 1,830,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $17.50 per share, pursuant to a registration statement on Form S-11 (File Nos. 333-230188 and 333-230252) filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $234.6 million.
In July 2019, EPRT Holdings LLC ("EPRT Holdings") and Security Benefit Life Insurance Company (together, the “Selling Stockholders”), affiliates of Eldridge Industries, LLC ("Eldridge"), completed a secondary public offering (the “Secondary Offering”) of 26,288,316 shares of the Company’s common stock, including 3,428,910 shares of common stock purchased by underwriters pursuant to an option to purchase additional shares. Prior to completion of the Secondary Offering, the Selling Stockholders exchanged 18,502,705 units of limited partner interest in the Operating Partnership ("OP Units") for a like number of shares of the Company’s common stock. The Company did not receive any proceeds from this transaction.
In January 2020, the Company completed a follow-on offering of 7,935,000 shares its common stock, including 1,035,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $25.20 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $191.5 million.
In September 2020, the Company completed a follow-on offering of 10,120,000 shares its common stock, including 1,320,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at an offering price of $19.00 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $184.1 million.
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
At the Market Program
In July 2021, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $350 million (the “2021 ATM Program”). In connection with establishing the 2021 ATM Program, the Company terminated its prior at the market program, which it established in June 2020 (the “2020 ATM Program”), and no additional stock can be issued thereunder. Pursuant to the 2020 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $250 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $166.8 million thereunder. The Company's initial ATM program was established in August 2019 (the “2019 ATM Program”) and was terminated in June 2020. Pursuant to the 2019 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $200 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $184.4 million thereunder.
As of December 31, 2021, the Company issued common stock with an aggregate gross sales price of $188.5 million under the 2021 ATM Program and could issue additional common stock with an aggregate gross sales price of up to $161.5 million under the 2021 ATM Program. As the context requires, the 2021 ATM Program, 2020 ATM Program and 2019 ATM Program are referred to herein as the “ATM Program."
The following table details information related to activity under the ATM Program for each period presented:

	Year ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Shares of common stock sold	10,005,890	4,499,057	7,432,986
Weighted average sale price per share	$27.58	$19.02	$23.97
Gross proceeds	$275,972	$85,559	$178,161
Net proceeds	$271,949	$84,104	$175,147
Dividends on Common Stock
During the years ended December 31, 2021, 2020 and 2019, the Company's board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (dollars in thousands)
December 3, 2021	December 31, 2021	January 13, 2022	$0.26	$32,466
September 2, 2021	September 30, 2021	October 14, 2021	$0.25	$30,397
May 27, 2021	June 30, 2021	July 15, 2021	$0.25	$29,559
March 5, 2021	March 31, 2021	April 15, 2021	$0.24	$26,265
December 3, 2020	December 31, 2020	January 15, 2021	$0.24	$25,570
September 4, 2020	September 30, 2020	October 15, 2020	$0.23	$24,115
June 11, 2020	June 30, 2020	July 15, 2020	$0.23	$21,419
March 18, 2020	March 31, 2020	April 15, 2020	$0.23	$21,168
December 6, 2019	December 31, 2019	January 15, 2020	$0.23	$19,268
September 6, 2019	September 30, 2019	October 15, 2019	$0.22	$17,531
June 5, 2019	June 28, 2019	July 15, 2019	$0.22	$12,725
March 7, 2019	March 29, 2019	April 16, 2019	$0.21	$12,143
The Company has determined that, during the years ended December 31, 2021, 2020 and 2019, approximately 69.4%, 59.0% and 58.8%, respectively, of the distributions it paid represented taxable income and 30.6%, 41.0% and 41.2%, respectively, of the distributions it paid represented return of capital for federal income tax purposes.
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

As of December 31, 2021, the Company held 124,649,053 OP Units, representing a 99.6% limited partner interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. As of December 31, 2020, the Company held 106,361,524 OP Units, representing a 99.5% limited partner interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.5% limited partner interest in the Operating Partnership. The OP Units held by EPRT Holdings and Eldridge prior to the completion of the Secondary Offering and the OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company's consolidated financial statements.
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
The following table presents information about the Company's restricted stock awards ("RSAs"), restricted stock units ("RSUs"), Class B Units and Class D Units during the years ended December 31, 2021, 2020 and 2019:

	Restricted Stock Awards		Restricted Stock Units		Class B Units	Class D Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2019	691,290	$13.68	—	$—	5,230	1,800
Granted	46,368	14.12	100,814	22.80	—	—
Vested	(244,957)	13.69	—	—	(5,230)	(1,800)
Forfeited	—	—	—	—	—	—
Unvested, December 31, 2019	492,701	$13.72	100,814	$22.80	—	—

Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80	—	—
Granted	3,658	15.68	269,017	24.99	—	—
Vested	(255,761)	13.73	(42,658)	21.00	—	—
Forfeited	—	—	(5,571)	—	—	—
Unvested, December 31, 2020	240,598	$13.73	321,602	$25.27	—	—

Unvested, January 1, 2021	240,598	$13.73	321,602	$25.27	—	—
Granted	—	—	213,686	31.78	—	—
Vested	(221,694)	13.70	(72,879)	18.83	—	—
Forfeited	—	—	(7,717)	23.52	—	—
Unvested, December 31, 2021	18,904	$14.12	454,692	$29.39	—	—
Restricted Stock Awards
On June 25, 2018, an aggregate of 691,290 shares of RSAs were issued to the Company's directors, executive officers and other employees under the Equity Incentive Plan. These RSAs vested over periods ranging from one year to three years from the date of grant, subject to the individual recipient's continued provision of service to the Company through the applicable vesting dates.
In January 2019, RSAs relating to an aggregate of 46,368 shares of unvested restricted common stock were granted to the Company's executive officers, other employees and an external consultant under the Equity Incentive Plan. These RSAs vest over periods ranging from one year to four years from the date of grant, subject to the individual recipient's continued provision of service to the Company through the applicable vesting dates. In June 2020, additional RSAs relating to an aggregate of 3,658 shares of unvested restricted common stock were granted to certain members of the Company's board of directors which vested immediately upon grant. The Company estimates the grant date fair value of RSAs granted under the Equity Incentive Plan using the average market price of the Company's common stock on the date of grant.
The following table presents information about the Company's RSAs for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Compensation cost recognized in general and administrative expense	$1,548	$3,405	$3,394
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	70	279	486
Fair value of shares vested during the period	3,037	3,512	3,354
The following table presents information about the Company's RSAs as of the dates presented:

	December 31,
(Dollars in thousands)	2021	2020
Total unrecognized compensation cost	$130	$1,678
Weighted average period over which compensation cost will be recognized (in years)	1.0	0.7
Restricted Stock Units
In January 2019 and 2020 and February 2021, the Company issued target grants of 119,085, 84,684, and 126,353 performance-based RSUs, respectively, to certain of the Company's employees under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return ("TSR") of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021 (for the 2019 grants), December 31, 2022 (for the 2020 grants) or December 31, 2023 (for the 2021 grants), divided by the average closing price for the 20-trading day period ended January 1, 2019 (for the 2019 grants), January 1, 2020 (for the 2020 grants) or January 1, 2021 (for the 2021 grants). The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company recorded expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2021	2020	2019
Volatility	55%	20%	18%
Risk free rate	0.20%	1.61%	2.57%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient's achievement of certain strategic objectives. In May 2020, the Compensation Committee evaluated and subjectively awarded 7,596 of these RSUs to a former executive officer of the Company, which vested immediately. As of December 31, 2021, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the remainder of the subjective awards. As such, these awards do not have either a service inception or a grant date for

GAAP accounting purposes and the Company recorded no compensation cost with respect to this portion of the performance-based RSUs during the years ended December 31, 2021, 2020 and 2019.
In June 2019 and 2020, the Company issued 11,500 and 26,817 RSUs, respectively, to the Company's independent directors. These awards vested in full on the earlier of one year from the grant date or the first annual meeting of stockholders that occurs after the grant date, to the individual recipient's continued provision of service to the Company through the applicable vesting date. The Company estimated the grant date fair value of these RSUs using the average market price of the Company's common stock on the date of grant.
During the year ended 2020, the Company issued an aggregate 157,943 RSUs to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
During the year ended December 31, 2021, the Company issued an aggregate 118,921 RSUs to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
A portion of the RSUs that vested in 2021 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authorities.
The following table presents information about the Company's RSUs for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Compensation cost recognized in general and administrative expense	$4,135	$2,672	$714
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	241	125	8
Fair value of units vested during the period	1,372	896	—
The following table presents information about the Company's RSUs as of the dates presented:

	December 31,
(Dollars in thousands)	2021	2020
Total unrecognized compensation cost	$7,735	$5,261
Weighted average period over which compensation cost will be recognized (in years)	2.3	2.4
Unit-Based Compensation
In 2017, the Company's predecessor approved and issued unvested Class B and Class D units equity interests to members of the Company's management team, the predecessor's board of managers and external unitholders. Following the completion of formation transactions prior to the Company's IPO, the Class B and Class D unit holders continued to hold vested and unvested interests in EPRT Holdings and, indirectly, the OP Units held by EPRT Holdings.
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

The following table presents information about the Class B and Class D units for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Compensation cost recognized in general and administrative expense	$—	$—	$2,162
Fair value of units vested during the period	—	—	2,283
10. Net Income Per Share
The Company computes net income per share pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted share units with a market-based or service-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Year ended December 31,
(dollar amounts in thousands)	2021	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$96,211	$42,528	$48,025
Less: net income attributable to non-controlling interests	(486)	(255)	(6,181)
Less: net income allocated to unvested restricted common stock and RSUs	(311)	(404)	(493)
Net income available for common stockholders: basic	95,414	41,869	41,351
Net income attributable to non-controlling interests	486	255	6,181
Net income available for common stockholders: diluted	$95,900	$42,124	$47,532

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	116,479,322	95,664,071	64,714,087
Less: weighted average number of shares of unvested restricted common stock	(121,263)	(353,036)	(610,029)
Weighted average shares outstanding used in basic net income per share	116,358,059	95,311,035	64,104,058
Effects of dilutive securities: (1)
OP Units	553,847	553,847	10,793,700
Unvested restricted common stock and RSUs	554,432	332,823	412,138
Weighted average shares outstanding used in diluted net income per share	117,466,338	96,197,705	75,309,896
_____________________________________
(1)For the year ended December 31, 2020, excludes the impact of 124,295 unvested restricted stock units, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of December 31, 2021, the Company had remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $64.5 million to its tenants for development, construction and renovation costs related to properties leased from the Company.

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2021, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.
Defined Contribution Retirement Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Code (the "401(k) Plan"). The 401(k) Plan is available to all of the Company's full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 5% of eligible compensation contributed by participants which vests immediately.
The following table presents the matching contributions made by the Company for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(in thousands)	2021	2020	2019
401(k) matching contributions	$205	$165	$150
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2021 and 2020. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.

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
The estimated fair values of the Company's fixed‑rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of December 31, 2021 and 2020.
The estimated fair values of the Company's borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the April 2019 Term Loan and the November 2019 Term Loan as of December 31, 2021 and 2020 approximate fair value.
The estimated fair value of the Company's indebtedness under its senior unsecured notes has been based primarily on quoted prices in active markets that the Company has the ability to access at the measurement date. The measurement is classified as Level 1 within the fair value hierarchy. As of December 31, 2021, the Company's senior unsecured notes had an aggregate carrying value of $400.0 million (excluding the net deferred financing cost of $4.5 million and net discount of $0.8 million) and an estimated fair value of $400.6 million.
The estimated fair values of the Company's secured borrowings have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. As of December 31, 2021, the Company's had no secured borrowings. As of December 31, 2020, the Company's secured borrowings had an aggregate carrying value of $173.2 million (excluding net deferred financing costs of $2.2 million) and an estimated fair value of $176.4 million.
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company's derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative financial instrument. This analysis reflected the contractual terms of the derivative, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2021 and 2020, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of December 31, 2021 and 2020, the Company estimated the fair value of its interest rate swap contracts to be an $11.8 million liability and $38.9 million liability, respectively.

The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Non-financial assets:
Long-lived assets	$—	$—	$—	$—	$—

December 31, 2020
Non-financial assets:
Long-lived assets	$4,754	$4,754	$—	$—	$4,754
13. Related-Party Transactions
During the year ended December 31, 2019, an affiliate of Eldridge provided certain treasury and information technology services to the Company. The Company incurred a de minimis amount of expense for these services during the year ended December 31, 2019, which is included in general and administrative expense in the Company’s consolidated statements of operations. No such services were provided to the Company during the years ended December 31, 2021 and 2020.
In May 2019, the Company repurchased a portion of its Class A Series 2016-1 Notes with a face value of $200 million for $201.4 million from an affiliate of Eldridge. See Note 5—Long Term Debt for additional information.
14. Subsequent Events
The Company has evaluated all events and transactions that occurred after December 31, 2021 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Employment Agreement
In January 2022, the Company entered into an amended and restated employment agreement (the “Amended and Restated Employment Agreement”) with its President and Chief Executive Officer (the "Executive Officer"), effective as of January 1, 2022.
The Amended and Restated Employment Agreement provides for an initial term of five years (through December 31, 2026) with automatic one-year extension periods absent prior written notice electing not to extend the agreement. Among other things, the Amended and Restated Employment Agreement provides for an annual base salary, annual performance bonus to be paid by the Company to the Executive Officer and the Executive Officer will continue to be eligible to participate in the Company’s annual long-term incentive program. In addition, the Amended and Restated Employment Agreement provides for a one-time retention equity award to be issued to the Executive Officer. See the Equity Awards section below for further details.
Equity Awards
In connection with the Amended and Restated Employment Agreement, in January 2022 the Company issued: (i) 34,686 shares of unvested RSUs to the Executive Officer under the Equity Incentive Plan which vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the Executive Officer's continued service through the applicable vesting date and (ii) 69,372 performance-based RSUs (at target) to the Executive Officer under the Equity Incentive Plan, with vesting based on the Company’s adjusted funds from operations performance over a four-year performance period, and the opportunity to earn up to 200% payout of the target award based on such performance. To the extent the performance goals are achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the Executive Officer's continued service through the applicable vesting date.

In January and February 2022, the Company issued an aggregate of 70,889 shares of unvested RSUs to the Company’s executive officers and other employees under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In February 2022, the Company issued an aggregate of 66,333 performance-based RSUs to the Company's executive officers under the Equity Incentive Plan. These are non-vested share awards and 75% of the award shall vest based on the Company's TSR as compared to the TSR of 10 peer companies and 25% of the award shall vest based on the compensation committee's subjective evaluation of the achievement of strategic objectives deemed relevant by the committee. The performance schedule can produce vesting percentages ranging from 0% to 250%. TSR will be calculated based upon the average closing price for the 20-trading day period ending December 31, 2021, divided by the average closing price for the 20-trading day period ending December 31, 2024.
Credit Facility Amendment
In February 2022, the Company entered into an amendment to the Amended Credit Agreement, dated April 12, 2019, and, pursuant to such amendment, among other things, the availability of extensions of credit under the Revolving Credit Facility was increased to $600.0 million, the accordion feature was increased to $600.0 million, the borrowing base limitation on borrowings thereunder was removed, the applicable margin with respect to borrowings under the Revolving Credit Facility was reduced and the LIBOR reference rate was replaced with reference to the Adjusted Term SOFR rate, consistent with market practice.
Subsequent Acquisition and Disposition Activity
Subsequent to December 31, 2021, the Company acquired 29 real estate properties with an aggregate investment (including acquisition costs) of $128.3 million and invested $4.3 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs. In addition, the Company invested $4.0 million in mortgage loans receivable subsequent to December 31, 2021.
Subsequent to December 31, 2021, the Company sold or transferred its investment in 4 real estate properties for an aggregate gross sales price of $7.0 million and incurred approximately $20,000 of disposition costs related to these transactions.

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
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
On February 10, 2022, through our Operating Partnership, we entered into an amendment to our Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC, as Existing Agent, and the lenders party thereto, relating to our Revolving Credit Facility and our April 2019 Term Loan. Among other things, the amendment provides for revolving loans of up to $600.0 million, with a scheduled maturity of the Revolving Credit Facility of February 10, 2026. The $200.0 million April 2019 Term Loan matures on April 12, 2024. The Revolving Credit Facility and the April 2019 Term Loan initially bear interest at an annual rate of applicable Adjusted Term SOFR plus an applicable margin. For more information about this amendment, see “ "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
Financial Statements. (see Item 8)
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019)
3.2	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 28, 2019)
3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 8, 2019)
3.4	Certificate of Notice, dated February 28, 2020 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 2, 2020
3.5	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 16, 2020)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 filed on May 25, 2018)
4.2	Description of the Company's Common Stock, $0.01 par value (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on February 23, 2021)
4.3
Indenture, dated as of June 28, 2021, among Essential Properties, L.P., Essential Properties Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of the Guarantee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2021).

4.4
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
10.4*
Second Amendment to Amended and Restated Credit Agreement, dated February 10, 2022, among the Company, the Operating Partnership, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as existing agent, and the lenders party thereto

10.5	Credit Agreement, dated as of November 26, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Capital One, National Association, as administrative agent, Suntrust Robinson Humphrey, Inc. and Mizuho Bank Ltd., as co-syndication agents, and Chemical Bank, a division of TCF National Bank, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2019)
10.6†
Employment Agreement, effective as of January 1, 2022, by and between Essential Properties Realty Trust, Inc. and Peter M. Mavoides (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2022)

10.7†	Employment Agreement between Essential Properties Realty Trust, Inc. and Gregg A. Seibert, effective as of June 25, 2018 (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed on June 26, 2018)
10.8†	Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)
10.9†	Employment Agreement between Essential Properties Realty Trust, Inc. and Mark E. Patten, effective as of August 10, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2020)

Exhibit Number	Description
10.10	Form of Indemnification Agreement between Essential Properties Realty Trust, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2020)
16.1	Letter from Ernst & Young LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021).
21.1*	Subsidiaries of the Company
22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	February 16, 2022	By:	/s/ Peter M. Mavoides
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

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	February 16, 2022
Peter M. Mavoides	(Principal Executive Officer)

/s/ Mark E. Patten	Executive Vice President, Treasurer and Chief Financial Officer	February 16, 2022
Mark E. Patten	(Principal Financial Officer)

/s/ Timothy J. Earnshaw	Senior Vice President and Chief Accounting Officer	February 16, 2022
Timothy J. Earnshaw	(Principal Accounting Officer)

/s/ Paul T. Bossidy	Director	February 16, 2022
Paul T. Bossidy

/s/ Joyce DeLucca	Director	February 16, 2022
Joyce DeLucca

/s/ Scott A. Estes	Director	February 16, 2022
Scott A. Estes

/s/ Lawrence J. Minich	Director	February 16, 2022
Lawrence J. Minich

/s/ Heather Leed Neary	Director	February 16, 2022
Heather Leed Neary

/s/ Stephen D. Sautel	Director	February 16, 2022
Stephen D. Sautel

/s/ Janaki Sivanesan	Director	February 16, 2022
Janaki Sivanesan

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2021
(Dollar amounts in thousands)

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Alexander City	AL		$184	$242	$—		$—		$184	$242	$426	$54	1987	6/16/2016
Restaurants - Quick Service	Zanesville	OH		397	277	—		—		397	277	674	53	1988	6/16/2016
Restaurants - Quick Service	Belleville	IL		314	369	—		—		314	369	683	75	1988	6/16/2016
Restaurants - Quick Service	Grand Rapids	MI		177	346	—		—		177	346	523	72	1989	6/16/2016
Restaurants - Quick Service	Petaluma	CA		467	533	—		—		467	533	1,000	109	1992	6/16/2016
Restaurants - Quick Service	Clarkesville	GA		178	—	—		—		178	—	178	—	1992	6/16/2016
Restaurants - Quick Service	Philadelphia	PA		485	626	—		—		485	626	1,111	133	1980	6/16/2016
Other Services	Nashville	TN		332	106	—		—		332	106	438	43	1992	6/16/2016
Restaurants - Quick Service	Ruskin	FL		641	—	—		—		641	—	641	—	1993	6/16/2016
Restaurants - Quick Service	Brownsville	TX		561	474	—		—		561	474	1,035	104	1995	6/16/2016
Restaurants - Family Dining	Palantine	IL		926	354	—		—		926	354	1,280	99	1990	6/16/2016
Restaurants - Family Dining	LaGrange	IL		446	851	—		751		446	1,602	2,048	167	1990	6/16/2016
Restaurants - Family Dining	Jacksonville	FL		1,086	957	(620)	(f)	(386)	(f)	466	571	1,037	257	1997	6/16/2016
Restaurants - Casual Dining	Corpus Christi	TX		1,160	—	—		—		1,160	—	1,160	—	2015	6/16/2016
Restaurants - Casual Dining	Centennial	CO		1,593	3,400	—		—		1,593	3,400	4,993	523	1993	6/16/2016
Restaurants - Quick Service	Redford	MI		468	567	—		—		468	567	1,035	115	1998	6/16/2016
Other Services	Landrum	SC		214	87	—		—		214	87	301	29	1992	6/16/2016
Restaurants - Family Dining	Virginia Beach	VA		90	192	—		—		90	192	282	220	1997	6/16/2016
Restaurants - Casual Dining	Thomasville	GA		903	233	—		600		903	833	1,736	166	1999	6/16/2016
Restaurants - Casual Dining	Grapevine	TX		1,385	977	—		—		1,385	977	2,362	205	1999	6/16/2016
Restaurants - Family Dining	Plano	TX		207	424	—		—		207	424	631	466	1998	6/16/2016
Restaurants - Family Dining	Coon Rapids	MN		635	856	—		—		635	856	1,491	177	1991	6/16/2016
Restaurants - Family Dining	Mankato	MN		700	585	—		—		700	585	1,285	152	1992	6/16/2016
Restaurants - Casual Dining	Omaha	NE		465	1,184	(203)	(f)	(498)	(f)	262	686	948	166	1979	6/16/2016
Restaurants - Family Dining	Merrillville	IN		797	322	—		125		797	447	1,244	68	1977	6/16/2016
Restaurants - Family Dining	Appleton	WI		441	590	—		—		441	590	1,031	138	1977	6/16/2016
Restaurants - Family Dining	St. Joseph	MO		559	371	—		—		559	371	930	99	1978	6/16/2016
Restaurants - Family Dining	Gladstone	MO		479	783	—		—		479	783	1,262	155	1979	6/16/2016
Restaurants - Family Dining	Brainerd	MN		761	547	—		—		761	547	1,308	127	1990	6/16/2016
Restaurants - Family Dining	Cedar Rapids	IA		804	563	—		—		804	563	1,367	126	1994	6/16/2016
Restaurants - Family Dining	Brooklyn Park	MN		725	693	—		—		725	693	1,418	160	1997	6/16/2016
Restaurants - Quick Service	Pontiac	MI		316	423	—		—		316	423	739	96	2003	6/16/2016
Restaurants - Quick Service	Troy	MI		674	—	—		—		674	—	674	—	1984	6/16/2016
Restaurants - Quick Service	Clay	NY		129	413	1,654		—		1,783	413	2,196	542	1991	6/16/2016
Restaurants - Quick Service	Buna	TX		152	138	—		—		152	138	290	33	1976	6/16/2016
Restaurants - Quick Service	Carthage	TX		111	239	—		—		111	239	350	50	1975	6/16/2016
Restaurants - Quick Service	Dayton	TX		195	174	—		—		195	174	369	38	1969	6/16/2016
Restaurants - Quick Service	Diboll	TX		92	177	—				92	177	269	38	1990	6/16/2016
Restaurants - Quick Service	Huntington	TX		120	180	—		—		120	180	300	49	1980	6/16/2016
Restaurants - Quick Service	Huntsville	TX		120	290	—		—		120	290	410	54	1985	6/16/2016
Restaurants - Quick Service	Jasper	TX		111	209	—		—		111	209	320	43	1992	6/16/2016
Restaurants - Quick Service	Kountze	TX		120	290	—		—		120	290	410	54	1995	6/16/2016
Restaurants - Quick Service	Rusk	TX		129	142	—		—		129	142	271	37	1989	6/16/2016
Restaurants - Quick Service	Sour Lake	TX		204	114	—		—		204	114	318	33	1978	6/16/2016
Restaurants - Quick Service	Vernon	CT		155	208	—		—		155	208	363	86	1983	6/16/2016
Restaurants - Quick Service	Battle Creek	MI		114	690	—		—		114	690	804	120	1969	6/16/2016
Restaurants - Quick Service	Clio	MI		350	889	—		—		350	889	1,239	164	1991	6/16/2016
Restaurants - Quick Service	Charlotte	MI		190	722	—		—		190	722	912	124	1991	6/16/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	St. Johns	MI		$218	$403	$—	$—	$218	$403	$621	$94	1991	6/16/2016
Automotive Service	Burnsville	MN		734	309	180	25	914	334	1,248	111	1973	6/16/2016
Restaurants - Family Dining	Albert Lea	MN		337	463	—	—	337	463	800	115	1975	6/16/2016
Restaurants - Family Dining	Crystal	MN		821	178	—	—	821	178	999	69	1975	6/16/2016
Restaurants - Casual Dining	West Monroe	LA		343	94	—	—	343	94	437	31	1988	6/16/2016
Restaurants - Quick Service	Greenfield	WI		556	789	—	—	556	789	1,345	154	1983	6/16/2016
Restaurants - Quick Service	Redford	MI		479	—	—	—	479	—	479	—	1981	6/16/2016
Restaurants - Quick Service	Bridgeport	MI		309	619	—	—	309	619	928	139	1989	6/16/2016
Restaurants - Quick Service	Birmingham	AL		261	780	—	—	261	780	1,041	136	2000	6/16/2016
Restaurants - Quick Service	Oneonta	AL		220	485	—	—	220	485	705	88	1993	6/16/2016
Restaurants - Quick Service	Union City	GA		416	746	—	—	416	746	1,162	135	1976	6/16/2016
Restaurants - Quick Service	Marietta	GA		214	618	—	—	214	618	832	107	1979	6/16/2016
Restaurants - Quick Service	Vicksburg	MS		203	627	—	—	203	627	830	108	1979	6/16/2016
Restaurants - Quick Service	Riverdale	GA		309	584	—	—	309	584	893	105	1978	6/16/2016
Restaurants - Quick Service	Snellville	GA		242	484	—	—	242	484	726	92	1981	6/16/2016
Restaurants - Quick Service	Trussville	AL		243	480	—	—	243	480	723	88	1996	6/16/2016
Restaurants - Quick Service	Forest Park	GA		233	341	—	—	233	341	574	61	1988	6/16/2016
Restaurants - Quick Service	Decatur	GA		239	714	—	—	239	714	953	123	1982	6/16/2016
Restaurants - Quick Service	Monroe	GA		302	733	—	—	302	733	1,035	130	1985	6/16/2016
Restaurants - Quick Service	Decatur	GA		292	463	—	—	292	463	755	78	1983	6/16/2016
Restaurants - Quick Service	Columbia	SC		241	461	—	—	241	461	702	92	1981	6/16/2016
Restaurants - Quick Service	Decatur	GA		302	721	—	—	302	721	1,023	128	1986	6/16/2016
Restaurants - Quick Service	Conyers	GA		330	767	—	—	330	767	1,097	138	1982	6/16/2016
Restaurants - Quick Service	Stockbridge	GA		396	771	—	—	396	771	1,167	131	1975	6/16/2016
Restaurants - Quick Service	Lawrenceville	GA		306	550	—	—	306	550	856	107	1988	6/16/2016
Restaurants - Quick Service	Lithonia	GA		290	606	—	—	290	606	896	105	1979	6/16/2016
Restaurants - Quick Service	Tucker	GA		339	586	—	—	339	586	925	106	1976	6/16/2016
Restaurants - Quick Service	Covington	GA		379	722	—	—	379	722	1,101	132	1979	6/16/2016
Restaurants - Quick Service	Columbus	GA		174	442	—	—	174	442	616	79	1987	6/16/2016
Restaurants - Quick Service	Tupelo	MS		731	329	—	—	731	329	1,060	73	2000	6/16/2016
Restaurants - Quick Service	New Albany	MS		295	346	—	—	295	346	641	65	1993	6/16/2016
Restaurants - Quick Service	Parkersburg	WV		185	570	—	—	185	570	755	104	1976	6/16/2016
Restaurants - Quick Service	Ashland	KY		279	858	—	—	279	858	1,137	157	1979	6/16/2016
Restaurants - Quick Service	Huntington	WV		223	539	—	—	223	539	762	99	1979	6/16/2016
Restaurants - Quick Service	North Little Rock	AR		190	450	—	—	190	450	640	90	1978	6/16/2016
Restaurants - Quick Service	Jackson	MS		400	348	—	—	400	348	748	69	1981	6/16/2016
Restaurants - Quick Service	Madison	TN		281	458	—	—	281	458	739	81	1988	6/16/2016
Restaurants - Quick Service	Little Rock	AR		169	48	—	15	169	63	232	27	1979	6/16/2016
Restaurants - Quick Service	Hurricane	WV		238	485	—	—	238	485	723	88	1981	6/16/2016
Restaurants - Quick Service	Parkersburg	WV		261	513	—	—	261	513	774	99	1982	6/16/2016
Restaurants - Quick Service	Chattanooga	TN		407	465	—	—	407	465	872	89	1983	6/16/2016
Restaurants - Quick Service	Knoxville	TN		352	347	—	—	352	347	699	66	1981	6/16/2016
Restaurants - Quick Service	Jacksonville	NC		284	152	—	948	284	1,100	1,384	39	1986	6/16/2016
Restaurants - Quick Service	Knoxville	TN		394	271	—	—	394	271	665	55	1982	6/16/2016
Restaurants - Quick Service	Forestdale	AL		241	613	—	—	241	613	854	109	1975	6/16/2016
Restaurants - Quick Service	Louisville	KY		319	238	—	815	319	1,053	1,372	54	1988	6/16/2016
Restaurants - Quick Service	Festus	MO		195	802	—	—	195	802	997	139	1979	6/16/2016
Restaurants - Quick Service	Jacksonville	FL		330	542	—	—	330	542	872	103	1976	6/16/2016
Restaurants - Quick Service	Jacksonville	FL		220	701	—	—	220	701	921	132	1979	6/16/2016
Restaurants - Quick Service	Winter Garden	FL		326	383	—	—	326	383	709	77	1987	6/16/2016
Restaurants - Quick Service	Sanford	FL		350	375	—	—	350	375	725	84	1986	6/16/2016
Restaurants - Quick Service	Lebanon	TN		311	736	—	—	311	736	1,047	155	1974	6/16/2016
Restaurants - Quick Service	Prattville	AL		551	524	—	—	551	524	1,075	101	1978	6/16/2016
Restaurants - Quick Service	Calhoun	GA		346	673	—	—	346	673	1,019	125	1979	6/16/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Mableton	GA		$152	$366	$—		$—		$152	$366	$518	$72	1977	6/16/2016
Restaurants - Quick Service	Brunswick	GA		532	137	(55)	(f)	—		477	137	614	37	1995	6/16/2016
Restaurants - Quick Service	Summerville	SC		215	720	—		—		215	720	935	134	1978	6/16/2016
Restaurants - Quick Service	Thomaston	GA		193	364	—		—		193	364	557	75	1987	6/16/2016
Restaurants - Quick Service	Smyrna	GA		392	311	—		—		392	311	703	64	1981	6/16/2016
Restaurants - Quick Service	Smyrna	TN		221	556	—		—		221	556	777	101	1982	6/16/2016
Restaurants - Quick Service	Tullahoma	TN		226	701	—		—		226	701	927	135	1975	6/16/2016
Restaurants - Quick Service	Shelbyville	TN		323	456	—		—		323	456	779	87	1976	6/16/2016
Restaurants - Quick Service	Dallas	GA		260	832	—		—		260	832	1,092	161	1985	6/16/2016
Restaurants - Quick Service	North Charleston	SC		121	459	—		—		121	459	580	84	1990	6/16/2016
Restaurants - Quick Service	LaGrange	GA		207	562	—		—		207	562	769	105	1985	6/16/2016
Restaurants - Quick Service	Cullman	AL		260	723	—		—		260	723	983	139	1999	6/16/2016
Restaurants - Quick Service	Batesville	MS		125	551	—		—		125	551	676	101	1992	6/16/2016
Restaurants - Quick Service	Phenix City	AL		273	665	—		—		273	665	938	135	1979	6/16/2016
Restaurants - Quick Service	Montgomery	AL		333	349	—		—		333	349	682	72	1986	6/16/2016
Restaurants - Quick Service	Starke	FL		240	468	—		—		240	468	708	95	1980	6/16/2016
Restaurants - Quick Service	Madisonville	KY		302	426	—		—		302	426	728	84	1976	6/16/2016
Restaurants - Quick Service	Marietta	OH		175	506	—		—		175	506	681	91	1979	6/16/2016
Restaurants - Quick Service	Hueytown	AL		133	711	—		—		133	711	844	130	1979	6/16/2016
Restaurants - Quick Service	Gallipolis	OH		247	722	—		—		247	722	969	138	1979	6/16/2016
Restaurants - Quick Service	Valdosta	GA		236	545	—		—		236	545	781	100	1980	6/16/2016
Restaurants - Quick Service	Douglas	GA		243	557	—		—		243	557	800	102	1979	6/16/2016
Restaurants - Quick Service	Fayetteville	GA		300	506	—		—		300	506	806	95	1984	6/16/2016
Restaurants - Quick Service	Troy	AL		183	520	—		—		183	520	703	97	1985	6/16/2016
Restaurants - Quick Service	Wetumpka	AL		273	416	—		—		273	416	689	83	1986	6/16/2016
Restaurants - Quick Service	St. Albans	WV		154	491	—		—		154	491	645	89	1975	6/16/2016
Restaurants - Quick Service	Huntington	WV		233	540	—		—		233	540	773	99	1992	6/16/2016
Restaurants - Quick Service	Newburgh	NY		913	738	—		—		913	738	1,651	190	1975	6/16/2016
Restaurants - Quick Service	Erie	PA		444	562	—		—		444	562	1,006	139	1977	6/16/2016
Restaurants - Quick Service	Dickson	TN		292	79	—		29		292	108	400	31	1977	6/16/2016
Restaurants - Quick Service	South Daytona	FL		416	668	—		—		416	668	1,084	135	1984	6/16/2016
Restaurants - Quick Service	Milford	NH		409	355	—		—		409	355	764	84	1993	6/16/2016
Restaurants - Quick Service	Portland	OR		252	131	—		—		252	131	383	35	2015	6/16/2016
Restaurants - Quick Service	Superior	CO		370	434	—				370	434	804	88	2002	6/16/2016
Restaurants - Casual Dining	Fond du Lac	WI		521	1,197	(222)	(f)	(425)	(f)	299	772	1,071	152	1996	6/16/2016
Restaurants - Casual Dining	Alexandria	LA		837	889	—		—		837	889	1,726	231	1994	6/16/2016
Medical / Dental	Hurst	TX		1,462	1,493	—		300		1,462	1,793	3,255	338	1997	6/16/2016
Restaurants - Quick Service	Jacksonville	FL		872	354	—		—		872	354	1,226	70	2006	6/16/2016
Restaurants - Casual Dining	Fleming Island	FL		586	355	—		—		586	355	941	66	2006	6/16/2016
Restaurants - Casual Dining	Port St. Lucie	FL		930	1,510	—		—		930	1,510	2,440	297	1988	6/16/2016
Restaurants - Casual Dining	Waycross	GA		861	1,700	—		—		861	1,700	2,561	309	1994	6/16/2016
Restaurants - Casual Dining	Kingsland	GA		602	1,256	—		—		602	1,256	1,858	243	1995	6/16/2016
Restaurants - Casual Dining	Jacksonville	FL		821	1,215	—		(524)	(f)	821	691	1,512	256	1995	6/16/2016
Restaurants - Casual Dining	North Fort Myers	FL		1,060	1,817	—		—		1,060	1,817	2,877	320	1994	6/16/2016
Restaurants - Casual Dining	Cape Coral	FL		741	1,692	—		—		741	1,692	2,433	307	1996	6/16/2016
Restaurants - Casual Dining	Panama City Beach	FL		750	959	—		—		750	959	1,709	192	1999	6/16/2016
Restaurants - Casual Dining	Dothan	AL		577	1,144	—		—		577	1,144	1,721	214	1993	6/16/2016
Restaurants - Casual Dining	Albany	GA		731	1,249	—		—		731	1,249	1,980	225	1991	6/16/2016
Restaurants - Casual Dining	Panama City	FL		539	1,389	—		—		539	1,389	1,928	234	1991	6/16/2016
Restaurants - Casual Dining	Valdosta	GA		626	957	—		—		626	957	1,583	192	1994	6/16/2016
Restaurants - Casual Dining	Gainesville	FL		193	1,930	—		—		193	1,930	2,123	294	1994	6/16/2016
Restaurants - Casual Dining	Panama City	FL		673	1,044	50		—		723	1,044	1,767	260	1999	6/16/2016
Restaurants - Quick Service	Warner Robins	GA		130	174	—		908		130	1,082	1,212	45	1975	6/16/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service	Spring	TX		$805	$1,577	$—	$—	$805	$1,577	$2,382	$287	2013	8/4/2016
Home Furnishings	Frisco	TX		2,224	4,779	—	—	2,224	4,779	7,003	699	2006	8/19/2016
Convenience Stores	Binghamton	NY		273	1,008	—	—	273	1,008	1,281	214	1970	8/22/2016
Convenience Stores	Windsor	NY		272	1,101	—	—	272	1,101	1,373	234	1980	8/22/2016
Convenience Stores	Greene	NY		557	1,974	—	—	557	1,974	2,531	419	1989	8/22/2016
Convenience Stores	Afton	NY		348	1,303	—	—	348	1,303	1,651	276	1994	8/22/2016
Convenience Stores	Lansing	NY		861	3,034	—	—	861	3,034	3,895	643	2010	8/22/2016
Convenience Stores	Freeville	NY		524	1,457	—	—	524	1,457	1,981	309	1994	8/22/2016
Convenience Stores	Marathon	NY		520	2,127	—	—	520	2,127	2,647	451	1995	8/22/2016
Convenience Stores	New Hartford	NY		301	863	—	—	301	863	1,164	183	1995	8/22/2016
Convenience Stores	Chadwicks	NY		213	784	—	—	213	784	997	166	1987	8/22/2016
Convenience Stores	Liberty	NY		219	811	—	—	219	811	1,030	172	2004	8/22/2016
Convenience Stores	Earlville	NY		258	985	—	—	258	985	1,243	209	1997	8/22/2016
Convenience Stores	Vestal	NY		324	1,285	—	—	324	1,285	1,609	273	1996	8/22/2016
Convenience Stores	Delhi	NY		275	1,066	—	—	275	1,066	1,341	226	1992	8/22/2016
Convenience Stores	Franklin	NY		423	774	—	—	423	774	1,197	164	1998	8/22/2016
Convenience Stores	Endicott	NY		188	576	—	—	188	576	764	122	1995	8/22/2016
Convenience Stores	Davenport	NY		324	1,194	—	—	324	1,194	1,518	254	1993	8/22/2016
Restaurants - Family Dining	Salem	NH		131	232	—	—	131	232	363	289	1998	9/16/2016
Other Services	Anniston	AL		312	176	—	—	312	176	488	55	1992	9/16/2016
Early Childhood Education	Cumming	GA		876	2,357	—	—	876	2,357	3,233	390	2001	9/30/2016
Early Childhood Education	Suwanee	GA		922	2,108	—	—	922	2,108	3,030	349	2009	9/30/2016
Medical / Dental	Fort Worth	TX		1,617	—	99	4,187	1,716	4,187	5,903	478	2017	10/12/2016
Car Washes	Acworth	GA		1,346	2,615	—	—	1,346	2,615	3,961	421	2006	10/17/2016
Car Washes	Douglasville	GA		1,974	2,882	—	—	1,974	2,882	4,856	464	2006	10/17/2016
Car Washes	Hiram	GA		1,376	2,947	—	—	1,376	2,947	4,323	475	2004	10/17/2016
Car Washes	Marietta	GA		1,302	2,136	—	—	1,302	2,136	3,438	344	2002	10/17/2016
Medical / Dental	Port Charlotte	FL		1,820	2,072	—	—	1,820	2,072	3,892	370	2000	10/20/2016
Automotive Service	Lackawanna	NY		231	232	—	—	231	232	463	40	1987	10/28/2016
Automotive Service	Cheektowaga	NY		367	509	—	—	367	509	876	88	1978	10/28/2016
Automotive Service	Amherst	NY		410	606	—	—	410	606	1,016	105	1998	10/28/2016
Automotive Service	Niagara Falls	NY		615	1,025	—	—	615	1,025	1,640	178	1985	10/28/2016
Automotive Service	Williamsville	NY		419	1,302	—	—	419	1,302	1,721	226	1988	10/28/2016
Automotive Service	Dunkirk	NY		255	187	—	—	255	187	442	33	1980	10/28/2016
Car Washes	Tucson	AZ		1,048	2,190	—	—	1,048	2,190	3,238	347	2010	11/9/2016
Restaurants - Quick Service	Burlington	IA		444	1,171	—	—	444	1,171	1,615	217	1976	11/15/2016
Restaurants - Quick Service	Cedar Rapids	IA		436	1,179	—	—	436	1,179	1,615	219	1991	11/15/2016
Restaurants - Quick Service	Fort Madison	IA		304	1,284	—	—	304	1,284	1,588	238	1987	11/15/2016
Restaurants - Quick Service	Waterloo	IA		344	846	—	—	344	846	1,190	157	1982	11/15/2016
Restaurants - Quick Service	Nebraska City	NE		363	748	—	—	363	748	1,111	139	2014	11/15/2016
Restaurants - Quick Service	Plattsmouth	NE		304	1,302	—	—	304	1,302	1,606	241	1999	11/15/2016
Restaurants - Quick Service	Red Oak	IA		254	1,010	—	—	254	1,010	1,264	187	2000	11/15/2016
Movie Theatres	Florence	AL		1,519	6,294	117	—	1,636	6,294	7,930	1,048	2015	12/19/2016
Restaurants - Casual Dining	Gardendale	AL		589	1,984	—	—	589	1,984	2,573	313	2005	12/29/2016
Restaurants - Casual Dining	Jasper	AL		468	2,144	—	—	468	2,144	2,612	318	2005	12/29/2016
Restaurants - Casual Dining	Homewood	AL		808	1,233	—	—	808	1,233	2,041	209	1976	12/29/2016
Medical / Dental	Stevenson	AL		191	466	—	—	191	466	657	85	1990	12/30/2016
Medical / Dental	Tucson	AZ		323	780	—	—	323	780	1,103	108	1967	12/30/2016
Medical / Dental	Miami	FL		485	982	—	—	485	982	1,467	130	1981	12/30/2016
Medical / Dental	Sarasota	FL		323	557	—	—	323	557	880	87	1973	12/30/2016
Medical / Dental	Sarasota	FL		485	446	—	—	485	446	931	80	2001	12/30/2016
Medical / Dental	Dalton	GA		323	406	—	—	323	406	729	91	1960	12/30/2016
Medical / Dental	Alton	IL		252	568	—	—	252	568	820	108	2001	12/30/2016
Medical / Dental	Quincy	IL		272	608	—	—	272	608	880	113	2001	12/30/2016

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Medical / Dental	Clarksville	IN		$657	$1,033	$—		$—		$657	$1,033	$1,690	$180	1994	12/30/2016
Medical / Dental	Terre Haute	IN		292	325	—		—		292	325	617	68	1998	12/30/2016
Medical / Dental	Brewster	MA		60	578	—		—		60	578	638	76	1986	12/30/2016
Medical / Dental	Kansas City	MO		333	568	—		—		333	568	901	105	1979	12/30/2016
Medical / Dental	Laurel	MS		100	1,033	—		—		100	1,033	1,133	143	1970	12/30/2016
Medical / Dental	Picayune	MS		70	517	—		—		70	517	587	75	1977	12/30/2016
Medical / Dental	Rochester	NH		181	426	—		—		181	426	607	70	1958	12/30/2016
Medical / Dental	Canandaigua	NY		70	527	—		—		70	527	597	73	2009	12/30/2016
Medical / Dental	Anderson	SC		211	487	—		—		211	487	698	71	1948	12/30/2016
Medical / Dental	Camden	SC		211	537	—		—		211	537	748	91	1985	12/30/2016
Medical / Dental	Columbia	SC		211	426	—		—		211	426	637	70	1986	12/30/2016
Medical / Dental	Austin	TX		242	375	—		—		242	375	617	71	1970	12/30/2016
Medical / Dental	Richmond	TX		495	446	—		—		495	446	941	96	1982	12/30/2016
Medical / Dental	Terrell Hills	TX		282	588	—		—		282	588	870	87	2002	12/30/2016
Health and Fitness	West Valley City	UT		1,936	4,210	—		—		1,936	4,210	6,146	603	1984	12/30/2016
Medical / Dental	Rock Springs	WY		620	2,550	—		—		620	2,550	3,170	375	2001	1/17/2017
Car Washes	Conyers	GA		1,136	4,332	—		—		1,136	4,332	5,468	691	2013	1/24/2017
Car Washes	Covington	GA		824	3,759	—		—		824	3,759	4,583	621	2011	1/24/2017
Movie Theatres	North Myrtle Beach	SC		1,465	7,081	—		—		1,465	7,081	8,546	921	2006	1/31/2017
Medical / Dental	Bridgeton	MO		199	578	—		—		199	578	777	85	1982	2/9/2017
Medical / Dental	Mokena	IL		237	303	—		—		237	303	540	77	2008	2/9/2017
Medical / Dental	Lexington	KY		199	474	—		—		199	474	673	79	2014	2/9/2017
Medical / Dental	Islip Terrace	NY		313	436	—		—		313	436	749	68	1986	2/9/2017
Early Childhood Education	Alpharetta	GA		1,595	4,177	—		—		1,595	4,177	5,772	655	2016	2/28/2017
Home Furnishings	Westland	MI		1,858	14,560	43		1,543		1,901	16,103	18,004	1,923	1987	3/1/2017
Home Furnishings	Ann Arbor	MI		2,096	13,399	25		2,035		2,121	15,434	17,555	1,728	1992	3/1/2017
Equipment Rental and Sales	Muskegon	MI		1,113	6,436	—		825		1,113	7,261	8,374	861	1987	3/1/2017
Home Furnishings	Battle Creek	MI		1,212	7,904	(519)	(f)	(3,244)	(f)	693	4,660	5,353	998	1996	3/1/2017
Automotive Service	Prosper	TX		1,161	2,534	—		—		1,161	2,534	3,695	382	2010	3/8/2017
Restaurants - Quick Service	Cedartown	GA		258	812	—		—		258	812	1,070	122	1987	3/9/2017
Restaurants - Quick Service	Forsyth	GA		464	808	—		—		464	808	1,272	121	1989	3/9/2017
Automotive Service	New Freedom	PA		904	872	—		—		904	872	1,776	155	1997	3/28/2017
Car Washes	Huntingtown	MD		984	1,857	—		—		984	1,857	2,841	288	1998	3/28/2017
Automotive Service	Gambrills	MD		2,461	6,139	—		—		2,461	6,139	8,600	806	2009	3/28/2017
Convenience Stores	Tyler	TX		404	1,433	—		—		404	1,433	1,837	271	1980	3/30/2017
Early Childhood Education	San Antonio	TX		928	3,312	—		—		928	3,312	4,240	445	2016	4/25/2017
Medical / Dental	Payson	AZ		548	1,944	—		—		548	1,944	2,492	256	1988	4/28/2017
Medical / Dental	Brownsville	TX		1,626	—	982		7,743		2,608	7,743	10,351	843	2018	5/5/2017
Medical / Dental	Baytown	TX		286	1,790	—		—		286	1,790	2,076	225	2008	5/18/2017
Car Washes	Las Cruces	NM		510	2,290	—		—		510	2,290	2,800	327	2008	5/24/2017
Car Washes	Las Cruces	NM		570	2,187	—		—		570	2,187	2,757	312	2010	5/24/2017
Building Materials	Columbia Station	OH		1,078	1,437	—		—		1,078	1,437	2,515	233	1961	6/1/2017
Building Materials	Maumee	OH		733	1,238	—		—		733	1,238	1,971	201	1963	6/1/2017
Building Materials	Troy	OH		403	693	—		—		403	693	1,096	113	1991	6/1/2017
Building Materials	Jackson	OH		288	211	—		—		288	211	499	35	1995	6/1/2017
Building Materials	Lancaster	OH		376	833	—		—		376	833	1,209	136	1995	6/1/2017
Building Materials	Portsmouth	OH		133	160	—		—		133	160	293	26	1996	6/1/2017
Building Materials	Radcliff	KY		414	200	—		—		414	200	614	33	1984	6/1/2017
Building Materials	Gainesville	FL		934	638	—		—		934	638	1,572	104	2003	6/1/2017
Building Materials	Cartersville	GA		1,313	1,743	—		—		1,313	1,743	3,056	283	2003	6/1/2017
Building Materials	Douglasville	GA		1,026	2,421	—		—		1,026	2,421	3,447	393	2004	6/1/2017
Building Materials	El Paso	TX		901	177	—		—		901	177	1,078	29	1984	6/1/2017
Building Materials	Garland	TX		1,250	2,283	—		—		1,250	2,283	3,533	371	2001	6/1/2017
Building Materials	Conroe	TX		2,150	631	—		—		2,150	631	2,781	103	2002	6/1/2017

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Building Materials	Amarillo	TX		$927	$655	$—		$—		$927	$655	$1,582	$107	2002	6/1/2017
Building Materials	Grand Junction	CO		760	403	—		—		760	403	1,163	66	1983	6/1/2017
Building Materials	Mt. Pleasant	SC		1,097	171	—		—		1,097	171	1,268	28	1983	6/1/2017
Building Materials	Irondale	AL		546	227	—		—		546	227	773	37	1975	6/1/2017
Building Materials	Bessemer	AL		1,514	3,413	—		—		1,514	3,413	4,927	554	2002	6/1/2017
Car Washes	Farmington	NM		634	4,945	—		—		634	4,945	5,579	706	2005	6/6/2017
Car Washes	Farmington	NM		746	2,795	—		—		746	2,795	3,541	399	2013	6/6/2017
Car Washes	Pueblo	CO		898	5,103	—		—		898	5,103	6,001	728	2008	6/6/2017
Restaurants - Quick Service	Soperton	GA		312	443	(56)	(f)	(55)	(f)	256	388	644	88	1992	6/6/2017
Movie Theatres	Kenosha	WI		3,159	3,755	116		—		3,275	3,755	7,030	646	1997	6/8/2017
Entertainment	Visalia	CA		1,320	2,320	—		—		1,320	2,320	3,640	364	1984	6/30/2017
Automotive Service	Knoxville	TN		518	695	—		—		518	695	1,213	132	2008	7/21/2017
Automotive Service	Forest Park	GA		498	850	—		—		498	850	1,348	146	1992	7/21/2017
Automotive Service	Martinez	GA		612	570	—		—		612	570	1,182	124	1992	7/21/2017
Automotive Service	Clarksville	TN		498	633	—		—		498	633	1,131	116	1998	7/21/2017
Automotive Service	Ocala	FL		518	715	—		168		518	883	1,401	137	1989	7/21/2017
Automotive Service	Orlando	FL		456	664	—		178		456	842	1,298	113	1989	7/21/2017
Medical / Dental	Montgomery	AL		477	2,976	—		—		477	2,976	3,453	369	2001	8/7/2017
Restaurants - Quick Service	Algona	IA		150	528	—		—		150	528	678	82	1993	8/10/2017
Car Washes	Buford	GA		1,353	3,693	—		—		1,353	3,693	5,046	553	2010	8/15/2017
Early Childhood Education	Orlando	FL		1,175	4,362	—		—		1,175	4,362	5,537	541	2010	8/25/2017
Automotive Service	Garden City	MI		366	961	—		—		366	961	1,327	138	1984	8/29/2017
Automotive Service	Troy	MI		794	1,389	—		—		794	1,389	2,183	199	1974	8/29/2017
Automotive Service	Burton	MI		188	1,180	—		—		188	1,180	1,368	155	1955	8/29/2017
Medical / Dental	Round Rock	TX		713	6,821	—		—		713	6,821	7,534	790	2016	9/12/2017
Car Washes	Little Rock	AR		685	3,361	—		—		685	3,361	4,046	401	1976	9/12/2017
Car Washes	Bryant	AR		489	2,790	—		—		489	2,790	3,279	328	1997	9/20/2017
Automotive Service	Longwood	FL		887	1,263	—		177		887	1,440	2,327	215	2000	9/25/2017
Car Washes	Anderson	SC		793	4,031	—		—		793	4,031	4,824	504	2008	9/26/2017
Car Washes	Cornelia	GA		470	2,670	—		—		470	2,670	3,140	334	2001	9/26/2017
Car Washes	South Commerce	GA		607	3,072	—		—		607	3,072	3,679	391	2016	9/26/2017
Car Washes	Seneca	SC		255	2,994	—		—		255	2,994	3,249	352	2005	9/26/2017
Restaurants - Quick Service	East Bethel	MN		764	1,353	—		—		764	1,353	2,117	308	1996	9/27/2017
Restaurants - Quick Service	Isanti	MN		1,167	1,859	—		—		1,167	1,859	3,026	353	1989	9/27/2017
Convenience Stores	Braham	MN		289	1,043	—		—		289	1,043	1,332	164	1986	9/27/2017
Restaurants - Quick Service	Grantsburg	WI		640	1,673	—		—		640	1,673	2,313	313	2005	9/27/2017
Health and Fitness	Hobbs	NM		938	1,503	—		—		938	1,503	2,441	235	2016	9/28/2017
Health and Fitness	Florence	KY		868	2,186	—		—		868	2,186	3,054	297	1994	9/28/2017
Automotive Service	Magnolia	TX		1,402	2,480	—		—		1,402	2,480	3,882	406	2017	9/29/2017
Early Childhood Education	Winter Garden	FL		1,169	4,603	—		—		1,169	4,603	5,772	597	2015	9/29/2017
Car Washes	Rogers	AR		763	2,663	—		—		763	2,663	3,426	342	2005	9/29/2017
Car Washes	Shreveport	LA		460	2,615	—		—		460	2,615	3,075	334	2017	9/29/2017
Entertainment	Orlando	FL		2,290	4,377	—		4,500		2,290	8,877	11,167	672	2007	9/29/2017
Medical / Dental	North Lima	OH		112	926	—		—		112	926	1,038	107	1976	10/5/2017
Medical / Dental	West Lafayette	IN		122	397	—		—		122	397	519	51	1976	10/5/2017
Medical / Dental	Salem	OH		92	468	—		—		92	468	560	59	1985	10/5/2017
Medical / Dental	Toledo	OH		448	1,750	—		—		448	1,750	2,198	203	1995	10/5/2017
Medical / Dental	Youngstown	OH		275	702	—		—		275	702	977	98	1971	10/5/2017
Medical / Dental	Madison	OH		387	488	—		—		387	488	875	69	1950	10/5/2017
Medical / Dental	Youngstown	OH		366	1,394	—		—		366	1,394	1,760	186	1995	10/5/2017
Medical / Dental	Penn Yan	NY		132	651	—		—		132	651	783	87	1986	10/5/2017
Medical / Dental	Kent	OH		173	610	—		—		173	610	783	80	1970	10/5/2017
Convenience Stores	Tyler	TX		706	511	—		950		706	1,461	2,167	198	1996	10/16/2017
Entertainment	Hoover	AL		1,403	2,939	—		—		1,403	2,939	4,342	401	2017	10/13/2017

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Convenience Stores	Farmington	NM		$332	$302	$—		$—		$332	$302	$634	$54	1966	11/8/2017
Convenience Stores	Farmington	NM		342	604	—		—		342	604	946	91	1972	11/8/2017
Convenience Stores	Farmington	NM		372	886	—		—		372	886	1,258	146	2013	11/8/2017
Convenience Stores	Aztec	NM		322	685	—		—		322	685	1,007	105	1982	11/8/2017
Convenience Stores	Farmington	NM		282	1,077	—		—		282	1,077	1,359	163	1980	11/8/2017
Convenience Stores	Farmington	NM		503	815	—		—		503	815	1,318	133	1980	11/8/2017
Convenience Stores	Farmington	NM		735	352	—		—		735	352	1,087	71	1982	11/8/2017
Convenience Stores	Ignacio	CO		272	1,047	—		—		272	1,047	1,319	151	1983	11/8/2017
Convenience Stores	Farmington	NM		332	775	—		—		332	775	1,107	126	1985	11/8/2017
Convenience Stores	Farmington	NM		453	1,027	—		—		453	1,027	1,480	180	1990	11/8/2017
Convenience Stores	Kirtland	NM		332	906	—		—		332	906	1,238	139	1980	11/8/2017
Restaurants - Quick Service	Gray	GA		293	374	(55)	(f)	(43)	(f)	238	331	569	59	1992	11/10/2017
Restaurants - Quick Service	Sandersville	GA		283	515	(53)	(f)	(69)	(f)	230	446	676	76	1989	11/10/2017
Restaurants - Quick Service	Barnesville	GA		243	414	(135)	(f)	(205)	(f)	108	209	317	59	1996	11/10/2017
Health and Fitness	Greeley	CO		1,484	4,491	—		—		1,484	4,491	5,975	558	1989	11/16/2017
Restaurants - Quick Service	Hutchinson	KS		194	777	—		—		194	777	971	108	1971	11/16/2017
Medical / Dental	Tyler	TX		985	5,675	—		—		985	5,675	6,660	688	1999	11/17/2017
Medical / Dental	Lindale	TX		394	1,429	—		—		394	1,429	1,823	203	2013	11/17/2017
Convenience Stores	Farmington	NM		554	785	—		—		554	785	1,339	157	1998	11/21/2017
Pet Care Services	Franklin	IN		395	2,319	—		—		395	2,319	2,714	285	2007	12/1/2017
Pet Care Services	Fayetteville	AR		905	1,456	—		—		905	1,456	2,361	203	1979	12/1/2017
Pet Care Services	Greenwood	IN		312	593	—		—		312	593	905	78	1952	12/1/2017
Pet Care Services	Indianapolis	IN		52	416	—		—		52	416	468	48	1954	12/1/2017
Early Childhood Education	Lansdowne	VA		2,167	2,982	—		—		2,167	2,982	5,149	395	2006	12/4/2017
Early Childhood Education	Overland Park	KS		1,189	4,062	—		—		1,189	4,062	5,251	514	2017	12/8/2017
Restaurants - Casual Dining	Bossier City	LA		976	2,347	—		—		976	2,347	3,323	319	1993	12/15/2017
Restaurants - Casual Dining	Augusta	GA		1,663	1,909	—		—		1,663	1,909	3,572	248	1982	12/15/2017
Movie Theatres	Dublin	OH		2,126	10,097	—		—		2,126	10,097	12,223	1,168	1994	12/15/2017
Restaurants - Quick Service	Daleville	AL		127	409	—		—		127	409	536	54	1983	12/19/2017
Restaurants - Quick Service	Roanoke	AL		224	526	—		—		224	526	750	76	1990	12/19/2017
Restaurants - Quick Service	Jasper	AL		370	331	—		—		370	331	701	65	2005	12/19/2017
Restaurants - Quick Service	Alexander City	AL		263	506	—		—		263	506	769	77	2004	12/19/2017
Restaurants - Quick Service	Headland	AL		273	370	—		—		273	370	643	76	2007	12/19/2017
Restaurants - Quick Service	Tallassee	AL		195	302	—		—		195	302	497	51	2008	12/19/2017
Restaurants - Quick Service	Talladega	AL		88	273	—		—		88	273	361	41	1999	12/19/2017
Restaurants - Quick Service	Enterprise	AL		166	380	—		—		166	380	546	56	1974	12/19/2017
Restaurants - Quick Service	Valley	AL		185	302	—		—		185	302	487	49	2004	12/19/2017
Restaurants - Quick Service	Selma	AL		175	409	—		150		175	559	734	59	1996	12/19/2017
Restaurants - Casual Dining	Linthicum	MD		1,691	1,124	—		—		1,691	1,124	2,815	196	2004	12/21/2017
Restaurants - Casual Dining	Pocomoke City	MD		653	849	—		—		653	849	1,502	164	2005	12/21/2017
Restaurants - Casual Dining	D'Iberville	MS		927	623	—		—		927	623	1,550	106	2004	12/21/2017
Restaurants - Casual Dining	Clarksville	TN		861	736	—		—		861	736	1,597	114	2003	12/21/2017
Restaurants - Casual Dining	Scranton	PA		785	755	6		—		791	755	1,546	152	1995	12/21/2017
Restaurants - Casual Dining	Alexander City	AL		511	802	—		—		511	802	1,313	124	2007	12/21/2017
Restaurants - Casual Dining	Columbia	SC		785	500	(338)	(f)	(179)	(f)	447	321	768	80	2003	12/21/2017
Restaurants - Casual Dining	Palm City	FL		672	727	(53)	(f)	(32)	(f)	619	695	1,314	113	2003	12/21/2017
Restaurants - Casual Dining	St Robert	MO		644	755	—		—		644	755	1,399	109	2001	12/21/2017
Automotive Service	Spring	TX		721	932	—		300		721	1,232	1,953	218	2017	12/27/2017
Car Washes	Bentonville	AR		1,306	2,437	—		—		1,306	2,437	3,743	332	2017	12/28/2017
Health and Fitness	Auburn	AL		1,104	2,411	—		—		1,104	2,411	3,515	345	2007	12/29/2017
Health and Fitness	Columbus	GA		2,175	2,540	—		—		2,175	2,540	4,715	398	2005	12/29/2017
Early Childhood Education	Southaven	MS		1,060	1,496	—		124		1,060	1,620	2,680	218	2002	12/29/2017
Restaurants - Quick Service	Saginaw	MI		528	1,086	—		—		528	1,086	1,614	157	2012	1/4/2018
Restaurants - Quick Service	Grand Rapids	MI		299	1,205	—		—		299	1,205	1,504	161	2016	1/4/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Grand Rapids	MI		$349	$1,166	$—	$—	$349	$1,166	$1,515	$141	2013	1/4/2018
Health and Fitness	Wichita	KS		2,594	—	326	4,812	2,920	4,812	7,732	491	2018	1/19/2018
Convenience Stores	Bloomfield	NM		221	784	—	—	221	784	1,005	103	1980	1/24/2018
Early Childhood Education	Trumbull	CT		864	—	206	3,392	1,070	3,392	4,462	238	2018	1/31/2018
Restaurants - Casual Dining	Davenport	IA		57	479	—	—	57	479	536	52	1955	2/8/2018
Restaurants - Casual Dining	Bettendorf	IA		402	1,050	—	—	402	1,050	1,452	123	1975	2/8/2018
Restaurants - Casual Dining	Kewanee	IL		115	432	—	—	115	432	547	55	1993	2/8/2018
Restaurants - Casual Dining	Davenport	IA		459	1,304	—	—	459	1,304	1,763	158	1990	2/8/2018
Restaurants - Casual Dining	Davenport	IA		153	1,268	—	—	153	1,268	1,421	139	1952	2/8/2018
Automotive Service	Roseville	MN		489	1,602	—	—	489	1,602	2,091	191	1971	2/16/2018
Automotive Service	Woodbury	MN		978	2,049	—	—	978	2,049	3,027	253	2000	2/16/2018
Grocery	Burlington	NC		762	1,300	—	—	762	1,300	2,062	174	1992	2/16/2018
Health and Fitness	Aiken	SC		1,063	3,787	—	—	1,063	3,787	4,850	436	1998	3/1/2018
Early Childhood Education	Burlington	CT		432	1,408	—	—	432	1,408	1,840	185	2004	3/9/2018
Early Childhood Education	Canton	CT		730	761	—	—	730	761	1,491	128	1979	3/9/2018
Early Childhood Education	Farmington	CT		278	1,459	—	—	278	1,459	1,737	174	1985	3/9/2018
Early Childhood Education	Dublin	OH		740	2,934	—	—	740	2,934	3,674	349	2008	3/13/2018
Movie Theatres	Shelby	NC		1,826	2,798	—	—	1,826	2,798	4,624	374	2004	3/22/2018
Health and Fitness	Tulsa	OK		2,856	—	88	4,329	2,944	4,329	7,273	370	2018	3/22/2018
Automotive Service	Elk River	MN		433	898	—	—	433	898	1,331	114	1996	3/29/2018
Early Childhood Education	San Antonio	TX		482	1,496	—	—	482	1,496	1,978	169	2007	3/29/2018
Pet Care Services	Cave Creek	AZ		1,789	2,540	—	1,405	1,789	3,945	5,734	310	2008	4/5/2018
Pet Care Services	Maricopa	AZ		1,057	1,057	—	1,520	1,057	2,577	3,634	141	2008	4/5/2018
Early Childhood Education	Byron Center	MI		513	1,591	—	—	513	1,591	2,104	216	2012	4/9/2018
Medical / Dental	Russellville	AR		710	1,297	—	—	710	1,297	2,007	152	2015	4/20/2018
Car Washes	Bel Air	MD		321	3,120	—	—	321	3,120	3,441	365	2016	4/26/2018
Automotive Service	Apex	NC		229	428	—	—	229	428	657	57	2000	5/1/2018
Automotive Service	Holly Springs	NC		308	1,283	—	—	308	1,283	1,591	145	2003	5/1/2018
Automotive Service	Fuquay Varina	NC		487	318	—	—	487	318	805	59	2008	5/1/2018
Movie Theatres	Decatur	AL		1,491	4,350	—	—	1,491	4,350	5,841	556	2013	5/10/2018
Automotive Service	North Canton	OH		481	982	—	—	481	982	1,463	119	1960	5/17/2018
Automotive Service	Clinton Township	MI		1,179	688	—	—	1,179	688	1,867	168	1983	5/17/2018
Automotive Service	Baltimore	MD		206	1,709	—	—	206	1,709	1,915	165	1952	5/17/2018
Convenience Stores	Sartell	MN		988	607	—	—	988	607	1,595	156	2013	5/17/2018
Convenience Stores	St. Augusta	MN		473	1,111	—	—	473	1,111	1,584	171	1978	5/17/2018
Convenience Stores	Rice	MN		782	1,461	14	104	796	1,565	2,361	275	2005	5/17/2018
Convenience Stores	Pine City	MN		792	1,173	—	—	792	1,173	1,965	226	1967	5/17/2018
Convenience Stores	Cambridge	MN		1,008	2,161	—	—	1,008	2,161	3,169	357	2007	5/17/2018
Pet Care Services	Lakewood Ranch	FL		442	—	1,054	2,677	1,496	2,677	4,173	331	2019	5/24/2018
Other Services	Erwin	TN		713	1,484	—	—	713	1,484	2,197	173	1981	6/1/2018
Other Services	Sparta	NC		713	1,942	—	—	713	1,942	2,655	251	1973	6/1/2018
Other Services	Kingsport	TN		1,220	3,143	—	—	1,220	3,143	4,363	419	1979	6/1/2018
Other Services	Cleveland	TN		673	1,083	—	—	673	1,083	1,756	132	1975	6/1/2018
Other Services	Cleveland	TN		615	2,938	—	—	615	2,938	3,553	289	1964	6/1/2018
Other Services	Castlewood	VA		1,259	1,786	—	—	1,259	1,786	3,045	251	1991	6/1/2018
Other Services	Covington	GA		849	3,309	—	—	849	3,309	4,158	392	1991	6/1/2018
Other Services	Harlem	GA		703	1,610	—	—	703	1,610	2,313	191	1895	6/1/2018
Other Services	London	KY		937	2,391	—	—	937	2,391	3,328	305	1999	6/1/2018
Other Services	Elizabethton	TN		254	517	—	—	254	517	771	82	2010	6/1/2018
Other Services	Elizabethton	TN		488	849	—	—	488	849	1,337	102	1996	6/1/2018
Other Services	Mountain City	TN		78	176	—	—	78	176	254	21	1936	6/1/2018
Convenience Stores	Mosinee	WI		260	509	—	—	260	509	769	87	1994	6/15/2018
Convenience Stores	Wausau	WI		311	372	—	—	311	372	683	79	1995	6/15/2018
Convenience Stores	Wausau	WI		402	1,470	—	—	402	1,470	1,872	182	1995	6/15/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Convenience Stores	Wausau	WI		$502	$361	$—	$—	$502	$361	$863	$109	1989	6/15/2018
Convenience Stores	Wausau	WI		412	445	—	—	412	445	857	98	1991	6/15/2018
Convenience Stores	Prentice	WI		1,164	753	—	—	1,164	753	1,917	319	1989	6/15/2018
Convenience Stores	Rothschild	WI		703	760	—	—	703	760	1,463	157	1985	6/15/2018
Convenience Stores	Phillips	WI		191	722	—	—	191	722	913	101	1970	6/15/2018
Convenience Stores	Pound	WI		321	478	—	—	321	478	799	113	1983	6/15/2018
Convenience Stores	Gillett	WI		241	591	—	—	241	591	832	104	1990	6/15/2018
Convenience Stores	Tigerton	WI		954	1,014	—	—	954	1,014	1,968	283	1998	6/15/2018
Convenience Stores	Stevens Point	WI		1,054	522	—	—	1,054	522	1,576	186	1993	6/15/2018
Convenience Stores	Merrill	WI		1,857	1,305	—	—	1,857	1,305	3,162	431	1996	6/15/2018
Convenience Stores	Tomahawk	WI		683	1,008	—	—	683	1,008	1,691	229	1992	6/15/2018
Convenience Stores	Marathon	WI		261	1,244	—	—	261	1,244	1,505	157	1987	6/15/2018
Convenience Stores	Edgar	WI		502	949	—	—	502	949	1,451	176	1984	6/15/2018
Convenience Stores	Plover	WI		1,275	883	—	—	1,275	883	2,158	214	2006	6/15/2018
Convenience Stores	Hatley	WI		783	851	—	—	783	851	1,634	206	1997	6/15/2018
Convenience Stores	Minoqua	WI		371	412	—	—	371	412	783	102	1984	6/15/2018
Convenience Stores	Wittenberg	WI		1,405	1,305	—	—	1,405	1,305	2,710	393	1999	6/15/2018
Convenience Stores	Rudolph	WI		412	840	—	—	412	840	1,252	147	1992	6/15/2018
Convenience Stores	Mountain	WI		371	663	—	—	371	663	1,034	136	1998	6/15/2018
Convenience Stores	Park Falls	WI		392	1,164	—	—	392	1,164	1,556	181	1984	6/15/2018
Convenience Stores	Weston	WI		622	843	—	—	622	843	1,465	167	1993	6/15/2018
Early Childhood Education	Surprise	AZ		1,546	1,736	—	21	1,546	1,757	3,303	207	2008	6/21/2018
Car Washes	Fayetteville	AR		676	2,404	—	—	676	2,404	3,080	259	2018	6/21/2018
Early Childhood Education	Malvern	PA		701	2,084	—	—	701	2,084	2,785	255	2006	6/28/2018
Early Childhood Education	Frazer	PA		730	2,276	—	—	730	2,276	3,006	267	1998	6/28/2018
Early Childhood Education	Glen Mills	PA		3,938	3,246	—	—	3,938	3,246	7,184	525	1992	6/28/2018
Early Childhood Education	Erial	NJ		740	1,546	—	—	740	1,546	2,286	172	2000	6/28/2018
Early Childhood Education	Exton	PA		442	2,007	—	—	442	2,007	2,449	217	2000	6/28/2018
Early Childhood Education	Voorhees	NJ		509	1,892	—	—	509	1,892	2,401	215	2002	6/28/2018
Early Childhood Education	Royersford	PA		259	1,892	—	—	259	1,892	2,151	195	2002	6/28/2018
Early Childhood Education	West Norriton	PA		557	1,998	—	—	557	1,998	2,555	220	2003	6/28/2018
Early Childhood Education	King of Prussia	PA		490	2,171	—	—	490	2,171	2,661	224	2004	6/28/2018
Early Childhood Education	Downingtown	PA		605	2,219	—	—	605	2,219	2,824	242	2007	6/28/2018
Early Childhood Education	Collegeville	PA		423	1,940	—	—	423	1,940	2,363	206	2008	6/28/2018
Early Childhood Education	Phoenixville	PA		1,431	4,466	—	—	1,431	4,466	5,897	513	2010	6/28/2018
Early Childhood Education	Blue Bell	PA		788	3,218	—	—	788	3,218	4,006	334	1967	6/28/2018
Medical / Dental	Mountain Grove	MO		113	527	—	—	113	527	640	63	2012	6/28/2018
Medical / Dental	Harrison	AR		144	835	—	—	144	835	979	88	2006	6/28/2018
Medical / Dental	Jonesboro	AR		329	1,021	—	—	329	1,021	1,350	111	2005	6/28/2018
Medical / Dental	El Dorado	AR		93	228	—	—	93	228	321	25	2000	6/28/2018
Medical / Dental	Berryville	AR		62	120	—	—	62	120	182	18	2000	6/28/2018
Medical / Dental	Batesville	AR		237	1,139	—	—	237	1,139	1,376	131	2017	6/28/2018
Health and Fitness	Salisbury	MA		1,169	14,584	1,331	2,846	2,500	17,430	19,930	1,422	2004	6/29/2018
Health and Fitness	Peabody	MA		3,497	6,523	—	90	3,497	6,613	10,110	653	2009	6/29/2018
Health and Fitness	Methuen	MA		4,544	5,179	—	—	4,544	5,179	9,723	624	2002	6/29/2018
Health and Fitness	Moncks Corner	SC		978	1,439	—	—	978	1,439	2,417	205	2002	6/29/2018
Medical / Dental	Brownsville	TX		172	1,683	—	—	172	1,683	1,855	162	2008	7/13/2018
Pet Care Services	Mesa	AZ		1,329	1,531	—	55	1,329	1,586	2,915	172	1990	7/13/2018
Pet Care Services	Chandler	AZ		1,775	3,033	—	55	1,775	3,088	4,863	339	2002	7/13/2018
Pet Care Services	Green Valley	AZ		913	2,454	—	55	913	2,509	3,422	260	2015	7/13/2018
Restaurants - Quick Service	Brownsville	KY		297	1,024	—	—	297	1,024	1,321	123	1990	7/18/2018
Car Washes	Athen	GA		1,011	2,536	—	600	1,011	3,136	4,147	371	2006	7/26/2018
Car Washes	Winder	GA		683	2,027	—	—	683	2,027	2,710	255	2008	7/26/2018
Car Washes	Decatur	GA		703	3,031	—	—	703	3,031	3,734	330	1967	7/26/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Car Washes	Decatur	GA		$828	$2,029	$—	$—	$828	$2,029	$2,857	$259	2007	7/26/2018
Car Washes	Duluth	GA		1,261	2,187	—	—	1,261	2,187	3,448	264	2006	7/26/2018
Restaurants - Quick Service	Fort Oglethorpe	GA		1,283	1,045	—	—	1,283	1,045	2,328	120	2001	8/8/2018
Restaurants - Quick Service	Ringgold	GA		387	1,406	—	—	387	1,406	1,793	167	2015	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		—	—	—	—	—	—	—	—	2009	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		—	—	—	—	—	—	—	—	2004	8/8/2018
Restaurants - Quick Service	Chattanooga	TN		1,497	1,161	—	—	1,497	1,161	2,658	132	2012	8/8/2018
Restaurants - Quick Service	Dayton	TN		468	1,283	—	—	468	1,283	1,751	156	2016	8/8/2018
Restaurants - Quick Service	Ooltewah	TN		1,079	1,262	—	—	1,079	1,262	2,341	141	2003	8/8/2018
Restaurants - Quick Service	Soddy Daisy	TN		—	—	—	—	—	—	—	—	2006	8/8/2018
Automotive Service	Oklahoma City	OK		152	596	—	—	152	596	748	67	1980	8/9/2018
Automotive Service	Midwest City	OK		253	495	—	—	253	495	748	70	1995	8/9/2018
Automotive Service	Del City	OK		364	384	—	—	364	384	748	68	1985	8/9/2018
Automotive Service	Midwest City	OK		172	526	—	—	172	526	698	61	1980	8/9/2018
Early Childhood Education	Eden Prairie	MN		1,264	1,651	—	—	1,264	1,651	2,915	226	1995	8/10/2018
Restaurants - Quick Service	Blytheville	AR		—	—	—	—	—	—	—	—	2007	8/22/2018
Restaurants - Quick Service	Paragould	AR		744	784	—	—	744	784	1,528	95	2008	8/22/2018
Restaurants - Quick Service	Van Buren	AR		642	946	—	—	642	946	1,588	113	2008	8/22/2018
Convenience Stores	Seguin	TX		—	—	—	—	—	—	—	—	1974	9/4/2018
Convenience Stores	Burleson	TX		—	—	—	—	—	—	—	—	1985	9/4/2018
Convenience Stores	Winfield	TX		—	—	—	—	—	—	—	—	1979	9/4/2018
Automotive Service	Pontiac	MI		445	1,077	—	—	445	1,077	1,522	136	1978	9/7/2018
Restaurants - Quick Service	San Angelo	TX		161	806	—	—	161	806	967	88	1978	9/12/2018
Health and Fitness	Springfield	OR		2,024	2,468	—	—	2,024	2,468	4,492	331	1999	9/13/2018
Health and Fitness	Eugene	OR		1,046	2,986	—	—	1,046	2,986	4,032	290	1980	9/13/2018
Early Childhood Education	San Antonio	TX		617	2,258	—	—	617	2,258	2,875	237	2008	9/14/2018
Early Childhood Education	Colleyville	TX		695	1,022	—	423	695	1,445	2,140	122	1997	9/18/2018
Restaurants - Quick Service	Marion	AR		—	—	—	—	—	—	—	—	2007	9/21/2018
Entertainment	Metairie	LA		1,323	2,143	—	—	1,323	2,143	3,466	252	2016	9/21/2018
Restaurants - Quick Service	Montrose	CO		698	1,036	—	—	698	1,036	1,734	128	2000	9/25/2018
Restaurants - Family Dining	Augusta	GA		825	894	—	—	825	894	1,719	99	1968	9/25/2018
Restaurants - Family Dining	Macon	GA		648	992	—	—	648	992	1,640	111	1983	9/25/2018
Restaurants - Family Dining	Macon	GA		923	972	—	—	923	972	1,895	131	1972	9/25/2018
Restaurants - Quick Service	Fairbanks	AK		438	1,524	—	—	438	1,524	1,962	180	1971	9/27/2018
Restaurants - Quick Service	Fairbanks	AK		687	1,633	5	177	692	1,810	2,502	201	2006	9/27/2018
Medical / Dental	Abilene	TX		336	1,959	—	—	336	1,959	2,295	203	2006	9/27/2018
Automotive Service	Bremen	IN		221	1,284	—	—	221	1,284	1,505	124	1970	9/28/2018
Car Washes	Springdale	AR		1,405	3,139	—	—	1,405	3,139	4,544	342	2018	9/28/2018
Restaurants - Quick Service	Andalusia	AL		384	727	—	—	384	727	1,111	89	1988	9/28/2018
Medical / Dental	Forrest City	AR		143	608	—	—	143	608	751	68	2007	9/28/2018
Early Childhood Education	Ashburn	VA		898	671	—	—	898	671	1,569	81	2001	9/28/2018
Restaurants - Quick Service	North Richard Hills	TX		875	1,113	—	—	875	1,113	1,988	151	2017	9/28/2018
Restaurants - Quick Service	Grapevine	TX		775	904	—	—	775	904	1,679	126	2016	9/28/2018
Restaurants - Quick Service	St Augustine	FL		917	1,964	—	—	917	1,964	2,881	210	2010	9/28/2018
Early Childhood Education	Fleming Island	FL		872	2,523	—	—	872	2,523	3,395	237	2006	9/28/2018
Restaurants - Quick Service	Hot Springs	AR		240	899	—	—	240	899	1,139	91	1979	10/4/2018
Health and Fitness	Tucson	AZ		4,227	—	140	4,264	4,367	4,264	8,631	239	2019	10/10/2018
Restaurants - Quick Service	Countryside	IL		727	1,302	—	—	727	1,302	2,029	138	2013	10/26/2018
Medical / Dental	Midland	TX		298	1,760	—	—	298	1,760	2,058	155	1993	10/31/2018
Convenience Stores	Tucson	AZ		977	827	—	—	977	827	1,804	156	1985	11/7/2018
Convenience Stores	Phoenix	AZ		1,037	429	—	—	1,037	429	1,466	68	1987	11/7/2018
Convenience Stores	Centralia	WA		568	509	—	—	568	509	1,077	91	1976	11/7/2018
Medical / Dental	Montgomery	AL		454	1,528	—	—	454	1,528	1,982	156	2004	11/7/2018
Medical / Dental	Prattville	AL		237	857	—	—	237	857	1,094	86	2012	11/7/2018

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Convenience Stores	Duncanville	TX		$—	$—	$—		$—		$—	$—	$—	$—	1980	11/8/2018
Restaurants - Quick Service	Pembroke	NY		577	898	—		—		577	898	1,475	133	2017	11/28/2018
Medical / Dental	Fort Worth	TX		466	845	—		—		466	845	1,311	92	1997	11/30/2018
Medical / Dental	Arlington	TX		546	649	—		—		546	649	1,195	81	1999	11/30/2018
Medical / Dental	Burleson	TX		61	1,091	—		—		61	1,091	1,152	85	1942	11/30/2018
Medical / Dental	Dallas	TX		1,813	3,606	—		—		1,813	3,606	5,419	314	1979	11/30/2018
Early Childhood Education	Olive Branch	MS		1,027	1,050	—		—		1,027	1,050	2,077	160	2009	12/5/2018
Early Childhood Education	Manchester	CT		915	939	—		1,805		915	2,744	3,659	341	1977	12/7/2018
Early Childhood Education	Macon	GA		538	1,067	—		—		538	1,067	1,605	130	2007	12/14/2018
Early Childhood Education	Macon	GA		508	1,067	—		—		508	1,067	1,575	115	2008	12/14/2018
Entertainment	Andover	MN		898	1,208	—		—		898	1,208	2,106	134	2005	12/12/2018
Entertainment	Rochester	MN		379	968	—		—		379	968	1,347	89	1958	12/12/2018
Entertainment	South St. Paul	MN		1,008	928	—		—		1,008	928	1,936	115	1978	12/12/2018
Entertainment	Mounds View	MN		1,986	3,264	—		—		1,986	3,264	5,250	344	1967	12/12/2018
Entertainment	St. Paul Park	MN		529	1,058	—		—		529	1,058	1,587	117	1959	12/12/2018
Entertainment	Oakdale	MN		2,136	5,699	—		—		2,136	5,699	7,835	548	2009	12/12/2018
Entertainment	Monticello	MN		1,527	3,414	—		—		1,527	3,414	4,941	411	2007	12/12/2018
Entertainment	St. Paul	MN		1,218	1,407	—		—		1,218	1,407	2,625	146	1955	12/12/2018
Entertainment	Ramsey	MN		609	749	—		—		609	749	1,358	119	1988	12/12/2018
Health and Fitness	Winston Salem	NC		986	1,205	688	(f)	(90)	(f)	1,674	1,115	2,789	96	1972	12/19/2018
Automotive Service	Denton	TX		1,278	1,582	—		—		1,278	1,582	2,860	194	1982	12/20/2018
Car Washes	Dubuque	IA		990	2,121	—		—		990	2,121	3,111	218	1992	12/20/2018
Car Washes	Davenport	IA		757	2,394	—		—		757	2,394	3,151	237	1990	12/20/2018
Car Washes	Rock Island	IL		1,030	2,949	—		—		1,030	2,949	3,979	293	1996	12/20/2018
Pet Care Services	Georgetown	TX		753	—	826		3,630		1,579	3,630	5,209	195	2020	12/21/2018
Pet Care Services	Middleburg	FL		803	—	1,842		2,384		2,645	2,384	5,029	350	2020	12/21/2018
Early Childhood Education	Arlington	TX		1,296	3,239	—		—		1,296	3,239	4,535	310	1989	12/27/2018
Home Furnishings	Kansas City	MO		273	4,683	—		—		273	4,683	4,956	384	2007	12/28/2018
Restaurants - Casual Dining	Flint	MI		619	274	—		—		619	274	893	57	1975	1/2/2019
Restaurants - Casual Dining	Saginaw	MI		335	294	—		—		335	294	629	51	1967	1/2/2019
Restaurants - Quick Service	Alexandria	LA		271	953	—		—		271	953	1,224	94	1985	1/10/2019
Restaurants - Quick Service	Leesville	LA		140	812	—		—		140	812	952	79	1983	1/10/2019
Restaurants - Quick Service	Griffin	GA		923	1,103	—		—		923	1,103	2,026	115	1983	1/10/2019
Car Washes	Springdale	AR		1,032	2,325	—		—		1,032	2,325	3,357	246	2018	1/10/2019
Entertainment	Nampa	ID		886	2,768	—		—		886	2,768	3,654	239	2008	1/17/2019
Medical / Dental	West Memphis	AR		247	543	—		—		247	543	790	61	2007	1/22/2019
Early Childhood Education	Gilbert	AZ		1,074	—	632		3,641		1,706	3,641	5,347	233	2020	1/29/2019
Pet Care Services	Denham Springs	LA		485	701	—		—		485	701	1,186	76	2007	1/31/2019
Medical / Dental	Little Rock	AR		770	1,562	—		—		770	1,562	2,332	141	2004	1/31/2019
Medical / Dental	Bryant	AR		460	1,519	—		—		460	1,519	1,979	132	2014	1/31/2019
Restaurants - Quick Service	Ruston	LA		544	1,399	—		—		544	1,399	1,943	144	2016	2/14/2019
Restaurants - Quick Service	El Dorado	AR		661	1,448	—		—		661	1,448	2,109	157	2017	2/14/2019
Restaurants - Quick Service	Percival	IA		578	1,252	—		—		578	1,252	1,830	143	2004	2/15/2019
Early Childhood Education	Garner	NC		378	1,962	—		—		378	1,962	2,340	166	2007	2/28/2019
Restaurants - Casual Dining	Wilder	KY		317	1,169	—		—		317	1,169	1,486	98	2010	2/28/2019
Medical / Dental	Meridian	MS		886	5,947	—		—		886	5,947	6,833	464	2006	3/8/2019
Health and Fitness	Abilene	TX		1,326	2,478	—		144		1,326	2,622	3,948	264	1974	3/8/2019
Early Childhood Education	St. Augustine	FL		183	1,436	—		—		183	1,436	1,619	119	2016	3/8/2019
Early Childhood Education	St. Augustine	FL		611	2,149	—		—		611	2,149	2,760	189	2006	3/8/2019
Early Childhood Education	St. Augustine	FL		1,385	2,108	—		—		1,385	2,108	3,493	225	1981	3/8/2019
Health and Fitness	Las Vegas	NV		491	2,543	—		—		491	2,543	3,034	208	1970	3/13/2019
Automotive Service	St. Augusta	MN		518	1,057	—		—		518	1,057	1,575	123	1991	3/13/2019
Pet Care Services	Carbondale	IL		605	713	—		—		605	713	1,318	96	1986	3/29/2019
Pet Care Services	Energy	IL		313	254	—		—		313	254	567	30	1995	3/29/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Pet Care Services	Crete	NE		$381	$332	$—	$—	$381	$332	$713	$59	1967	3/29/2019
Pet Care Services	Ballwin	MO		537	752	—	—	537	752	1,289	74	1986	3/29/2019
Pet Care Services	Pea Ridge	AR		518	654	—	—	518	654	1,172	72	1996	3/29/2019
Pet Care Services	Norman	OK		225	283	—	—	225	283	508	50	1993	3/29/2019
Pet Care Services	Martinsville	IN		88	664	—	—	88	664	752	51	1989	3/29/2019
Pet Care Services	Carbondale	IL		557	537	—	—	557	537	1,094	86	1976	3/29/2019
Pet Care Services	Nashville	IN		146	703	—	—	146	703	849	61	1970	3/29/2019
Entertainment	Monroeville	PA		823	2,028	—	—	823	2,028	2,851	219	2016	3/29/2019
Early Childhood Education	Stockbridge	GA		645	1,345	—	—	645	1,345	1,990	122	2004	3/29/2019
Entertainment	Huntersville	NC		4,087	9,719	—	—	4,087	9,719	13,806	789	1996	3/29/2019
Entertainment	Greensboro	NC		2,593	8,381	—	—	2,593	8,381	10,974	701	1988	3/29/2019
Medical / Dental	Tuscaloosa	AL		262	1,682	—	—	262	1,682	1,944	129	1991	3/29/2019
Early Childhood Education	Duluth	GA		843	2,538	—	150	843	2,688	3,531	217	1994	3/29/2019
Medical / Dental	Indianapolis	IN		509	3,504	—	—	509	3,504	4,013	264	2016	3/29/2019
Medical / Dental	Fort Wayne	IN		4,006	—	397	2,694	4,403	2,694	7,097	133	2020	3/29/2019
Restaurants - Quick Service	Woodstock	GA		435	932	—	—	435	932	1,367	81	1990	4/5/2019
Restaurants - Quick Service	Commerce	GA		435	851	—	—	435	851	1,286	74	1990	4/5/2019
Health and Fitness	Norman	OK		730	2,937	—	559	730	3,496	4,226	305	2018	4/17/2019
Early Childhood Education	Alpharetta	GA		835	865	—	400	835	1,265	2,100	88	1999	4/30/2019
Early Childhood Education	Johns Creek	GA		1,137	744	—	—	1,137	744	1,881	91	2004	4/30/2019
Medical / Dental	Tyler	TX		365	477	—	—	365	477	842	37	1940	5/15/2019
Medical / Dental	Groesbeck	TX		142	406	—	—	142	406	548	33	2005	5/15/2019
Medical / Dental	Greenville	TX		172	609	—	—	172	609	781	52	1985	5/15/2019
Medical / Dental	Marshall	TX		487	1,167	—	—	487	1,167	1,654	87	1969	5/15/2019
Pet Care Services	Prescott	AZ		223	1,277	—	—	223	1,277	1,500	95	1990	5/24/2019
Entertainment	Trussville	AL		4,403	5,693	—	—	4,403	5,693	10,096	494	2002	5/30/2019
Early Childhood Education	Coral Springs	FL		1,939	2,639	—	—	1,939	2,639	4,578	237	2004	5/31/2019
Convenience Stores	New Lexington	OH		595	832	—	—	595	832	1,427	110	1997	6/6/2019
Convenience Stores	Waterford	PA		467	383	—	—	467	383	850	80	1996	6/6/2019
Convenience Stores	Creston	OH		596	630	—	—	596	630	1,226	75	1997	6/6/2019
Convenience Stores	Alexandria	KY		425	502	—	—	425	502	927	84	1998	6/6/2019
Convenience Stores	Richmond	KY		1,132	357	—	—	1,132	357	1,489	90	1998	6/6/2019
Convenience Stores	Canton	OH		782	392	—	—	782	392	1,174	94	1998	6/6/2019
Convenience Stores	Wooster	OH		516	862	—	—	516	862	1,378	114	1998	6/6/2019
Convenience Stores	Louisville	KY		571	395	—	—	571	395	966	75	1998	6/6/2019
Convenience Stores	Fairfield	OH		426	305	—	—	426	305	731	64	1999	6/6/2019
Convenience Stores	Nicholasville	KY		864	264	—	—	864	264	1,128	63	1999	6/6/2019
Convenience Stores	Louisville	KY		634	772	—	—	634	772	1,406	98	1998	6/6/2019
Convenience Stores	Paris	KY		965	538	—	—	965	538	1,503	91	1998	6/6/2019
Convenience Stores	Fairborn	OH		553	386	—	—	553	386	939	73	1998	6/6/2019
Convenience Stores	Eastlake	OH		804	861	—	—	804	861	1,665	136	1998	6/6/2019
Convenience Stores	Beavercreek	OH		1,066	574	—	—	1,066	574	1,640	132	1999	6/6/2019
Convenience Stores	Milford	OH		675	738	—	—	675	738	1,413	120	1998	6/6/2019
Convenience Stores	Louisville	KY		883	402	—	—	883	402	1,285	86	1998	6/6/2019
Convenience Stores	Wauseon	OH		722	381	—	—	722	381	1,103	86	1998	6/6/2019
Convenience Stores	Milan	OH		585	770	—	—	585	770	1,355	123	1999	6/6/2019
Convenience Stores	Canton	OH		565	767	—	—	565	767	1,332	106	1999	6/6/2019
Convenience Stores	Mount Sterling	KY		721	383	—	—	721	383	1,104	61	1998	6/6/2019
Convenience Stores	Lorain	OH		696	854	—	—	696	854	1,550	143	1999	6/6/2019
Convenience Stores	Fairdale	KY		683	711	—	—	683	711	1,394	116	1999	6/6/2019
Convenience Stores	South Bloomfield	OH		1,381	894	—	—	1,381	894	2,275	234	1999	6/6/2019
Convenience Stores	Newtown	OH		373	346	—	—	373	346	719	55	1999	6/6/2019
Convenience Stores	Hudson	OH		1,270	670	—	—	1,270	670	1,940	161	1999	6/6/2019
Convenience Stores	Seymour	IN		840	838	—	—	840	838	1,678	149	1999	6/6/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition				Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements		Land & Improvements	Building & Improvements	Total
Convenience Stores	Powell	OH		$841	$503	$—		$—		$841	$503	$1,344	$97	1996	6/6/2019
Convenience Stores	Avon	OH		561	392	—		—		561	392	953	59	1999	6/6/2019
Convenience Stores	Columbus	OH		644	702	—		—		644	702	1,346	121	1999	6/6/2019
Convenience Stores	Louisville	KY		1,119	450	—		—		1,119	450	1,569	104	1999	6/6/2019
Convenience Stores	Bedford	OH		655	619	—		—		655	619	1,274	98	1999	6/6/2019
Convenience Stores	Elizabethtown	KY		1,446	856	—		—		1,446	856	2,302	166	1999	6/6/2019
Convenience Stores	Parma	OH		884	903	—		—		884	903	1,787	127	2001	6/6/2019
Restaurants - Casual Dining	Warren	MI		983	1,685	—		—		983	1,685	2,668	171	1969	6/7/2019
Restaurants - Casual Dining	Detroit	MI		572	923	—		—		572	923	1,495	84	1948	6/7/2019
Restaurants - Casual Dining	Dearborn	MI		702	2,397	—		—		702	2,397	3,099	176	1992	6/7/2019
Restaurants - Casual Dining	Farmington Hills	MI		883	2,337	—		—		883	2,337	3,220	200	1964	6/7/2019
Restaurants - Casual Dining	Livonia	MI		943	1,725	—		—		943	1,725	2,668	162	1974	6/7/2019
Restaurants - Quick Service	Albion	NY		600	1,089	—		—		600	1,089	1,689	99	1968	6/12/2019
Medical / Dental	Huntsville	TX		277	503	—		—		277	503	780	45	2003	6/13/2019
Medical / Dental	Longview	TX		257	452	—		—		257	452	709	33	1998	6/13/2019
Convenience Stores	Deming	NM		384	676	(177)	(f)	(315)	(f)	207	361	568	61	1990	6/21/2019
Restaurants - Casual Dining	Danville	IL		553	1,619	—		—		553	1,619	2,172	142	1991	6/26/2019
Restaurants - Casual Dining	New Philadelphia	OH		1,116	2,001	—		—		1,116	2,001	3,117	166	1991	6/26/2019
Restaurants - Casual Dining	Bristol	VA		1,136	1,991	—		—		1,136	1,991	3,127	162	2005	6/26/2019
Early Childhood Education	Olympia	WA		377	1,569	—		—		377	1,569	1,946	125	2002	6/27/2019
Early Childhood Education	Tumwater	WA		665	1,003	—		—		665	1,003	1,668	76	1997	6/27/2019
Early Childhood Education	Klamath Falls	OR		447	1,202	—		—		447	1,202	1,649	99	2010	6/27/2019
Early Childhood Education	Gig Harbor	WA		546	665	—		—		546	665	1,211	55	1990	6/27/2019
Early Childhood Education	Olympia	WA		477	566	—		—		477	566	1,043	56	1984	6/27/2019
Early Childhood Education	Tacoma	WA		427	1,410	—		—		427	1,410	1,837	115	1987	6/27/2019
Early Childhood Education	Olympia	WA		218	506	—		—		218	506	724	47	1924	6/27/2019
Restaurants - Casual Dining	Cadillac	MI		41	1,627	—		—		41	1,627	1,668	102	1906	6/27/2019
Restaurants - Casual Dining	Alden	MI		102	671	—		—		102	671	773	47	1952	6/27/2019
Medical / Dental	Highland	AR		182	1,060	—		—		182	1,060	1,242	87	2008	6/27/2019
Restaurants - Family Dining	Kelso	WA		804	1,846	—		—		804	1,846	2,650	166	1982	6/27/2019
Restaurants - Family Dining	Port Orchard	WA		983	2,015	—		—		983	2,015	2,998	184	1999	6/27/2019
Restaurants - Family Dining	Milwaukee	WI		1,526	2,365	—		—		1,526	2,365	3,891	229	2018	6/28/2019
Restaurants - Quick Service	Sisseton	SD		70	259	—		—		70	259	329	25	1984	6/28/2019
Restaurants - Quick Service	Knoxville	IA		199	528	—		—		199	528	727	53	1972	6/28/2019
Restaurants - Quick Service	Centerville	IA		259	538	—		—		259	538	797	57	1975	6/28/2019
Pet Care Services	Lancaster	SC		554	1,017	—		—		554	1,017	1,571	91	1994	6/28/2019
Convenience Stores	Yuma	CO		430	990	—		—		430	990	1,420	91	1977	6/28/2019
Car Washes	Sioux Falls	SD		757	2,519	—		—		757	2,519	3,276	190	2006	6/28/2019
Car Washes	Sioux Falls	SD		627	1,852	—		—		627	1,852	2,479	153	2015	6/28/2019
Car Washes	Sioux Falls	SD		1,225	2,678	—		—		1,225	2,678	3,903	211	2017	6/28/2019
Car Washes	Sioux Falls	SD		1,484	2,768	—		—		1,484	2,768	4,252	213	2017	6/28/2019
Medical / Dental	Amarillo	TX		396	2,588	—		—		396	2,588	2,984	178	1994	6/28/2019
Early Childhood Education	Nashville	TN		1,326	1,945	—		—		1,326	1,945	3,271	226	1996	7/5/2019
Early Childhood Education	Myrtle Beach	SC		319	532	—		635		319	1,167	1,486	56	1999	7/5/2019
Health and Fitness	Champaign	IL		1,133	2,226	—		2,150		1,133	4,376	5,509	292	1986	7/11/2019
Convenience Stores	Mountain View	AR		438	2,678	—		—		438	2,678	3,116	204	1999	7/16/2019
Convenience Stores	Marshall	AR		856	2,011	—		—		856	2,011	2,867	190	2012	7/16/2019
Restaurants - Quick Service	Cabot	AR		479	1,189	—		—		479	1,189	1,668	101	2008	7/31/2019
Restaurants - Quick Service	Searcy	AR		359	1,150	—		—		359	1,150	1,509	92	2008	7/31/2019
Restaurants - Quick Service	Conway	AR		528	1,045	—		—		528	1,045	1,573	84	2009	7/31/2019
Medical / Dental	Amarillo	TX		1,309	6,791	—		—		1,309	6,791	8,100	461	1994	7/31/2019
Restaurants - Quick Service	Owosso	MI		693	732	—		—		693	732	1,425	66	1998	8/15/2019
Restaurants - Quick Service	Stevensville	MI		655	712	(145)	(f)	(154)	(f)	510	558	1,068	58	1981	8/15/2019
Early Childhood Education	Schaumburg	IL		866	—	590		3,394		1,456	3,394	4,850	52	2022	8/30/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition			Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements		Building & Improvements	Land & Improvements	Building & Improvements	Total
Restaurants - Quick Service	Cloverdale	IN		$226	$288	$—		$420	$226	$708	$934	$93	1996	9/3/2019
Restaurants - Quick Service	Port Huron	MI		784	746	—		—	784	746	1,530	66	1973	9/5/2019
Restaurants - Quick Service	Cedar Springs	MI		671	1,369	—		—	671	1,369	2,040	95	2000	9/5/2019
Health and Fitness	Gainesville	FL		1,312	2,488	—		2,398	1,312	4,886	6,198	289	1983	9/6/2019
Restaurants - Quick Service	Louisville	MS		155	680	—		—	155	680	835	53	2018	9/13/2019
Restaurants - Quick Service	Macon	MS		330	340	—		—	330	340	670	35	1992	9/13/2019
Restaurants - Quick Service	Ruleville	MS		196	422	—		—	196	422	618	44	2017	9/13/2019
Restaurants - Quick Service	Quitman	MS		309	237	—		—	309	237	546	33	1978	9/13/2019
Restaurants - Quick Service	Philadelphia	MS		330	371	—		—	330	371	701	51	2003	9/13/2019
Restaurants - Quick Service	Prentiss	MS		350	350	—		—	350	350	700	42	1978	9/13/2019
Restaurants - Quick Service	Aston	PA		440	522	—		—	440	522	962	55	1963	9/13/2019
Restaurants - Quick Service	Essex	MD		338	624	—		—	338	624	962	54	2002	9/13/2019
Pet Care Services	Kittrell	NC		303	394	—		—	303	394	697	48	2014	9/19/2019
Convenience Stores	Gassville	AR		1,178	673	—		—	1,178	673	1,851	163	1999	9/20/2019
Convenience Stores	West Plains	MO		663	327	—		—	663	327	990	96	1999	9/20/2019
Convenience Stores	Bald Knob	AR		1,258	743	—		—	1,258	743	2,001	207	2006	9/20/2019
Convenience Stores	Willow Springs	MO		663	1,327	—		—	663	1,327	1,990	161	2003	9/20/2019
Convenience Stores	Mountain Home	AR		852	396	—		—	852	396	1,248	109	1999	9/20/2019
Convenience Stores	Calico Rock	AR		475	327	—		—	475	327	802	78	1979	9/20/2019
Convenience Stores	Atkins	AR		525	376	—		—	525	376	901	68	1990	9/20/2019
Convenience Stores	Russellville	AR		426	455	—		—	426	455	881	82	1991	9/20/2019
Convenience Stores	Russellville	AR		525	396	—		—	525	396	921	78	2000	9/20/2019
Convenience Stores	Horseshoe Bend	AR		376	327	—		—	376	327	703	59	1999	9/20/2019
Convenience Stores	Koshkonong	MO		604	743	—		—	604	743	1,347	112	1997	9/20/2019
Health and Fitness	Greenville	SC		732	1,361	—		—	732	1,361	2,093	91	1993	9/25/2019
Health and Fitness	Anderson	SC		691	1,402	—		—	691	1,402	2,093	99	1997	9/25/2019
Health and Fitness	Spartanburg	SC		1,052	1,474	—		—	1,052	1,474	2,526	108	2010	9/25/2019
Car Washes	Denver	CO		1,594	1,484	—		—	1,594	1,484	3,078	128	2012	9/26/2019
Car Washes	Aurora	CO		703	1,504	—		—	703	1,504	2,207	114	2008	9/26/2019
Car Washes	Denver	CO		1,103	1,805	—		—	1,103	1,805	2,908	140	2014	9/26/2019
Car Washes	Fort Collins	CO		491	1,093	—		—	491	1,093	1,584	84	2002	9/26/2019
Car Washes	Thornton	CO		582	1,795	—		—	582	1,795	2,377	139	2018	9/26/2019
Restaurants - Family Dining	Cheyenne	WY		739	1,569	—		—	739	1,569	2,308	118	1982	9/27/2019
Early Childhood Education	Frankfort	KY		387	1,224	—		—	387	1,224	1,611	89	2002	9/27/2019
Pet Care Services	Onalaska	WI		403	598	—		—	403	598	1,001	52	2011	9/27/2019
Restaurants - Quick Service	Jonesboro	AR		1,213	1,108	—		—	1,213	1,108	2,321	89	2006	9/30/2019
Restaurants - Quick Service	Bryant	AR		622	885	—		—	622	885	1,507	66	2008	9/30/2019
Restaurants - Casual Dining	West Chester	OH		878	1,088	—		—	878	1,088	1,966	98	2004	9/30/2019
Early Childhood Education	Leawood	KS		867	851	—		—	867	851	1,718	90	2007	9/30/2019
Grocery	Claremore	OK		246	3,330	—		—	246	3,330	3,576	208	1989	9/30/2019
Other Services	Little Rock	AR		1,492	1,037	—		—	1,492	1,037	2,529	54	1982	9/30/2019
Other Services	Conyers	GA		1,821	6,235	—		—	1,821	6,235	8,056	321	1999	9/30/2019
Other Services	LaVergne	TN		2,790	2,302	(51)	(f)	—	2,739	2,302	5,041	113	2018	9/30/2019
Other Services	Seattle	WA		2,905	3,287	—		—	2,905	3,287	6,192	145	1977	9/30/2019
Automotive Service	Albany	GA		410	421	—		—	410	421	831	33	1994	10/1/2019
Automotive Service	Bainridge	GA		339	288	—		—	339	288	627	23	1999	10/1/2019
Automotive Service	Hinesville	GA		298	310	—		—	298	310	608	24	1998	10/1/2019
Automotive Service	Macon	GA		154	287	—		—	154	287	441	21	2000	10/1/2019
Automotive Service	Perry	GA		133	447	—		—	133	447	580	30	1996	10/1/2019
Automotive Service	Valdosta	GA		215	274	—		—	215	274	489	23	1996	10/1/2019
Automotive Service	Pratville	AL		451	636	—		—	451	636	1,087	44	2003	10/1/2019
Automotive Service	Montgomery	AL		318	246	—		—	318	246	564	22	1991	10/1/2019
Pet Care Services	Medford	OR		192	324	—		—	192	324	516	25	1990	10/4/2019
Medical / Dental	Horizon City	TX		3,587	11,550	(632)	(f)	—	2,955	11,550	14,505	765	2017	10/10/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Medical / Dental	El Paso	TX		$121	$11,529	$—	$—	$121	$11,529	$11,650	$667	2019	10/10/2019
Convenience Stores	Houston	TX		631	662	—	81	631	743	1,374	61	2009	10/11/2019
Convenience Stores	Pasadena	TX		869	2,152	—	81	869	2,233	3,102	182	2016	10/11/2019
Early Childhood Education	Conway	SC		201	—	—	—	201	—	201	—		10/17/2019
Convenience Stores	Avon	MN		673	1,204	—	—	673	1,204	1,877	135	2004	10/17/2019
Car Washes	Davenport	IA		1,038	1,705	—	—	1,038	1,705	2,743	154	2001	10/24/2019
Car Washes	Moline	IL		1,120	1,572	—	—	1,120	1,572	2,692	135	1998	10/24/2019
Medical / Dental	West Helena	AR		155	1,052	—	—	155	1,052	1,207	68	2003	10/28/2019
Other Services	Springfield	MO		1,313	1,663	—	—	1,313	1,663	2,976	81	2007	10/31/2019
Early Childhood Education	Charlotte	NC		860	1,657	—	—	860	1,657	2,517	111	1996	11/1/2019
Pet Care Services	Brandon	FL		134	876	—	—	134	876	1,010	54	2003	11/1/2019
Pet Care Services	Griffin	GA		196	495	—	—	196	495	691	35	1979	11/1/2019
Pet Care Services	Indianapolis	IN		165	453	—	—	165	453	618	35	1967	11/1/2019
Pet Care Services	Wildwood	FL		350	1,165	—	—	350	1,165	1,515	86	2005	11/1/2019
Early Childhood Education	Tucson	AZ		586	885	—	—	586	885	1,471	66	1965	11/5/2019
Early Childhood Education	Tucson	AZ		339	730	—	—	339	730	1,069	47	1975	11/5/2019
Early Childhood Education	Tucson	AZ		463	1,440	—	—	463	1,440	1,903	95	1985	11/5/2019
Early Childhood Education	Tempe	AZ		494	586	—	—	494	586	1,080	44	1971	11/5/2019
Early Childhood Education	Tucson	AZ		401	453	—	—	401	453	854	35	1971	11/5/2019
Early Childhood Education	Tucson	AZ		411	411	—	—	411	411	822	31	1932	11/5/2019
Early Childhood Education	Tucson	AZ		422	576	—	—	422	576	998	36	1986	11/5/2019
Early Childhood Education	Tucson	AZ		444	566	—	—	444	566	1,010	38	1958	11/5/2019
Early Childhood Education	Tucson	AZ		370	288	—	—	370	288	658	22	1976	11/5/2019
Convenience Stores	Houston	TX		211	1,414	—	81	211	1,495	1,706	90	1975	11/14/2019
Convenience Stores	Houston	TX		221	1,402	—	81	221	1,483	1,704	99	1965	11/14/2019
Convenience Stores	Prairie View	TX		241	1,178	—	81	241	1,259	1,500	90	1984	11/14/2019
Restaurants - Quick Service	Lewisburg	TN		461	676	—	—	461	676	1,137	75	2016	11/18/2019
Restaurants - Quick Service	Odessa	TX		601	1,353	—	—	601	1,353	1,954	114	2019	11/21/2019
Restaurants - Quick Service	Odessa	TX		1,031	1,353	—	—	1,031	1,353	2,384	117	2019	11/21/2019
Other Services	Salt Lake City	UT		1,731	3,542	—	—	1,731	3,542	5,273	207	1973	11/27/2019
Other Services	Sanford	FL		1,498	1,859	—	—	1,498	1,859	3,357	127	1964	11/27/2019
Convenience Stores	Mosinee	WI		351	812	—	—	351	812	1,163	79	1975	12/2/2019
Car Washes	Ocala	FL		1,383	2,644	—	—	1,383	2,644	4,027	182	2019	12/10/2019
Car Washes	Hampstead	NC		1,129	2,644	—	—	1,129	2,644	3,773	179	2019	12/10/2019
Medical / Dental	Conyers	GA		393	2,078	—	—	393	2,078	2,471	138	1996	12/12/2019
Medical / Dental	Covington	GA		373	1,816	—	—	373	1,816	2,189	124	2004	12/12/2019
Automotive Service	Fayetteville	GA		347	746	—	—	347	746	1,093	62	2006	12/13/2019
Early Childhood Education	Boulder	CO		742	801	—	—	742	801	1,543	44	1988	12/13/2019
Restaurants - Quick Service	North Manchester	IN		363	272	—	504	363	776	1,139	46	1987	12/17/2019
Restaurants - Quick Service	Winona	MS		522	1,126	—	—	522	1,126	1,648	82	2019	12/19/2019
Restaurants - Quick Service	Hazlehurst	MS		522	1,269	—	—	522	1,269	1,791	96	2019	12/19/2019
Restaurants - Quick Service	Vicksburg	MS		553	1,238	—	—	553	1,238	1,791	90	2019	12/19/2019
Restaurants - Quick Service	Blytheville	AR		849	1,126	—	—	849	1,126	1,975	94	2019	12/19/2019
Restaurants - Quick Service	Wynne	AR		665	931	—	—	665	931	1,596	84	2019	12/19/2019
Restaurants - Quick Service	Salem	IN		532	1,013	—	—	532	1,013	1,545	90	2019	12/19/2019
Restaurants - Quick Service	Ashland City	TN		614	1,044	—	—	614	1,044	1,658	82	2019	12/19/2019
Restaurants - Quick Service	Shelbyville	KY		911	972	—	—	911	972	1,883	85	2018	12/19/2019
Restaurants - Quick Service	Whiteland	IN		389	839	—	—	389	839	1,228	67	2003	12/19/2019
Restaurants - Quick Service	Bloomington	IN		225	665	—	—	225	665	890	51	2018	12/23/2019
Restaurants - Quick Service	Cheektowaga	NY		1,381	1,903	—	—	1,381	1,903	3,284	142	2000	12/23/2019
Restaurants - Quick Service	Memphis	TN		880	921	—	—	880	921	1,801	84	2019	12/23/2019
Restaurants - Quick Service	Somerset	KY		798	1,105	—	—	798	1,105	1,903	93	2019	12/23/2019
Car Washes	Sioux Falls	SD		1,075	3,384	—	—	1,075	3,384	4,459	199	1992	12/19/2019
Car Washes	Sioux Falls	SD		723	2,882	—	—	723	2,882	3,605	101	1987	12/19/2019

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Car Washes	Sioux City	IA		$707	$—	$285	$2,478	$992	$2,478	$3,470	$133	2020	12/19/2019
Car Washes	South Sioux City	NE		303	—	294	2,569	597	2,569	3,166	91	2020	12/19/2019
Automotive Service	Crystal Lake	IL		265	1,103	—	—	265	1,103	1,368	74	1974	12/20/2019
Car Washes	Jonesboro	AR		1,217	4,776	—	—	1,217	4,776	5,993	258	2019	12/20/2019
Medical / Dental	Grand Blanc	MI		748	1,537	—	—	748	1,537	2,285	95	2007	12/23/2019
Convenience Stores	Roscoe	IL		656	832	—	—	656	832	1,488	99	1999	12/27/2019
Medical / Dental	Arnold	MO		417	823	—	—	417	823	1,240	66	2015	12/30/2019
Medical / Dental	Allen	TX		397	2,230	—		397	2,230	2,627	74	1983	12/31/2019
Medical / Dental	Flower Mound	TX		427	905	—	—	427	905	1,332	57	1999	12/31/2019
Medical / Dental	Plano	TX		376	1,698	—	—	376	1,698	2,074	96	1998	12/31/2019
Automotive Service	Houston	TX		292	513	—	—	292	513	805	39	1986	1/30/2020
Automotive Service	Pasadena	TX		252	705	—	—	252	705	957	46	1971	1/30/2020
Early Childhood Education	Weston	MA		3,200	2,423	—	—	3,200	2,423	5,623	155	1990	2/7/2020
Grocery	Tulsa	OK		713	2,098	—	—	713	2,098	2,811	154	1991	3/24/2020
Grocery	Tulsa	OK		670	3,298	—	—	670	3,298	3,968	205	1993	3/24/2020
Restaurants - Quick Service	Fall River	MA		592	744	—	—	592	744	1,336	59	1984	1/15/2020
Restaurants - Quick Service	Worcester	MA		532	905	—	—	532	905	1,437	58	1965	1/15/2020
Restaurants - Quick Service	Plainville	MA		602	548	—	—	602	548	1,150	46	1984	1/15/2020
Restaurants - Quick Service	Stoughton	MA		552	615	—	—	552	615	1,167	47	1983	1/15/2020
Restaurants - Quick Service	Fall River	MA		612	550	—	—	612	550	1,162	52	1987	1/15/2020
Restaurants - Quick Service	Worcester	MA		402	811	—	—	402	811	1,213	57	1965	1/15/2020
Restaurants - Quick Service	Leominster	MA		512	461	—	—	512	461	973	34	1980	1/15/2020
Restaurants - Quick Service	Dorchester	MA		743	313	—	—	743	313	1,056	31	1984	1/15/2020
Restaurants - Quick Service	Sudbury	MA		703	182	—	—	703	182	885	23	1983	1/15/2020
Car Washes	Manor	TX		1,074	3,270	—	—	1,074	3,270	4,344	229	2019	1/21/2020
Early Childhood Education	Charlotte	NC		1,021	1,198	—	—	1,021	1,198	2,219	49	1987	8/17/2020
Restaurants - Quick Service	Loudon	TN		668	1,091	—	—	668	1,091	1,759	87	2020	2/26/2020
Restaurants - Quick Service	St. Mary's	PA		878	1,080	—	—	878	1,080	1,958	88	2020	4/3/2020
Restaurants - Quick Service	Dyersburg	TN		675	959	—	—	675	959	1,634	66	2007	1/30/2020
Restaurants - Quick Service	Memphis	TN		1,358	1,283	—	—	1,358	1,283	2,641	82	2011	1/30/2020
Restaurants - Quick Service	Memphis	TN		828	1,131	—	—	828	1,131	1,959	71	2011	1/30/2020
Restaurants - Quick Service	Memphis	TN		801	1,198	—	—	801	1,198	1,999	80	2000	1/30/2020
Restaurants - Quick Service	Memphis	TN		984	1,202	—	—	984	1,202	2,186	79	1994	1/30/2020
Restaurants - Quick Service	Senatobia	MS		886	1,120	—	—	886	1,120	2,006	73	2013	1/30/2020
Restaurants - Quick Service	Jackson	MS		178	100	—	240	178	340	518	60	1985	1/29/2020
Car Washes	Arvada	CO		566	2,374	—	—	566	2,374	2,940	147	2008	1/24/2020
Car Washes	Golden	CO		1,031	1,566	—	400	1,031	1,966	2,997	112	2005	1/24/2020
Car Washes	Sioux City	IA		886	1,855	—	500	886	2,355	3,241	129	2020	8/13/2020
Restaurants - Casual Dining	Fort Wayne	IN		1,542	—	—	—	1,542	—	1,542	—	1999	1/7/2020
Early Childhood Education	Naperville	IL		1,564	4,638	—	—	1,564	4,638	6,202	264	2009	2/21/2020
Early Childhood Education	Northbrook	IL		1,080	5,347	—	—	1,080	5,347	6,427	294	2014	2/24/2020
Medical / Dental	Tyler	TX		463	3,250	—	—	463	3,250	3,713	202	2015	1/17/2020
Early Childhood Education	Franklin	TN		617	1,025	—	—	617	1,025	1,642	51	1996	9/4/2020
Restaurants - Casual Dining	Grand Rapids	MI		1,055	1,754	—	—	1,055	1,754	2,809	118	2003	1/29/2020
Medical / Dental	Flagstaff	AZ		1,446	1,856	—	1,913	1,446	3,769	5,215	107	1980	2/27/2020
Medical / Dental	Portland	OR		1,457	1,230	—	—	1,457	1,230	2,687	87	1981	2/27/2020
Other Services	Watsontown	PA		751	1,678	—	—	751	1,678	2,429	139	1987	2/13/2020
Early Childhood Education	Concord	NC		1,283	2,419	—	—	1,283	2,419	3,702	111	2003	8/17/2020
Medical / Dental	DeLand	FL		909	4,404	—	—	909	4,404	5,313	259	2004	3/9/2020
Automotive Service	King	NC		408	153	—	—	408	153	561	16	1985	3/10/2020
Automotive Service	Elkin	NC		337	286	—	—	337	286	623	27	1997	3/10/2020
Automotive Service	Yadkinville	NC		235	347	—	—	235	347	582	24	2001	3/10/2020
Automotive Service	Lancaster	SC		388	286	—	—	388	286	674	23	2007	3/10/2020
Automotive Service	Lenoir	NC		326	235	—	—	326	235	561	21	1991	3/10/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service	Hickory	NC		$398	$132	$—	$—	$398	$132	$530	$15	1988	3/10/2020
Automotive Service	St. Albans	WV		235	459	—	—	235	459	694	31	1987	3/10/2020
Automotive Service	Hurricane	WV		398	388	—	—	398	388	786	31	1989	3/10/2020
Automotive Service	South Boston	VA		224	734	—	—	224	734	958	46	1996	3/10/2020
Automotive Service	Pittsboro	NC		520	183	—	—	520	183	703	19	2006	3/10/2020
Early Childhood Education	Hartland	WI		462	3,390	—	—	462	3,390	3,852	181	2000	3/6/2020
Early Childhood Education	Menomonee Falls	WI		976	3,464	—	—	976	3,464	4,440	183	1978	3/6/2020
Early Childhood Education	Menomonee Falls	WI		1,354	4,314	—	—	1,354	4,314	5,668	235	2000	3/6/2020
Early Childhood Education	Waukesha	WI		577	3,485	—	—	577	3,485	4,062	183	1996	3/6/2020
Early Childhood Education	Oconomowoc	WI		882	4,734	—	—	882	4,734	5,616	248	2007	3/6/2020
Medical / Dental	Lake City	FL		1,046	2,450	—	—	1,046	2,450	3,496	140	1974	3/4/2020
Early Childhood Education	Waterford	MI		419	783	—	—	419	783	1,202	37	1997	9/18/2020
Early Childhood Education	Tucson	AZ		956	906	—	—	956	906	1,862	64	2008	3/6/2020
Car Washes	Casa Grande	AZ		504	—	345	2,146	849	2,146	2,995	109	2020	2/6/2020
Early Childhood Education	Marietta	GA		1,799	3,234	—	—	1,799	3,234	5,033	171	1997	3/6/2020
Early Childhood Education	Alpharetta	GA		1,621	3,148	—	—	1,621	3,148	4,769	167	1995	3/6/2020
Automotive Service	Arlington	TX		833	3,603	—	—	833	3,603	4,436	218	2015	2/14/2020
Medical / Dental	Orange	TX		337	3,293	—	—	337	3,293	3,630	183	2015	2/21/2020
Automotive Service	Little Elm	TX		647	1,006	—	—	647	1,006	1,653	60	2007	3/6/2020
Automotive Service	McKinney	TX		1,016	807	—	—	1,016	807	1,823	62	2010	3/6/2020
Restaurants - Quick Service	West Dundee	IL		523	539	—	1,100	523	1,639	2,162	63	2020	3/6/2020
Pet Care Services	Catonsville	MD		586	1,881	16	34	602	1,915	2,517	87	1998	5/4/2020
Restaurants - Family Dining	Greenville	SC		626	1,091	—	—	626	1,091	1,717	77	1972	3/19/2020
Restaurants - Family Dining	Charleston	SC		1,303	1,020	—	—	1,303	1,020	2,323	69	1978	3/19/2020
Automotive Service	Gilbert	AZ		370	2,108	—	—	370	2,108	2,478	105	2019	4/30/2020
Restaurants - Quick Service	Yazoo City	MS		249	753	—	—	249	753	1,002	38	1975	5/7/2020
Other Services	Richmond Hill	GA		2,502	761	—	—	2,502	761	3,263	88	2019	6/8/2020
Other Services	Centennial	CO		3,003	2,972	5	1,021	3,008	3,993	7,001	305	2005	6/8/2020
Other Services	Joplin	MO		991	941	—	—	991	941	1,932	57	1997	6/8/2020
Other Services	Kansas City	MO		1,531	1,391	—	—	1,531	1,391	2,922	144	2015	6/8/2020
Automotive Service	Tempe	AZ		915	3,304	—	—	915	3,304	4,219	165	1987	5/28/2020
Restaurants - Quick Service	Byram	MS		775	584	—	150	775	734	1,509	47	2003	6/8/2020
Restaurants - Quick Service	Big Spring	TX		287	—	—	1,500	287	1,500	1,787	44	2020	6/25/2020
Car Washes	Flagstaff	AZ		1,873	3,456	—	—	1,873	3,456	5,329	173	2018	7/24/2020
Car Washes	Phoenix	AZ		2,204	2,634	—	—	2,204	2,634	4,838	141	2018	7/24/2020
Car Washes	Sun City	AZ		1,613	2,134	—	—	1,613	2,134	3,747	110	1988	7/24/2020
Car Washes	Scottsdale	AZ		3,666	2,093	—	—	3,666	2,093	5,759	136	1994	7/24/2020
Car Washes	Yuma	AZ		280	1,883	—	—	280	1,883	2,163	99	2001	7/24/2020
Restaurants - Quick Service	Sparta	TN		733	1,383	—	—	733	1,383	2,116	72	1997	6/25/2020
Restaurants - Quick Service	Newnan	GA		1,413	1,494	—	—	1,413	1,494	2,907	87	1987	8/19/2020
Restaurants - Quick Service	Newnan	GA		724	1,189	—	—	724	1,189	1,913	65	2005	8/19/2020
Restaurants - Quick Service	Lawrenceville	GA		1,122	1,363	—	—	1,122	1,363	2,485	75	2005	8/19/2020
Grocery	Dexter	MO		813	697	—	—	813	697	1,510	64	1998	9/30/2020
Grocery	Kennett	MO		427	1,688	—	—	427	1,688	2,115	81	2013	9/30/2020
Grocery	Park Hills	MO		653	1,819	—	—	653	1,819	2,472	103	1970	9/30/2020
Grocery	Piggott	AR		614	789	—	—	614	789	1,403	60	1986	9/30/2020
Grocery	Potosi	MO		371	1,569	—	—	371	1,569	1,940	76	1970	9/30/2020
Grocery	Malden	MO		265	1,873	—	—	265	1,873	2,138	77	1978	9/30/2020
Grocery	Mayflower	AR		1,460	3,042	—	—	1,460	3,042	4,502	179	2020	9/30/2020
Automotive Service	East Brunswick	NJ		1,173	1,540	—	—	1,173	1,540	2,713	74	1960	9/18/2020
Automotive Service	Washington	NJ		388	1,969	—	—	388	1,969	2,357	79	1969	9/18/2020
Automotive Service	Princeton	NJ		1,448	1,918	—	—	1,448	1,918	3,366	87	1947	9/18/2020
Automotive Service	Lawrenceville	NJ		632	1,999	—	—	632	1,999	2,631	94	1960	9/18/2020
Automotive Service	Madison	NJ		1,714	1,306	—	—	1,714	1,306	3,020	54	1950	9/18/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service	Chester	NJ		$1,295	$1,550	$—	$—	$1,295	$1,550	$2,845	$77	1995	9/18/2020
Automotive Service	Manville	NJ		867	989	—	—	867	989	1,856	46	1977	9/18/2020
Automotive Service	North Caldwell	NJ		561	663	—	—	561	663	1,224	43	1968	9/18/2020
Automotive Service	Kerhonkson	NY		938	2,805	—	—	938	2,805	3,743	125	1982	9/18/2020
Automotive Service	Bethlehem	PA		602	1,642	—	—	602	1,642	2,244	63	1968	9/18/2020
Automotive Service	Langhorne	PA		898	1,550	—	—	898	1,550	2,448	91	1999	9/18/2020
Automotive Service	Quakertown	PA		1,652	1,295	—	—	1,652	1,295	2,947	74	2012	9/18/2020
Restaurants - Quick Service	Hattiesburg	MS		882	847	—	—	882	847	1,729	50	2000	9/11/2020
Car Washes	Fort Worth	TX		1,475	2,747	—	—	1,475	2,747	4,222	138	2020	8/31/2020
Car Washes	Westminster	CO		842	1,174	—	—	842	1,174	2,016	50	2003	9/24/2020
Car Washes	Palatka	FL		914	2,490	—	—	914	2,490	3,404	105	2020	9/30/2020
Car Washes	Fort Walton Beach	FL		1,526	2,490	—	—	1,526	2,490	4,016	121	2020	9/30/2020
Restaurants - Quick Service	Greenwood	SC		273	652	—	—	273	652	925	33	2014	9/24/2020
Medical / Dental	Flint	TX		428	879	—	—	428	879	1,307	44	2008	9/24/2020
Other Services	Alabaster	AL		690	207	12	847	702	1,054	1,756	39	2003	9/29/2020
Other Services	Albuquerque	NM		1,686	286	25	1,862	1,711	2,148	3,859	87	1970	9/29/2020
Other Services	Shreveport	LA		1,006	227	16	1,164	1,022	1,391	2,413	70	2012	9/29/2020
Automotive Service	Skiatook	OK		324	2,695	—	—	324	2,695	3,019	105	2005	9/30/2020
Automotive Service	Bartlesville	OK		118	2,853	—	—	118	2,853	2,971	100	1967	9/30/2020
Automotive Service	Owasso	OK		275	6,094	—	—	275	6,094	6,369	215	2007	9/30/2020
Automotive Service	Bartlesville	OK		932	4,587	—	—	932	4,587	5,519	195	2003	9/30/2020
Automotive Service	Broken Arrow	OK		1,060	3,425	—	—	1,060	3,425	4,485	132	2014	9/30/2020
Automotive Service	Tulsa	OK		1,226	1,374	—	—	1,226	1,374	2,600	70	2019	9/30/2020
Automotive Service	Bartlesville	OK		177	599	—	—	177	599	776	26	1980	9/30/2020
Medical / Dental	Taunton	MA		201	1,289	—	—	201	1,289	1,490	42	1972	10/1/2020
Medical / Dental	Plymouth	MA		296	444	—	—	296	444	740	23	2005	10/1/2020
Medical / Dental	Middleborough	MA		296	475	—	—	296	475	771	21	1925	10/1/2020
Car Washes	Phenix City	AL		1,111	2,722	—	—	1,111	2,722	3,833	109	2020	10/5/2020
Medical / Dental	Pine Bluff	AR		65	552	—	95	65	647	712	23	1983	10/9/2020
Early Childhood Education	Jackson	MI		379	1,046	—	—	379	1,046	1,425	47	1990	10/14/2020
Early Childhood Education	Jackson	MI		170	614	—	—	170	614	784	26	1987	10/14/2020
Medical / Dental	Valdosta	GA		262	1,726	—	—	262	1,726	1,988	69	1996	10/15/2020
Medical / Dental	Valdosta	GA		214	1,351	—	—	214	1,351	1,565	54	1990	10/15/2020
Grocery	Jackson	MO		458	1,719	—	—	458	1,719	2,177	75	1995	10/22/2020
Grocery	Marble Hill	MO		504	2,052	—	—	504	2,052	2,556	90	1999	10/22/2020
Equipment Rental and Sales	Chatham	NY		987	1,317	—	—	987	1,317	2,304	75	1974	10/22/2020
Equipment Rental and Sales	Clifton Park	NY		551	717	—	—	551	717	1,268	28	2000	10/22/2020
Equipment Rental and Sales	Goshen	NY		732	1,191	—	—	732	1,191	1,923	56	1974	10/22/2020
Equipment Rental and Sales	Fultonville	NY		1,775	858	—	—	1,775	858	2,633	60	1980	10/22/2020
Equipment Rental and Sales	Lancaster	MA		1,285	2,089	—	—	1,285	2,089	3,374	86	2012	10/22/2020
Equipment Rental and Sales	Greenfield	MA		304	815	167	—	471	815	1,286	39	1971	10/22/2020
Equipment Rental and Sales	Farmington	CT		411	1,410	—	—	411	1,410	1,821	57	2005	10/22/2020
Equipment Rental and Sales	Pembroke	NH		318	785	—	—	318	785	1,103	31	1978	10/22/2020
Grocery	Farmington	MO		789	1,990	—	—	789	1,990	2,779	104	2006	10/29/2020
Grocery	Fredericktown	MO		682	1,523	—	—	682	1,523	2,205	92	2001	10/29/2020
Automotive Service	Byram	NJ		1,193	1,182	—	—	1,193	1,182	2,375	61	1992	10/29/2020
Automotive Service	Westfield	NJ		1,904	1,606	—	—	1,904	1,606	3,510	73	1970	10/29/2020
Automotive Service	East Windsor	NJ		1,599	1,634	—	—	1,599	1,634	3,233	71	1965	10/29/2020
Automotive Service	Fords	NJ		1,300	1,180	—	—	1,300	1,180	2,480	57	1974	10/29/2020
Automotive Service	Jackson	NJ		1,464	1,100	—	—	1,464	1,100	2,564	56	1995	10/29/2020
Automotive Service	West Berlin	NJ		1,061	1,298	—	—	1,061	1,298	2,359	64	1995	10/29/2020
Other Services	Zeeland	MI		2,086	5,386	—	—	2,086	5,386	7,472	269	1973	11/2/2020
Other Services	Wyoming	MI		1,066	1,795	—	—	1,066	1,795	2,861	101	2020	11/2/2020
Other Services	Waterford	MI		1,286	1,243	—	—	1,286	1,243	2,529	89	1995	11/2/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Other Services	Elkhart	IN		$544	$1,061	$—	$—	$544	$1,061	$1,605	$52	1989	11/2/2020
Other Services	Mishawaka	IN		527	558	—	—	527	558	1,085	47	1979	11/2/2020
Restaurants - Quick Service	Franklin	IN		670	1,609	—	—	670	1,609	2,279	63	2017	11/12/2020
Car Washes	Princeton	TX		1,030	2,986	—	—	1,030	2,986	4,016	118	2020	11/16/2020
Automotive Service	Point Pleasant	NJ		1,763	1,166	—	—	1,763	1,166	2,929	52	1977	11/19/2020
Pet Care Services	Douglasville	GA		640	748	—	—	640	748	1,388	34	1989	11/24/2020
Pet Care Services	Alpharetta	GA		766	822	—	—	766	822	1,588	33	2007	11/24/2020
Grocery	Fayetteville	AR		423	1,410	—	—	423	1,410	1,833	69	1990	12/1/2020
Automotive Service	Fairmont	WV		232	539	—	—	232	539	771	23	1997	12/2/2020
Automotive Service	Fairmont	WV		291	860	—	—	291	860	1,151	33	1999	12/2/2020
Restaurants - Quick Service	Richardson	TX		501	682	—	—	501	682	1,183	35	1979	12/15/2020
Restaurants - Quick Service	Arlington	TX		949	86	—	—	949	86	1,035	10	1979	12/15/2020
Restaurants - Quick Service	Oklahoma City	OK		553	1,032	—	—	553	1,032	1,585	45	1979	12/15/2020
Restaurants - Quick Service	Moore	OK		605	1,152	—	—	605	1,152	1,757	47	1983	12/15/2020
Restaurants - Quick Service	Norman	OK		303	709	—	—	303	709	1,012	31	1992	12/15/2020
Restaurants - Quick Service	Owasso	OK		929	935	—	—	929	935	1,864	41	1986	12/15/2020
Restaurants - Quick Service	Waco	TX		553	548	—	—	553	548	1,101	27	1987	12/15/2020
Restaurants - Quick Service	Carrollton	TX		605	547	—	—	605	547	1,152	32	1992	12/15/2020
Restaurants - Quick Service	Rowlett	TX		553	665	—	—	553	665	1,218	36	1999	12/15/2020
Restaurants - Quick Service	Mesquite	TX		855	621	—	—	855	621	1,476	40	1999	12/15/2020
Restaurants - Quick Service	Grand Prairie	TX		814	73	—	—	814	73	887	15	1999	12/15/2020
Restaurants - Quick Service	Dallas	TX		845	286	—	—	845	286	1,131	23	1977	12/15/2020
Restaurants - Quick Service	Oklahoma City	OK		542	985	—	—	542	985	1,527	45	2010	12/15/2020
Restaurants - Quick Service	Kilgore	TX		449	710	—	—	449	710	1,159	32	1979	12/15/2020
Car Washes	Fort Worth	TX		1,590	2,724	—	—	1,590	2,724	4,314	114	1942	12/18/2020
Car Washes	Hudson Oaks	TX		1,824	2,745	—	—	1,824	2,745	4,569	92	1948	12/18/2020
Car Washes	Garland	TX		1,303	2,287	—	—	1,303	2,287	3,590	80	2012	12/18/2020
Car Washes	Fort Worth	TX		1,907	3,129	—	—	1,907	3,129	5,036	130	2013	12/18/2020
Car Washes	Crowley	TX		1,571	2,873	—	—	1,571	2,873	4,444	108	2016	12/18/2020
Car Washes	Flower Mound	TX		1,623	2,730	—	—	1,623	2,730	4,353	114	2018	12/18/2020
Car Washes	Fort Worth	TX		1,655	2,129	—	—	1,655	2,129	3,784	94	2018	12/18/2020
Medical / Dental	Naperville	IL		315	786	202	505	517	1,291	1,808	46	1998	12/21/2020
Automotive Service	Washington Court House	OH		550	1,061	—	—	550	1,061	1,611	44	2004	12/21/2020
Automotive Service	Cincinnati	OH		448	911	—	—	448	911	1,359	33	1991	12/21/2020
Restaurants - Quick Service	Dothan	AL		459	1,431	—	—	459	1,431	1,890	61	2019	12/22/2020
Restaurants - Quick Service	Philadelphia	MS		373	1,540	—	—	373	1,540	1,913	62	2020	12/22/2020
Restaurants - Quick Service	Ashford	AL		410	1,338	—	—	410	1,338	1,748	52	2020	12/22/2020
Restaurants - Quick Service	Newton	MS		471	1,316	—	—	471	1,316	1,787	59	2020	12/22/2020
Car Washes	Slidell	LA		962	2,919	—	—	962	2,919	3,881	120	2012	12/23/2020
Car Washes	Gulfport	MS		666	973	—	—	666	973	1,639	54	2008	12/23/2020
Car Washes	Carbondale	IL		1,674	3,227	—	—	1,674	3,227	4,901	132	2018	12/23/2020
Medical / Dental	Arlington	TX		176	329	—	—	176	329	505	12	1983	12/23/2020
Medical / Dental	Austin	TX		581	346	—	—	581	346	927	11	1968	12/23/2020
Medical / Dental	Florissant	MO		454	920	—	377	454	1,297	1,751	31	1987	12/23/2020
Medical / Dental	Temple	TX		145	854	—	—	145	854	999	27	2015	12/23/2020
Medical / Dental	Norcross	GA		652	981	—	—	652	981	1,633	29	1975	12/23/2020
Medical / Dental	Carrolton	TX		1,534	1,073	—	—	1,534	1,073	2,607	38	1983	12/23/2020
Car Washes	Jacksonville	NC		915	1,436	—	—	915	1,436	2,351	73	2003	12/29/2020
Other Services	Pensacola	FL		1,187	3,344	—	—	1,187	3,344	4,531	107	1970	12/29/2020
Medical / Dental	Amarillo	TX		221	990	—	—	221	990	1,211	33	2018	12/29/2020
Medical / Dental	Amarillo	TX		369	2,186	—	—	369	2,186	2,555	67	1978	12/29/2020
Medical / Dental	Amarillo	TX		468	848	—	—	468	848	1,316	36	2015	12/29/2020

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Equipment Rental and Sales	Milford	NH		$709	$407	$—	$692	$709	$1,099	$1,808	$34	1982	12/30/2020
Equipment Rental and Sales	Beaumon	TX		1,314	2,728	—	—	1,314	2,728	4,042	117	1991	12/31/2020
Equipment Rental and Sales	Cibilo	TX		1,231	3,334	—	—	1,231	3,334	4,565	112	1980	12/31/2020
Restaurants - Casual Dining	Saginaw	MI		1,047	744	—	—	1,047	744	1,791	45	1996	1/8/2021
Medical / Dental	Pickens	SC		678	3,123	—	—	678	3,123	3,801	94	1978	1/14/2021
Medical / Dental	Simpsonville	SC		1,447	2,383	—	—	1,447	2,383	3,830	90	1993	1/14/2021
Medical / Dental	Greenville	SC		1,073	1,570	—	—	1,073	1,570	2,643	55	1968	1/14/2021
Early Childhood Education	Litchfield Park	AZ		392	1,139	—	—	392	1,139	1,531	39	2005	1/15/2021
Medical / Dental	Channahon	IL		601	3,178	—	—	601	3,178	3,779	91	2006	1/21/2021
Medical / Dental	Franklin Park	IL		408	1,037	—	—	408	1,037	1,445	33	1982	1/21/2021
Medical / Dental	Lockport	IL		468	950	—	—	468	950	1,418	33	2001	1/21/2021
Medical / Dental	Wilmington	IL		127	987	—	—	127	987	1,114	29	1968	1/21/2021
Medical / Dental	Aurora	IL		526	2,040	—	—	526	2,040	2,566	61	1974	1/21/2021
Medical / Dental	Franklin Park	IL		41	194	—	—	41	194	235	5	1967	1/21/2021
Grocery	Doniphan	MO		698	2,006	—	—	698	2,006	2,704	82	2005	1/22/2021
Restaurants - Quick Service	Bremen	GA		553	616	—	—	553	616	1,169	21	2007	2/1/2021
Medical / Dental	Harrah	OK		67	760	—	—	67	760	827	20	1964	2/4/2021
Medical / Dental	Shattuck	OK		143	1,087	—	—	143	1,087	1,230	31	1982	2/4/2021
Medical / Dental	Noble	OK		553	1,872	—	—	553	1,872	2,425	57	2011	2/4/2021
Medical / Dental	Edmond	OK		107	697	—	—	107	697	804	18	2005	2/4/2021
Medical / Dental	Sapulpa	OK		294	436	—	—	294	436	730	22	2008	2/4/2021
Pet Care Services	Columbia	SC		331	643	—	—	331	643	974	17	2018	2/5/2021
Medical / Dental	Clermont	FL		1,415	12,340	—	—	1,415	12,340	13,755	301	2019	2/18/2021
Restaurants - Quick Service	Paducah	KY		1,215	1,255	—	—	1,215	1,255	2,470	43	2020	2/18/2021
Early Childhood Education	Lorain	OH		681	861	2	463	683	1,324	2,007	34	2006	3/12/2021
Early Childhood Education	Avon	OH		730	1,358	2	427	732	1,785	2,517	48	2006	3/12/2021
Early Childhood Education	Bath Township, Akron	OH		1,357	2,965	4	477	1,361	3,442	4,803	86	1989	3/12/2021
Early Childhood Education	Brecksville	OH		1,352	1,357	5	416	1,357	1,773	3,130	71	2004	3/12/2021
Early Childhood Education	Hudson	OH		969	1,466	3	410	972	1,876	2,848	58	2003	3/12/2021
Early Childhood Education	Independence	OH		1,683	1,910	5	424	1,688	2,334	4,022	91	2004	3/12/2021
Early Childhood Education	Rocky River	OH		486	2,263	1	357	487	2,620	3,107	63	2001	3/12/2021
Early Childhood Education	Shaker Heights	OH		642	3,450	2	421	644	3,871	4,515	92	2017	3/12/2021
Early Childhood Education	Solon	OH		466	3,115	2	256	468	3,371	3,839	80	2009	3/12/2021
Early Childhood Education	Strongsville	OH		1,386	1,875	4	581	1,390	2,456	3,846	58	2000	3/12/2021
Early Childhood Education	Westlake	OH		446	2,478	1	573	447	3,051	3,498	64	1992	3/12/2021
Car Washes	Longmont	CO		965	1,304	—	595	965	1,899	2,864	43	2006	3/18/2021
Early Childhood Education	North Las Vegas	NV		1,311	1,724	—	—	1,311	1,724	3,035	51	2006	3/19/2021
Early Childhood Education	North Las Vegas	NV		1,169	1,726	—	—	1,169	1,726	2,895	48	1998	3/19/2021
Restaurants - Quick Service	Warren	OH		636	2,136	—	—	636	2,136	2,772	59	1964	3/19/2021
Restaurants - Quick Service	East Liverpool	OH		300	1,683	—	—	300	1,683	1,983	42	1978	3/19/2021
Restaurants - Quick Service	Girard	OH		635	2,499	—	—	635	2,499	3,134	65	1993	3/19/2021
Automotive Service	Oxnard	CA		1,021	2,750	—	—	1,021	2,750	3,771	64	1960	3/24/2021
Automotive Service	Santa Maria	CA		1,282	2,615	—	—	1,282	2,615	3,897	63	1973	3/24/2021
Automotive Service	Atascaderoa	CA		1,247	1,350	—	—	1,247	1,350	2,597	32	1991	3/24/2021
Automotive Service	Glendale	AZ		2,152	1,717	—	—	2,152	1,717	3,869	40	1980	3/26/2021
Early Childhood Education	Frankfort	KY		329	1,276	—	—	329	1,276	1,605	37	2003	3/31/2021
Automotive Service	Parker	CO		1,030	2,107	—	—	1,030	2,107	3,137	57	2008	3/31/2021
Automotive Service	Thornton	CO		1,171	2,002	—	—	1,171	2,002	3,173	57	2003	3/31/2021
Automotive Service	Marietta	GA		1,675	1,461	—	—	1,675	1,461	3,136	42	1997	3/31/2021
Automotive Service	Knoxville	TN		650	1,422	—	—	650	1,422	2,072	37	2016	3/31/2021
Automotive Service	Phoenix	AZ		1,035	1,992	—	—	1,035	1,992	3,027	53	2017	3/31/2021
Automotive Service	Scottsdale	AZ		1,661	1,716	—	—	1,661	1,716	3,377	46	1998	3/31/2021
Automotive Service	Phoenix	AZ		553	1,085	—	—	553	1,085	1,638	25	1962	3/31/2021
Medical / Dental	Brentwood	CA		388	933	—	—	388	933	1,321	27	2005	3/31/2021

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Medical / Dental	Chino Hills	CA		$752	$1,358	$—	$—	$752	$1,358	$2,110	$37	2007	3/31/2021
Medical / Dental	Thousand Oaks	CA		1,085	1,743	—	—	1,085	1,743	2,828	53	2004	3/31/2021
Medical / Dental	Fairfield	CT		1,263	1,274	—	—	1,263	1,274	2,537	51	2009	3/31/2021
Medical / Dental	McLean	VA		947	2,045	—	—	947	2,045	2,992	49	2001	3/31/2021
Medical / Dental	Cypress	TX		1,655	1,629	—	—	1,655	1,629	3,284	69	2014	3/31/2021
Medical / Dental	Fairfax Station	VA		546	755	—	—	546	755	1,301	29	2009	3/31/2021
Medical / Dental	Granite Bay	CA		772	1,264	—	—	772	1,264	2,036	38	1989	3/31/2021
Medical / Dental	Brentwood	CA		1,059	801	—	—	1,059	801	1,860	25	2005	3/31/2021
Medical / Dental	Stamford	CT		626	401	—	—	626	401	1,027	20	1840	3/31/2021
Medical / Dental	Dripping Springs	TX		779	1,111	—	—	779	1,111	1,890	37	2003	3/31/2021
Medical / Dental	San Jacinto	CA		394	1,600	—	—	394	1,600	1,994	46	1989	3/31/2021
Medical / Dental	Enumclaw	WA		627	868	—	—	627	868	1,495	46	1981	3/31/2021
Restaurants - Quick Service	Pensacola	FL		208	750	—	—	208	750	958	17	1982	4/2/2021
Restaurants - Quick Service	Pensacola	FL		291	1,024	—	—	291	1,024	1,315	26	1979	4/2/2021
Automotive Service	Yuma	AZ		491	965	—	—	491	965	1,456	31	1975	4/9/2021
Automotive Service	Springfield	MO		463	769	—	—	463	769	1,232	23	2002	4/9/2021
Automotive Service	Springfield	MO		303	790	—	—	303	790	1,093	20	2003	4/9/2021
Restaurants - Quick Service	McAllen	TX		1,931	1,358	—	—	1,931	1,358	3,289	36	1999	4/9/2021
Restaurants - Quick Service	Laredo	TX		1,544	841	—	—	1,544	841	2,385	28	1993	4/9/2021
Restaurants - Quick Service	Laredo	TX		1,145	971	—	—	1,145	971	2,116	26	2006	4/9/2021
Restaurants - Quick Service	Laredo	TX		2,061	2,193	—	—	2,061	2,193	4,254	54	2008	4/9/2021
Restaurants - Quick Service	McAllen	TX		1,190	1,030	—	—	1,190	1,030	2,220	25	1995	4/9/2021
Restaurants - Quick Service	McAllen	TX		1,998	2,051	—	—	1,998	2,051	4,049	47	1992	4/9/2021
Restaurants - Quick Service	Laredo	TX		2,483	2,140	—	—	2,483	2,140	4,623	54	1989	4/9/2021
Medical / Dental	Russellville	AR		144	571	—	70	144	641	785	14	2000	4/13/2021
Grocery	Conway	AR		1,000	4,717	—	—	1,000	4,717	5,717	113	2010	4/28/2021
Restaurants - Quick Service	Cotulla	TX		1,693	973	—	—	1,693	973	2,666	36	2008	4/29/2021
Restaurants - Quick Service	Mission	TX		1,739	1,831	—	—	1,739	1,831	3,570	43	2010	4/29/2021
Medical / Dental	Rolla	MO		180	338	—	100	180	438	618	10	1990	4/30/2021
Medical / Dental	Canton	TX		167	958	—	—	167	958	1,125	22	2011	4/30/2021
Restaurants - Quick Service	Natchez	MS		270	445	—	—	270	445	715	16	1981	4/30/2021
Car Washes	Tulsa	OK		1,421	2,077	—	—	1,421	2,077	3,498	60	2016	5/5/2021
Medical / Dental	Pasadena	TX		1,583	2,972	—	—	1,583	2,972	4,555	67	1978	5/11/2021
Medical / Dental	Fayetteville	NC		443	1,367	—	—	443	1,367	1,810	29	2017	5/20/2021
Medical / Dental	Fayetteville	NC		374	1,182	—	—	374	1,182	1,556	23	1999	5/20/2021
Medical / Dental	Fayetteville	NC		173	774	—	—	173	774	947	16	2004	5/20/2021
Medical / Dental	Springlake	NC		529	1,962	—	—	529	1,962	2,491	40	2019	5/20/2021
Medical / Dental	Cameron	NC		605	916	—	—	605	916	1,521	24	2016	5/20/2021
Medical / Dental	Pinehurst	NC		135	419	—	—	135	419	554	8	1999	5/20/2021
Medical / Dental	Jacksonville	NC		267	301	—	—	267	301	568	8	1996	5/20/2021
Restaurants - Casual Dining	Toledo	OH		2,337	—	—	—	2,337	—	2,337	—	1988	5/20/2021
Automotive Service	Lincoln	NE		1,177	479	—	—	1,177	479	1,656	15	1995	5/24/2021
Grocery	Conway	AR		1,134	1,353	—	—	1,134	1,353	2,487	35	1989	5/25/2021
Grocery	Russellville	AR		1,072	1,629	—	—	1,072	1,629	2,701	43	1989	5/25/2021
Grocery	Waterford	WI		1,443	3,234	—	—	1,443	3,234	4,677	76	1996	5/25/2021
Early Childhood Education	Warrenville	IL		1,418	3,702	—	—	1,418	3,702	5,120	65	2005	6/17/2021
Pet Care Services	Collierville	TN		418	609	—	—	418	609	1,027	16	2018	6/17/2021
Automotive Service	Edmond	OK		486	539	—	—	486	539	1,025	13	2003	6/23/2021
Automotive Service	Oklahoma City	OK		428	599	—	—	428	599	1,027	16	2003	6/23/2021
Medical / Dental	Toledo	OH		328	2,000	—	—	328	2,000	2,328	33	2005	6/25/2021
Medical / Dental	Toledo	OH		261	1,491	—	—	261	1,491	1,752	25	1973	6/25/2021
Medical / Dental	Rossford	OH		220	1,207	—	—	220	1,207	1,427	21	1984	6/25/2021
Medical / Dental	Toledo	OH		439	1,715	—	—	439	1,715	2,154	32	1977	6/25/2021
Medical / Dental	Waterville	OH		1,831	2,481	—	—	1,831	2,481	4,312	56	2017	6/25/2021

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Medical / Dental	Toledo	OH		$566	$1,573	$—	$—	$566	$1,573	$2,139	$32	1993	6/25/2021
Grocery	Marinette	WI		729	1,938	—	—	729	1,938	2,667	45	1987	6/29/2021
Grocery	Menominee	MI		1,224	6,189	—	—	1,224	6,189	7,413	126	1969	6/29/2021
Medical / Dental	El Dorado	AR		83	385	—	235	83	620	703	6	1950	6/30/2021
Entertainment	Windsor Locks	CT		887	7,538	—	—	887	7,538	8,425	123	1960	6/30/2021
Entertainment	Portland	ME		2,052	4,924	—	—	2,052	4,924	6,976	79	1989	6/30/2021
Early Childhood Education	Riverview	FL		766	2,267	—	—	766	2,267	3,033	40	2012	6/30/2021
Early Childhood Education	Riverview	FL		1,563	1,457	—	—	1,563	1,457	3,020	47	2015	6/30/2021
Restaurants - Quick Service	Charleston	MS		319	228	—	—	319	228	547	11	1996	6/30/2021
Restaurants - Quick Service	Marks	MS		305	147	—	—	305	147	452	11	1980	6/30/2021
Restaurants - Quick Service	Laurel	MS		451	141	—	—	451	141	592	12	1975	6/30/2021
Restaurants - Quick Service	Vicksburg	MS		521	219	—	—	521	219	740	18	1999	6/30/2021
Restaurants - Quick Service	Belzoni	MS		512	235	—	—	512	235	747	20	2017	6/30/2021
Early Childhood Education	Fairlawn	OH		798	3,638	—	—	798	3,638	4,436	67	2012	6/30/2021
Early Childhood Education	Stow	OH		836	2,328	—	—	836	2,328	3,164	53	1994	6/30/2021
Early Childhood Education	Hartville	OH		272	3,148	—	—	272	3,148	3,420	51	1956	6/30/2021
Early Childhood Education	Green	OH		389	2,244	—	—	389	2,244	2,633	42	2000	6/30/2021
Early Childhood Education	Medina	OH		603	2,520	—	—	603	2,520	3,123	49	1996	6/30/2021
Early Childhood Education	Wadsworth	OH		735	3,673	—	—	735	3,673	4,408	72	2016	6/30/2021
Early Childhood Education	North Liberty	IA		636	2,199	—	—	636	2,199	2,835	40	2005	6/30/2021
Restaurants - Quick Service	Altus	OK		798	932	—	—	798	932	1,730	20	2017	7/1/2021
Restaurants - Quick Service	Elk City	OK		738	902	—	—	738	902	1,640	17	2018	7/1/2021
Restaurants - Quick Service	Weatherford	OK		799	902	—	—	799	902	1,701	16	2018	7/1/2021
Health and Fitness	San Angelo	TX		2,135	—	—	—	2,135	—	2,135	—	1998	7/8/2021
Entertainment	Vernon	CT		1,629	6,400	—	—	1,629	6,400	8,029	88	2009	7/16/2021
Restaurants - Casual Dining	Weymouth	MA		870	1,998	—	—	870	1,998	2,868	39	2008	7/19/2021
Restaurants - Casual Dining	Cranston	RI		830	1,171	—	—	830	1,171	2,001	24	1996	7/19/2021
Restaurants - Casual Dining	Taunton	MA		1,265	2,373	—	—	1,265	2,373	3,638	42	1997	7/19/2021
Restaurants - Casual Dining	Lynnfield	MA		1,630	848	—	—	1,630	848	2,478	24	1999	7/19/2021
Restaurants - Casual Dining	Haverhill	MA		1,245	1,703	—	—	1,245	1,703	2,948	28	1985	7/19/2021
Restaurants - Casual Dining	Salem	NH		1,978	2,127	—	—	1,978	2,127	4,105	30	1974	7/19/2021
Restaurants - Casual Dining	Salem	MA		939	898	—	—	939	898	1,837	17	1995	7/19/2021
Restaurants - Casual Dining	Fitchburg	MA		1,060	2,211	—	—	1,060	2,211	3,271	39	2000	7/19/2021
Restaurants - Casual Dining	Mashpee	MA		1,352	1,501	—	—	1,352	1,501	2,853	30	1996	7/19/2021
Restaurants - Casual Dining	Yarmouth	MA		1,494	1,543	—	—	1,494	1,543	3,037	32	1997	7/19/2021
Restaurants - Casual Dining	Billerica	MA		1,262	258	—	—	1,262	258	1,520	8	1996	7/19/2021
Restaurants - Casual Dining	Auburn	MA		1,867	1,612	—	—	1,867	1,612	3,479	41	1992	7/19/2021
Equipment Rental and Sales	Easton	NY		440	—	—	—	440	—	440	—		7/21/2021
Equipment Rental and Sales	East Windsor	CT		674	—	—	—	674	—	674	—		7/21/2021
Pet Care Services	Chicago	IL		877	1,424	—	—	877	1,424	2,301	19	1976	7/21/2021
Pet Care Services	Marietta	GA		943	574	—	—	943	574	1,517	11	1997	7/29/2021
Pet Care Services	Missouri City	TX		511	1,057	—	—	511	1,057	1,568	15	2005	8/3/2021
Early Childhood Education	Shakopee	MN		740	3,081	—	—	740	3,081	3,821	38	2017	8/4/2021
Automotive Service	Glendale	AZ		1,847	1,974	—	—	1,847	1,974	3,821	30	2020	8/10/2021
Restaurants - Quick Service	Winchester	KY		390	401	—	—	390	401	791	8	1983	8/13/2021
Restaurants - Quick Service	Radcliff	KY		235	412	—	—	235	412	647	7	1987	8/13/2021
Restaurants - Quick Service	Maysville	KY		254	410	—	—	254	410	664	8	1985	8/13/2021
Restaurants - Quick Service	Portsmouth	OH		255	450	—	—	255	450	705	8	1978	8/13/2021
Restaurants - Quick Service	Hillsboro	OH		327	670	—	—	327	670	997	12	1984	8/13/2021
Restaurants - Quick Service	London	KY		184	683	—	—	184	683	867	9	1988	8/13/2021
Restaurants - Quick Service	Barea	KY		313	320	—	—	313	320	633	7	1969	8/13/2021
Early Childhood Education	New Bern	NC		455	1,317	—	—	455	1,317	1,772	18	2006	8/18/2021
Early Childhood Education	Wilmington	NC		1,439	1,608	—	—	1,439	1,608	3,047	23	2000	8/18/2021
Early Childhood Education	Jacksonville	NC		834	2,066	—	—	834	2,066	2,900	26	1989	8/18/2021

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Early Childhood Education	Morehead City	NC		$321	$1,512	$—	$—	$321	$1,512	$1,833	$18	1991	8/18/2021
Early Childhood Education	Leland	NC		1,487	1,811	—	—	1,487	1,811	3,298	27	2006	8/18/2021
Early Childhood Education	New Bern	NC		2,046	2,865	—	—	2,046	2,865	4,911	43	2018	8/18/2021
Early Childhood Education	Jacksonville	NC		1,390	1,654	—	—	1,390	1,654	3,044	23	2002	8/18/2021
Early Childhood Education	Swansboro	NC		1,184	1,918	—	—	1,184	1,918	3,102	28	2009	8/18/2021
Early Childhood Education	Morehead City	NC		342	764	—	—	342	764	1,106	11	1985	8/18/2021
Early Childhood Education	Havelock	NC		283	1,058	—	—	283	1,058	1,341	14	1986	8/18/2021
Early Childhood Education	Jacksonville	NC		1,108	2,069	—	—	1,108	2,069	3,177	31	2009	8/18/2021
Early Childhood Education	Jacksonville	NC		1,144	2,423	—	—	1,144	2,423	3,567	31	1990	8/18/2021
Early Childhood Education	Burgaw	NC		373	1,417	—	—	373	1,417	1,790	18	2005	8/18/2021
Automotive Service	Wichita	KS		366	621	—	—	366	621	987	8	1989	8/19/2021
Automotive Service	Wichita	KS		520	581	—	—	520	581	1,101	9	1995	8/19/2021
Automotive Service	Wichita	KS		165	461	—	—	165	461	626	6	2018	8/19/2021
Automotive Service	Wichita	KS		495	537	—	—	495	537	1,032	9	2018	8/19/2021
Automotive Service	Wichita	KS		314	978	—	—	314	978	1,292	12	2018	8/19/2021
Automotive Service	Wichita	KS		412	648	—	—	412	648	1,060	9	2018	8/19/2021
Automotive Service	Wichita	KS		736	540	—	—	736	540	1,276	8	1981	8/19/2021
Automotive Service	Enid	OK		721	482	—	—	721	482	1,203	10	1993	8/19/2021
Automotive Service	Norman	OK		445	478	—	—	445	478	923	8	1995	8/19/2021
Automotive Service	Warr Acres	OK		425	584	—	—	425	584	1,009	9	1986	8/19/2021
Automotive Service	Norman	OK		446	559	—	—	446	559	1,005	8	1985	8/19/2021
Restaurants - Casual Dining	St. Peter's	MO		2,435	—	—	—	2,435	—	2,435	—		8/20/2021
Equipment Rental and Sales	Clifton	NY		2,049	—	—	—	2,049	—	2,049	—		8/31/2021
Health and Fitness	Tallahassee	FL		3,597	—	—	—	3,597	—	3,597	—	2000	9/1/2021
Car Washes	Fort Collins	CO		928	2,103	—	—	928	2,103	3,031	21	2004	9/3/2021
Equipment Rental and Sales	Plainfield	CT		1,618	—	—	—	1,618	—	1,618	—	2005	9/3/2021
Early Childhood Education	Franklin	TN		828	728	—	200	828	928	1,756	10	1984	9/3/2021
Medical / Dental	Texarkana	AR		190	200	—	96	190	296	486	3	1980	9/8/2021
Equipment Rental and Sales	Baytown	TX		1,195	3,062	—	—	1,195	3,062	4,257	34	2020	9/10/2021
Equipment Rental and Sales	Grove City	OH		1,303	2,194	—	—	1,303	2,194	3,497	33	1996	9/10/2021
Equipment Rental and Sales	Ardmore	OK		1,820	1,505	—	—	1,820	1,505	3,325	30	1997	9/10/2021
Equipment Rental and Sales	Theodore	AL		1,999	1,072	—	—	1,999	1,072	3,071	35	2008	9/10/2021
Other Services	Tyler	TX		2,281	1,409	—	—	2,281	1,409	3,690	37	2017	9/11/2021
Other Services	Colbert	OK		2,257	2,073	—	—	2,257	2,073	4,330	37	2006	9/11/2021
Other Services	Donna	TX		4,739	4,071	—	—	4,739	4,071	8,810	61	2019	9/11/2021
Other Services	Nacogdoches	TX		1,334	1,780	—	—	1,334	1,780	3,114	31	2008	9/11/2021
Other Services	Lorena	TX		1,773	3,381	—	—	1,773	3,381	5,154	57	2021	9/11/2021
Restaurants - Casual Dining	Lee's Summit	MO		2,618	—	—	—	2,618	—	2,618	—		9/14/2021
Grocery	Suamico	WI		2,869	10,331	—	—	2,869	10,331	13,200	100	2006	9/15/2021
Grocery	Sheboygan	WI		2,665	9,466	—	—	2,665	9,466	12,131	88	2011	9/15/2021
Pet Care Services	Austin	TX		1,027	—	—	—	1,027	—	1,027	—		9/24/2021
Medical / Dental	Brandon	FL		64	700	—	—	64	700	764	6	2017	9/24/2021
Medical / Dental	Tampa	FL		323	675	—	—	323	675	998	7	1934	9/24/2021
Other Services	College Station	TX		4,134	5,525	—	—	4,134	5,525	9,659	71	2016	9/24/2021
Automotive Service	Sanger	TX		483	1,446	—	—	483	1,446	1,929	15	2005	9/27/2021
Early Childhood Education	Westerville	OH		884	1,282	—	792	884	2,074	2,958	17	2006	9/28/2021
Early Childhood Education	Westerville	OH		888	701	—	671	888	1,372	2,260	11	1980	9/28/2021
Early Childhood Education	Columbus	OH		323	838	—	367	323	1,205	1,528	8	1980	9/28/2021
Early Childhood Education	Powell	OH		788	1,883	—	1,385	788	3,268	4,056	21	1990	9/28/2021
Early Childhood Education	Dublin	OH		1,494	2,005	—	—	1,494	2,005	3,499	25	1985	9/28/2021
Early Childhood Education	Mesa	AZ		442	93	—	—	442	93	535	2	1980	10/1/2021
Restaurants - Quick Service	Greenville	AL		383	904	—	—	383	904	1,287	8	1987	10/1/2021
Automotive Service	Queen Creek	AZ		927	1,031	—	—	927	1,031	1,958	9	2019	10/4/2021
Industrial	Martinsville	VA		679	3,839	—	—	679	3,839	4,518	32	1964	10/7/2021

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Equipment Rental and Sales	Ossipee	NH		$415	$—	$—	$—	$415	$—	$415	$—	1996	10/7/2021
Early Childhood Education	Lee's Summit	MO		389	738	—	—	389	738	1,127	7	2001	10/8/2021
Automotive Service	Bolivar	MO		210	821	—	—	210	821	1,031	8	1997	10/12/2021
Automotive Service	Mesa	AZ		969	3,182	—	—	969	3,182	4,151	27	2001	10/14/2021
Medical / Dental	Massillon	OH		260	1,028	—	—	260	1,028	1,288	9	1973	10/14/2021
Medical / Dental	Cuyahoga Falls	OH		369	1,980	—	—	369	1,980	2,349	15	1962	10/14/2021
Medical / Dental	Bucyrus	OH		45	633	—	—	45	633	678	4	1944	10/14/2021
Automotive Service	Lawton	OK		414	571	—	—	414	571	985	6	1998	10/15/2021
Automotive Service	Lawton	OK		312	286	—	—	312	286	598	3	1984	10/15/2021
Automotive Service	Ada	OK		281	195	—	—	281	195	476	3	1999	10/15/2021
Medical / Dental	Cambridge	OH		703	1,535	—	—	703	1,535	2,238	15	1994	10/15/2021
Medical / Dental	Manchester Center	VT		357	916	—	—	357	916	1,273	8	1980	10/18/2021
Restaurants - Quick Service	Roanoke Rapids	NC		496	—	—	—	496	—	496	—		10/21/2021
Medical / Dental	Darlington	SC		1,001	2,041	—	—	1,001	2,041	3,042	17	1998	10/21/2021
Pet Care Services	Hoover	AL		1,138	—	—	—	1,138	—	1,138	—		10/26/2021
Restaurants - Casual Dining	Sioux Falls	SD		1,922	2,475	—	—	1,922	2,475	4,397	21	2000	10/29/2021
Restaurants - Casual Dining	Kansas City	MO		1,634	1,526	—	—	1,634	1,526	3,160	14	2005	10/29/2021
Medical / Dental	Southaven	MS		244	5,942	—	—	244	5,942	6,186	38	1999	10/29/2021
Car Washes	Lima	OH		897	4,035	—	—	897	4,035	4,932	23	2013	11/2/2021
Car Washes	Lima	OH		1,202	3,621	—	—	1,202	3,621	4,823	24	2015	11/2/2021
Car Washes	Middletown	OH		1,003	3,856	—	—	1,003	3,856	4,859	23	1990	11/2/2021
Car Washes	Findlay	OH		1,520	3,368	—	—	1,520	3,368	4,888	21	2015	11/2/2021
Car Washes	Bowling Green	OH		1,238	3,610	—	—	1,238	3,610	4,848	23	2017	11/2/2021
Grocery	Menasha	WI		2,148	16,344	—	—	2,148	16,344	18,492	82	2016	11/4/2021
Pet Care Services	Atlanta	GA		791	728	—	—	791	728	1,519	4	1968	11/4/2021
Pet Care Services	Greensboro	NC		315	2,628	—	—	315	2,628	2,943	13	2016	11/4/2021
Pet Care Services	Winston-Salem	NC		636	1,399	—	—	636	1,399	2,035	9	2011	11/4/2021
Pet Care Services	Cary	NC		942	2,887	—	—	942	2,887	3,829	19	2002	11/4/2021
Automotive Service	El Paso	TX		1,128	2,137	—	—	1,128	2,137	3,265	11	1981	11/5/2021
Automotive Service	El Paso	TX		513	1,750	—	—	513	1,750	2,263	8	2012	11/5/2021
Automotive Service	El Paso	TX		256	1,818	—	—	256	1,818	2,074	8	1978	11/5/2021
Automotive Service	El Paso	TX		349	1,823	—	—	349	1,823	2,172	9	1987	11/5/2021
Automotive Service	Alamogordo	NM		175	641	—	—	175	641	816	4	1989	11/5/2021
Automotive Service	Las Cruces	NM		368	1,751	—	—	368	1,751	2,119	9	1994	11/5/2021
Automotive Service	El Paso	TX		646	1,918	—	—	646	1,918	2,564	9	2001	11/5/2021
Automotive Service	Eau Claire	WI		267	1,849	—	—	267	1,849	2,116	9	2017	11/10/2021
Automotive Service	Eau Claire	WI		306	108	—	—	306	108	414	2	1987	11/10/2021
Early Childhood Education	Cibolo	TX		764	2,422	—	—	764	2,422	3,186	13	2019	11/12/2021
Pet Care Services	Winston-Salem	NC		150	1,477	—	—	150	1,477	1,627	7	1970	11/17/2021
Restaurants - Quick Service	Burbank	IL		498	682	—	—	498	682	1,180	4	2000	11/17/2021
Entertainment	W. Des Moines	IA		2,560	6,120	—	—	2,560	6,120	8,680	36	2018	11/18/2021
Early Childhood Education	Purcellville	VA		1,632	3,403	—	—	1,632	3,403	5,035	16	2018	11/18/2021
Early Childhood Education	Midlothian	TX		633	1,376	—	46	633	1,422	2,055	9	2009	11/23/2021
Early Childhood Education	Midlothian	TX		840	1,169	—	60	840	1,229	2,069	9	2017	11/23/2021
Grocery	Kenosha	WI		3,663	13,806	—	—	3,663	13,806	17,469	74	2016	11/30/2021
Automotive Service	Ingleside	IL		781	2,145	—	—	781	2,145	2,926	7	1990	12/1/2021
Early Childhood Education	Garner	NC		619	1,612	—	—	619	1,612	2,231	4	2006	12/3/2021
Early Childhood Education	Apex	NC		750	1,068	—	—	750	1,068	1,818	4	2001	12/10/2021
Early Childhood Education	Wilmington	NC		766	2,192	—	—	766	2,192	2,958	6	1998	12/10/2021
Restaurants - Casual Dining	Overland Park	KS		2,441	325	—	—	2,441	325	2,766	3	1991	12/15/2021
Early Childhood Education	Excelsior Springs	MO		190	1,171	—	—	190	1,171	1,361	3	1986	12/15/2021
Early Childhood Education	Kearney	MO		700	2,503	—	—	700	2,503	3,203	6	2006	12/15/2021
Early Childhood Education	Kansas City	MO		385	1,254	—	—	385	1,254	1,639	3	2009	12/15/2021

Description(a)			Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at December 31, 2021(b)(c)			Accumulated Depreciation (d)(e)	Year Constructed	Date Acquired
Tenant Industry	City	State		Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Early Childhood Education	Parkville	MO		$507	$1,354	$—	$—	$507	$1,354	$1,861	$4	2004	12/15/2021
Early Childhood Education	Platte City	MO		194	929	—	—	194	929	1,123	2	2005	12/15/2021
Early Childhood Education	Vandalia	OH		784	809	—	—	784	809	1,593	4	1994	12/15/2021
Automotive Service	Cleveland	MS		313	664	—	—	313	664	977	2	1990	12/17/2021
Automotive Service	Greensville	MS		132	206	—	—	132	206	338	1	1995	12/17/2021
Automotive Service	Greensville	MS		209	111	—	—	209	111	320	1	1990	12/17/2021
Automotive Service	Kosciusko	MS		293	203	—	—	293	203	496	1	N/A	12/17/2021
Automotive Service	Natchez	MS		982	1,931	—	—	982	1,931	2,913	8	1990	12/17/2021
Early Childhood Education	Greensboro	NC		767	872	—	100	767	972	1,739	2	1974	12/17/2021
Pet Care Services	Rockledge	FL		952	—	—	—	952	—	952	—		12/17/2021
Pet Care Services	Missouri City	TX		665	2,645	—	—	665	2,645	3,310	7	2006	12/20/2021
Equipment Rental and Sales	Fort Myers	FL		1,459	435	—	865	1,459	1,300	2,759	4	1973	12/20/2021
Equipment Rental and Sales	Hialeah Gardens	FL		5,406	4,302	—	1,057	5,406	5,359	10,765	11	1983	12/20/2021
Equipment Rental and Sales	Jacksonville	FL		959	336	—	733	959	1,069	2,028	3	1997	12/20/2021
Equipment Rental and Sales	Orlando	FL		4,313	872	—	1,370	4,313	2,242	6,555	9	1971	12/20/2021
Equipment Rental and Sales	Tampa	FL		1,612	3,784	—	1,070	1,612	4,854	6,466	11	1979	12/20/2021
Industrial	Huron	SD		1,250	2,950	—	—	1,250	2,950	4,200	8	1992	12/21/2021
Medical / Dental	Midland	TX		607	3,356	—	—	607	3,356	3,963	8	2015	12/28/2021
Industrial	McGregor	TX		5,350	6,679	—	—	5,350	6,679	12,029	46	2008	12/28/2021
Early Childhood Education	De Pere	WI		609	2,527	—	—	609	2,527	3,136	6	2006	12/29/2021
Early Childhood Education	Howard	WI		539	2,481	—	—	539	2,481	3,020	6	1992	12/29/2021
Automotive Service	Northglenn	CO		1,110	1,676	—	—	1,110	1,676	2,786	6	2014	12/30/2021
Automotive Service	Northglenn	CO		784	2,067	—	—	784	2,067	2,851	6	2016	12/30/2021
Medical / Dental	Kansas City	MO		696	1,165	—	75	696	1,240	1,936	3	2012	12/30/2021
Medical / Dental	Raymore	MO		446	1,128	—	100	446	1,228	1,674	3	2004	12/30/2021
Automotive Service	Aurora	CO		384	918	—	—	384	918	1,302	2	1982	12/30/2021
Automotive Service	Aurora	CO		802	1,816	—	—	802	1,816	2,618	5	1984	12/30/2021
Medical / Dental	Garden City	MI		563	2,640	—	—	563	2,640	3,203	6	1977	12/30/2021
Medical / Dental	Southfield	MI		579	2,616	—	—	579	2,616	3,195	6	1966	12/30/2021
Medical / Dental	Southgate	MI		514	2,646	—	—	514	2,646	3,160	6	1953	12/30/2021
Automotive Service	Mahtomedi	MN		1,026	1,994	—	—	1,026	1,994	3,020	6	2000	12/31/2021
				$994,659	$1,928,219	$9,495	$107,700	$1,004,154	$2,035,919	$3,040,073	$169,126

(a)As of December 31, 2021, the Company had investments in 1,451 single-tenant real estate property locations including 1,315 owned properties and 10 ground lease interests. All or a portion of six of the Company’s owned properties and one property subject to ground lease interests are subject to leases accounted for as direct financing leases and the portions relating to the direct financing leases are excluded from the table above. The Company owns five properties which are accounted for as a loan receivable, as the leases contain purchase options. Initial costs exclude intangible lease assets totaling $76.3 million.
(b)The aggregate cost for federal income tax purposes is $2.7 billion.

(c)The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Balance, beginning of period	$2,260,919	$1,812,961	$1,306,504
Additions
Acquisitions	831,795	527,482	568,680
Improvements	9,459	28,889	3,283
Deductions
Provisions for impairment of real estate	(6,120)	(8,399)	(1,527)
Real estate investments held for sale	(15,434)	(17,058)	(1,211)
Cost of real estate sold	(40,546)	(82,956)	(62,768)
Balance, end of period	$3,040,073	$2,260,919	$1,812,961
(d)The following is a reconciliation of accumulated depreciation for the periods presented:

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Balance, beginning of period	$112,144	$71,445	$37,904
Additions
Depreciation expense	61,172	51,736	36,354
Deductions
Accumulated depreciation associated with real estate sold	(4,190)	(11,037)	(2,813)
Balance, end of period	$169,126	$112,144	$71,445
(e)Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.
(f)Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate or partial land dispositions.

See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2021
(Dollar amounts in thousands)

Description	Interest rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Two Early Childhood Education Centers located in Florida	8.80%	5/8/2039	Interest only	Balloon - $12,000	None	$12,000	$11,893	None
Two Early Childhood Education Centers located in Florida	8.53%	7/15/2039	Interest only	Balloon - $7,300	None	7,300	7,231	None
Two Family Dining Restaurants located in Texas	8.10%	6/30/2059	Principal + Interest	Fully amortizing	None	6,096	6,046	None
Sixty-nine Quick Service Restaurants located in fifteen states	8.16%	8/31/2034	Interest only	Balloon - $28,000	None	28,000	27,997	None
One Early Childhood Education Center located in Florida	8.42%	2/29/2040	Interest only	Balloon - $5,300	None	5,300	5,255	None
Three Convenience Stores located in Minnesota	8.30%	12/10/2022	Interest only	Balloon - $2,324	None	2,324	2,317	None
One Family Dining Restaurant located in Georgia	7.00%	1/25/2023	Interest only	Balloon - $600	None	600	597	None
Seven Automotive Service Centers located in California	6.89%	3/31/2026	Interest only	Balloon - $14,165	None	14,165	14,163	None
Three Convenience Stores located in Minnesota, Iowa, and Wisconsin	8.30%	5/11/2023	Interest only	Balloon - $3,146	None	3,146	3,069	None
Two Casual Dining Restaurants located in Kentucky and Ohio	6.87%	5/31/2036	Interest only	Balloon - $2,520	None	2,520	2,520	None
Eighteen Casual Dining Restaurants located in 6 States	7.51%	5/31/2036	Interest only	Balloon - $30,806	None	30,806	30,635	None
Five Casual Dining Restaurants located in Kansas, Kentucky, and West Virginia	7.51%	5/31/2036	Interest only	Balloon - $9,679	None	9,679	9,547	None
Two Entertainment Centers located in Missouri	7.85%	6/30/2031	Interest only	Balloon - $13,000	None	13,000	12,999	None
Two Convenience Stores located in Iowa	8.29%	6/1/2023	Interest only	Balloon - $2,389	None	2,389	2,328	None
One Entertainment Center located in New Jersey	5.94%	9/30/2051	Principal + Interest	Fully amortizing	None	6,864	6,863	None
Two Indsutrial facilities located in California	7.44%	11/4/2036	Interest only	Balloon - $9,808	None	9,808	9,787	None
Five Car Washes located in Nevada	7.30%	12/31/2036	Interest only	Balloon - $25,714	None	25,714	25,712	None
One Car Wash located in Florida	7.73%	12/29/2036	Interest only	Balloon - $2,470	None	2,470	2,463	None
						$182,181	$181,419

The following shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Balance, beginning of period	$144,048	$87,029	$14,854
Additions:
New mortgage loans	137,356	54,484	92,036
Subsequent funding on existing mortgage loans	—	3,500	—
Deductions:
Collections of principal	(100,179)	(11)	(19,861)
Provision for loan losses	194	(954)	—
Balance, end of period	$181,419	$144,048	$87,029

See accompanying report of independent registered public accounting firm.