Form 10-Q
period 2022-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2022-04-27
CIK 1728951

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
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2022, the registrant had 131,151,693 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,083,007	$1,004,154
Building and improvements	2,130,595	2,035,919
Lease incentives	14,049	13,950
Construction in progress	9,318	8,858
Intangible lease assets	88,137	87,959
Total real estate investments, at cost	3,325,106	3,150,840
Less: accumulated depreciation and amortization	(220,711)	(200,152)
Total real estate investments, net	3,104,395	2,950,688
Loans and direct financing lease receivables, net	223,168	189,287
Real estate investments held for sale, net	14,488	15,434
Net investments	3,342,051	3,155,409
Cash and cash equivalents	14,255	59,758
Straight-line rent receivable, net	64,720	57,990
Derivative assets	17,582	—
Rent receivables, prepaid expenses and other assets, net	27,271	25,638
Total assets (1)	$3,465,879	$3,298,795

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$628,055	$626,983
Senior unsecured notes, net	394,864	394,723
Revolving credit facility	147,000	144,000
Intangible lease liabilities, net	12,507	12,693
Dividend payable	34,333	32,610
Derivative liabilities	495	11,838
Accrued liabilities and other payables	24,715	32,145
Total liabilities (1)	1,241,969	1,254,992
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 131,151,693 and 124,649,053 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,312	1,246
Additional paid-in capital	2,311,918	2,151,088
Distributions in excess of cumulative earnings	(110,706)	(100,982)
Accumulated other comprehensive loss	13,994	(14,786)
Total stockholders' equity	2,216,518	2,036,566
Non-controlling interests	7,392	7,237
Total equity	2,223,910	2,043,803
Total liabilities and equity	$3,465,879	$3,298,795
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of March 31, 2022 and December 31, 2021, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $34.2 million and $32.5 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Revenues:
Rental revenue	$66,112	$45,432
Interest on loans and direct financing lease receivables	3,822	3,105
Other revenue, net	187	15
Total revenues	70,121	48,552

Expenses:
General and administrative	8,063	6,431
Property expenses	1,009	1,414
Depreciation and amortization	20,313	15,646
Provision for impairment of real estate	3,935	5,722
Change in provision for loan losses	60	38
Total expenses	33,380	29,251
Other operating income:
Gain on dispositions of real estate, net	1,658	3,788
Income from operations	38,399	23,089
Other (expense)/income:
Loss on debt extinguishment	(2,138)	—
Interest expense	(9,160)	(7,678)
Interest income	18	20
Income before income tax expense	27,119	15,431
Income tax expense	301	56
Net income	26,818	15,375
Net income attributable to non-controlling interests	(119)	(80)
Net income attributable to stockholders	$26,699	$15,295

Basic weighted average shares outstanding	126,839,258	106,986,308
Basic net income per share	$0.21	$0.14

Diluted weighted average shares outstanding	127,923,499	108,055,741
Diluted net income per share	$0.21	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Net income	$26,818	$15,375
Other comprehensive income:
Unrealized income on cash flow hedges	26,462	15,576
Cash flow hedge losses reclassified to interest expense	2,499	2,447
Total other comprehensive income	28,961	18,023
Comprehensive income	55,779	33,398
Net income attributable to non-controlling interests	(119)	(80)
Adjustment for comprehensive income attributable to non-controlling interests	(181)	90
Comprehensive income attributable to stockholders	$55,479	$33,408
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2021	124,649,053	$1,246	$2,151,088	$(100,982)	$(14,786)	$2,036,566	$7,237	$2,043,803
Common stock issuance	6,382,994	66	159,577	—	—	159,643	—	159,643
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,235)	—	(2,235)	—	(2,235)
Costs related to issuance of common stock	—	—	(1,582)	—	—	(1,582)	—	(1,582)
Other comprehensive income	—	—	—	—	28,780	28,780	181	28,961
Share-based compensation expense	119,646	—	2,835	—	—	2,835	—	2,835
Dividends declared on common stock and OP Units	—	—	—	(34,188)	—	(34,188)	(145)	(34,333)
Net income	—	—	—	26,699	—	26,699	119	26,818
Balance at March 31, 2022	131,151,693	$1,312	$2,311,918	$(110,706)	$13,994	$2,216,518	$7,392	$2,223,910
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2020	106,361,524	$1,064	$1,688,540	$(77,665)	$(37,181)	$1,574,758	$7,190	$1,581,948
Common stock issuance	2,796,805	28	64,900	—	—	64,928	—	64,928
Costs related to issuance of common stock	—	—	(1,188)	—	—	(1,188)	—	(1,188)
Other comprehensive income	—	—	—	—	17,933	17,933	90	18,023
Share-based compensation expense	13,310	—	1,595	—	—	1,595	—	1,595
Dividends declared on common stock and OP Units	—	—	—	(26,265)	—	(26,265)	(133)	(26,398)
Net income	—	—	—	15,295	—	15,295	80	15,375
Balance at March 31, 2021	109,171,639	$1,092	$1,753,847	$(88,635)	$(19,248)	$1,647,056	$7,227	$1,654,283
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$26,818	$15,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,313	15,646
Amortization of lease incentive	281	1,177
Amortization of above/below market leases and right of use assets, net	187	18
Amortization of deferred financing costs and other non-cash interest expense	744	625
Loss on debt extinguishment	2,138	—
Provision for impairment of real estate	3,935	5,722
Change in provision for loan losses	60	38
Gain on dispositions of real estate, net	(1,658)	(3,788)
Straight-line rent receivable	(6,216)	(3,645)
Share-based compensation expense	2,835	1,595
Adjustment to rental revenue for tenant credit	(568)	85
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(1,584)	(2,466)
Accrued liabilities and other payables	(3,177)	(247)
Net cash provided by operating activities	44,108	30,135
Cash flows from investing activities:
Proceeds from sales of real estate, net	18,531	24,257
Principal collections on loans and direct financing lease receivables	10,657	942
Investments in loans receivable	(54,277)	(23,825)
Deposits for prospective real estate investments	(365)	(600)
Investment in real estate, including capital expenditures	(180,316)	(174,685)
Investment in construction in progress	(5,687)	(121)
Lease incentives paid	(108)	(1,312)
Net cash used in investing activities	(211,565)	(175,344)
Cash flows from financing activities:
Repayments of secured borrowings	—	(1,002)
Borrowings under revolving credit facility	148,000	120,000
Repayments under revolving credit facility	(145,000)	—
Proceeds from issuance of common stock, net	158,338	64,928
Payments for taxes related to net settlement of equity awards	(2,235)	—
Payment of debt extinguishment costs	(467)	—
Deferred financing costs	(4,045)	—
Offering costs	(27)	(1,188)
Dividends paid	(32,610)	(25,703)
Net cash provided by financing activities	121,954	157,035
Net (decrease) increase in cash and cash equivalents and restricted cash	(45,503)	11,826
Cash and cash equivalents and restricted cash, beginning of period	59,758	32,990
Cash and cash equivalents and restricted cash, end of period	$14,255	$44,816
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$14,255	$42,842
Restricted cash	—	1,974
Cash and cash equivalents and restricted cash, end of period	$14,255	$44,816
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,430	$6,350
Cash paid for income taxes	100	242

Non-cash operating, investing and financing activities:
Reclassification from construction in progress upon project completion	$5,332	$—
Non-cash investments in real estate and loan receivable activity	9,679	960
Unrealized gains on cash flow hedges	(1,427)	(29,344)
Accrued deferred debt restructuring costs	191	—
Discounts and fees on capital raised through issuance of common stock	1,305	1,188
Dividends declared	34,333	26,398
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
March 31, 2022
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. For much of 2020, the global spread of COVID-19 created significant uncertainty and economic disruption, which appears to have moderated over the course of 2021 and into 2022. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and variants of the virus, such as Delta and Omicron, and vaccine hesitancy in certain areas could erode the progress that has been made against the virus, or exacerbate or prolong the impact of the pandemic. Conditions similar to those experienced in 2020, at the height of the pandemic, could return should the vaccines prove ineffective against future variants of the virus. Should the impact of a variant of the virus cause conditions to occur that are similar to those experienced in 2020, increased uncertainty and instability in the macro-economic environment could occur and government restrictions could force the Company’s tenants' businesses to shut-down or limit their operations, which would adversely impact the Company’s operations, its financial condition, liquidity, and prospects. Further, the extent and duration of any such conditions cannot be predicted with any reasonable certainty.
The Company continues to closely monitor the impact of COVID-19 on all aspects of its business, including its portfolio and the creditworthiness of its tenants. In 2020, the Company entered into deferral agreements with certain of its tenants and recognized contractual base rent pursuant to these agreements as a component of rental revenue in its consolidated statements of operations for 2020. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allowed a tenant to defer all or a portion of their rent for a portion of 2020, with all of the deferred rent to be paid to the Company pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. While the Company’s tenants' businesses and operations have largely returned to pre-pandemic levels, any new developments that cause a deterioration, or further deterioration, in the Company's tenants’ ability to operate their businesses, or delays in the supply of products or services to the Company's tenants from vendors required to operate their businesses, may cause the Company's tenants to be unable or unwilling to meet their contractual obligations to the Company, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this would increase if variants of COVID-19, such as the Delta variant, intensify or persist for a prolonged period. Additionally, the Company does not yet know whether COVID-19 has caused a material secular change in consumer behavior that may reduce patronage of service-based and/or experience-based businesses, but should changes occur that are material, many of the Company's tenants would be adversely affected and their ability to meet their obligations to the Company could be further impaired. During the deferral period, these agreements reduced the Company's cash flow from operations, reduced its cash available for distribution and adversely affected its ability to make cash distributions to common stockholders. Furthermore, if tenants are unable to repay their deferred rent, the Company will not receive cash in the future in accordance with its expectations.

2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2022 and December 31, 2021, the Company, directly and indirectly, held a 99.6% and 99.5% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Depreciation on real estate investments	$18,555	$13,739
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
If and when an investment in direct financing lease receivables is identified for impairment evaluation, the Company will apply the guidance in both ASC 310, Receivables (“ASC 310”) and ASC 842. Under ASC 310, the lease receivable portion of the net investment in a direct financing lease receivable is evaluated for impairment when it becomes probable the Company, as the lessor, will be unable to collect all rental payments associated with the Company’s investment in the direct financing lease receivable. Under ASC 842, the Company reviews the estimated non-guaranteed residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, the Company determines whether the decline in estimated non-guaranteed residual value is other than temporary. If a decline is judged to be other than temporary, the accounting for the transaction is revised using the changed estimate and the resulting reduction in the net investment in direct financing lease receivables is recognized by the Company as a loss in the period in which the estimate is changed. As of March 31, 2022 and December 31, 2021, the Company determined that none of its direct financing lease receivables were impaired.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Provision for impairment of real estate	$3,935	$5,722
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
As of March 31, 2022 and December 31, 2021, the Company had deposits of $14.3 million and $59.8 million, respectively, of which $14.0 million and $59.5 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
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
Financing costs related to the issuance of the Company’s 2024 Term Loan, the 2027 Term Loan and the 2031 Notes (each as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income in the consolidated statements of comprehensive income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings. If the Company elects not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any change in the fair value of such derivative instruments would be recognized immediately as a gain or loss on derivative instruments in the consolidated statements of operations.
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

	Three months ended March 31,
(in thousands)	2022	2021
Contingent rent	$156	$169

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
The Company recorded the following adjustments as increases to or reductions of rental revenue for tenant credit during the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Adjustment to rental revenue for tenant credit	$568	$(85)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of March 31, 2022 and December 31, 2021, the Company capitalized a total of $80.9 million and $79.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of March 31, 2022 and December 31, 2021, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2022 and 2021, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of March 31, 2022 or December 31, 2021. The 2021, 2020, 2019 and 2018 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.

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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollar amounts in thousands)	March 31, 2022	December 31, 2021
Number of VIEs	24	23
Aggregate carrying value	$177,025	$140,851
The Company was not the primary beneficiary of any of these entities because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of March 31, 2022 and December 31, 2021. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of March 31, 2022 and December 31, 2021.
Recent Accounting Developments
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
3. Investments
The following table presents information about the number of properties or investments in the Company’s real estate investment portfolio as of each date presented:

	March 31, 2022	December 31, 2021
Owned properties (1)	1,361	1,315
Properties securing investments in mortgage loans (2)	174	126
Ground lease interests (3)	10	10
Total number of investments	1,545	1,451
_____________________________________
(1)Includes 11 properties which are subject to leases accounted for as direct financing leases or loans as of March 31, 2022 and December 31, 2021.
(2)Properties secure 20 and 17 mortgage loans receivable as of March 31, 2022 and December 31, 2021, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of March 31, 2022 and December 31, 2021.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	March 31, 2022	December 31, 2021
Real estate investments, at cost	$3,325,106	$3,150,840
Loans and direct financing lease receivables, net	223,168	189,287
Real estate investments held for sale, net	14,488	15,434
Total gross investments	$3,562,762	$3,355,561
Investments in 2022 and 2021
The following table presents information about the Company’s investment activity during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Ownership type	Fee Interest	Fee Interest
Number of properties	47	63

Purchase price allocation
Land and improvements	$83,342	$52,126
Building and improvements	97,178	115,904
Construction in progress (1)	5,687	121
Intangible lease assets	—	3,510
Total purchase price	186,207	171,661

Intangible lease liabilities	—	(41)
Purchase price (including acquisition costs)	$186,207	$171,620
_____________________________________
(1)Represents amounts incurred at and subsequent to acquisition and includes $0.1 million and $20,000 of capitalized interest expense for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Company did not have any investments that individually represented more than 5% of the Company’s total investment activity.

Gross Investment Activity
During the three months ended March 31, 2022 and 2021, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2021	1,181	$2,528,673
Acquisitions of and additions to real estate investments	63	177,023
Sales of investments in real estate	(16)	(23,297)
Relinquishment of properties at end of ground lease term	—	—
Provisions for impairment of real estate (1)		(5,722)
Investments in loans receivable	13	23,825
Principal collections on and settlements of loans and direct financing lease receivables	(1)	(942)
Other		(126)
Gross investments, March 31, 2021		2,699,434
Less: Accumulated depreciation and amortization (2)		(150,835)
Net investments, March 31, 2021	1,240	$2,548,599

Gross investments, January 1, 2022	1,451	$3,355,561
Acquisitions of and additions to real estate investments	47	195,790
Sales of investments in real estate	(6)	(18,531)
Provisions for impairment of real estate (3)		(3,935)
Investments in loans receivable	58	54,277
Principal collections on and settlements of loans and direct financing lease receivables	(5)	(20,336)
Other		(64)
Gross investments, March 31, 2022		3,562,762
Less: Accumulated depreciation and amortization (2)		(220,711)
Net investments, March 31, 2022	1,545	$3,342,051
_____________________________________
(1)During the three months ended March 31, 2021, the Company identified and recorded provisions for impairment at two vacant properties and seven tenanted properties.
(2)Includes $189.7 million and $126.5 million of accumulated depreciation as of March 31, 2022 and 2021, respectively.
(3)During the three months ended March 31, 2022, the Company identified and recorded provisions for impairment on four tenanted properties.

Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of March 31, 2022 and December 31, 2021, the Company had 24 and 22 loans receivable outstanding with an aggregate carrying amount of $221.8 million and $187.8 million, respectively. The maximum amount of loss due to credit risk is our current principal balance of $221.8 million as of March 31, 2022.

The Company’s loans receivable portfolio as of March 31, 2022 and December 31, 2021 are summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	March 31, 2022	December 31, 2021
Mortgage (2)(3)	I/O	2	8.80%	8.10%	2039	$12,000	$12,000
Mortgage (3)	P+I	2	8.10%	8.10%	2059	6,096	6,096
Mortgage (2)	I/O	2	8.53%	7.80%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	28,000	28,000
Mortgage (2)	I/O	1	8.42%	7.70%	2040	5,300	5,300
Mortgage (2)	I/O	3	8.30%	8.25%	2022	2,324	2,324
Mortgage (2)	I/O	1	7.00%	7.00%	2023	600	600
Mortgage (2)	I/O	5	6.89%	6.75%	2026	8,820	14,165
Mortgage (2)	I/O	3	8.30%	8.25%	2023	3,146	3,146
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	15	7.51%	7.00%	2036	25,541	30,806
Mortgage (2)	I/O	—	7.51%	7.00%	2036	—	9,679
Mortgage (2)	I/O	2	7.85%	7.50%	2031	13,000	13,000
Mortgage (2)	I/O	2	8.29%	8.25%	2023	2,389	2,389
Mortgage (2)	I/O	1	5.72%	8.00%	2052	9,096	6,864
Mortgage (2)	I/O	2	7.44%	0.071	2036	9,808	9,808
Mortgage (2)	I/O	5	7.30%	0.068	2036	25,714	25,714
Mortgage (2)	I/O	1	7.73%	0.072	2036	2,470	2,470
Mortgage (2)	I/O	1	8.00%	8.00%	2023	1,754	—
Mortgage (2)	I/O	56	6.80%	7.00%	2027	46,721	—
Mortgage (2)	I/O	1	6.99%	7.20%	2037	3,600	—
Leasehold interest	P+I	2	10.69%	(4)	2039	1,435	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	1,037	1,055
Leasehold interest	P+I	1	2.41%	(5)	2034	1,539	1,560
Leasehold interest	P+I	1	4.97%	(5)	2038	1,552	1,562
Net investment						$221,762	$187,793
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
Scheduled principal payments due to be received under the Company’s loans receivable as of March 31, 2022 were as follows:

(in thousands)	Future Principal Payments Due
April 1 - December 31, 2022	$2,491
2023	8,125
2024	251
2025	267
2026	9,105
Thereafter	201,523
Total	$221,762

As of March 31, 2022 and December 31, 2021, the Company had $2.3 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Minimum lease payments receivable	$3,052	$3,189
Estimated unguaranteed residual value of leased assets	270	270
Unearned income from leased assets	(1,042)	(1,150)
Net investment	$2,280	$2,309
Scheduled future minimum non-cancelable base rental payments due to be received under the Company's direct financing lease receivables as of March 31, 2022 were as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1 - December 31, 2022	$239
2023	321
2024	283
2025	254
2026	243
Thereafter	1,712
Total	$3,052
Allowance for Loan Losses
The Company utilizes a real estate loss estimate model (i.e. a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses. As of March 31, 2022, the balance of the Company's allowance for loan losses was $0.9 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.
For the three months ended March 31, 2022 and 2021, the changes to the Company's allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at January 1, 2021	$1,018
Current period provision for expected credit losses	38
Write-offs charged	—
Recoveries	—
Balance at March 31, 2021	$1,056

Balance at January 1, 2022	$814
Current period provision for expected credit losses	60
Write-offs charged	—
Recoveries	—
Balance at March 31, 2022	$874

The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of March 31, 2022:

	Amortized Cost Basis by Origination Year						Total Amortized Cost Basis
(in thousands)	2022	2021	2020	2019	2018	Prior
LTV <60%	$—	$9,096	$—	$28,000	$—	$1,788	$38,884
LTV 60%-70%	—	50,055	—	—	—	—	50,055
LTV >70%	52,075	43,889	10,781	27,871	—	487	135,103
	$52,075	$103,040	$10,781	$55,871	$—	$2,275	$224,042
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2022 and 2021.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2021	8	$17,058	$—	$17,058
Transfers to held for sale classification	—	—	—	—
Sales	(4)	(3,168)	—	(3,168)
Transfers to held and used classification	(4)	(13,890)	—	(13,890)
Held for sale balance, March 31, 2021	—	$—	$—	$—

Held for sale balance, January 1, 2022	9	$15,434	$—	$15,434
Transfers to held for sale classification	1	4,979	—	4,979
Sales	(4)	(5,925)	—	(5,925)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2022	6	$14,488	$—	$14,488
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2022 or 2021 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.

The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended March 31,
State	2022	2021
Texas	13.3%	13.3%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$76,433	$26,426	$50,007	$76,255	$24,540	$51,715
Intangible market lease assets	11,704	4,596	7,108	11,704	4,409	7,295
Total intangible assets	$88,137	$31,022	$57,115	$87,959	$28,949	$59,010

Intangible market lease liabilities	$15,948	$3,441	$12,507	$15,948	$3,255	$12,693
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2022, by category and in total, were as follows:

Years Remaining
In-place leases	9.0
Intangible market lease assets	12.0
Total intangible assets	9.4

Intangible market lease liabilities	8.9
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Amortization of in-place leases (1)	$1,705	$1,638
Amortization (accretion) of market lease intangibles, net (2)	1	18
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(88)	(90)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.

The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
April 1 - December 31, 2022	$5,053
2023	6,333
2024	5,653
2025	4,403
2026	4,080
Thereafter	24,485
Total	$50,007
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
April 1 - December 31, 2022	$(557)	$616	$59
2023	(712)	717	5
2024	(679)	784	105
2025	(671)	820	149
2026	(661)	720	59
Thereafter	(3,828)	8,850	5,022
Total	$(7,108)	$12,507	$5,399
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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2022 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
April 1 - December 31, 2022	$195,013
2023	263,592
2024	265,310
2025	264,622
2026	265,512
Thereafter	2,823,624
Total	$4,077,673

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
The fixed and variable components of lease revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Fixed lease revenues	$65,113	$46,089
Variable lease revenues (1)	660	623
Total lease revenues (2)	$65,773	$46,712
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of March 31, 2022, the Company’s right of use ("ROU") assets and lease liabilities were $7.3 million and $9.2 million, respectively. As of December 31, 2021, the Company’s ROU assets and lease liabilities were $7.4 million and $9.4 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	21.7	21.5
Weighted average discount rate	6.07%	6.08%
Upon adoption of ASC 842 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021.

The following table sets forth the details of rent expense for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Fixed rent expense - ground leases	$240	$239
Fixed rent expense - office and equipment leases	128	128
Variable rent expense	—	—
Total rent expense	$368	$367
As of March 31, 2022, future lease payments due over the next five years and thereafter from the Company under the ground, office and equipment leases where the Company is directly responsible for payment and under the ground leases where the Company’s tenants are directly responsible for payment were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
April 1 - December 31, 2022	$388	$116	$608	$1,112
2023	525	131	485	1,141
2024	531	24	436	991
2025	538	—	356	894
2026	—	—	356	356
Thereafter	—	—	14,206	14,206
Total	$1,982	$271	$16,447	18,700
Present value discount				(9,491)
Lease liabilities				$9,209
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of March 31, 2022 and December 31, 2021:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	1.4%	1.3%
2027 Term Loan	February 2027	430,000	430,000	1.4%	1.6%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	147,000	144,000	1.4%	1.3%
Total principal outstanding		$1,177,000	$1,174,000	1.9%	2.0%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of March 31, 2022:

(in thousands)	2024 Term Loan	2027 Term Loan	Senior Unsecured Notes	Revolving Credit Facility	Total
April 1 - December 31, 2022	$—	$—	$—	$—	$—
2023	—	—	—	—	—
2024	200,000	—	—	—	200,000
2025	—	—	—	—	—
2026	—	—	—	147,000	147,000
Thereafter	—	430,000	400,000	—	830,000
Total	$200,000	$430,000	$400,000	$147,000	$1,177,000
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its outstanding indebtedness as of March 31, 2022 or December 31, 2021.
Revolving Credit Facility and 2024 Term Loan
In April 2019, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the Company’s previous $300.0 million revolving credit facility (the “2018 Credit Facility”) to increase the maximum aggregate initial original principal amount of the revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “2024 Term Loan”). The full amount available under the 2024 Term Loan was borrowed in May 2019.
In February 2022, the Company entered into an amendment to the Amended Credit Agreement (as so amended, the "Credit Agreement") and, pursuant to such amendment, among other things, the availability of extensions of credit under the Revolving Credit Facility was increased to $600.0 million, the accordion feature was increased to $600.0 million, the borrowing base limitation on borrowings thereunder was removed, the leverage-based margin applicable to borrowings under the Revolving Credit Facility was reduced, the LIBOR reference rate was replaced with reference to the Adjusted Term SOFR rate, consistent with market practice, and the composition and extent of lender participation under the Revolving Credit Facility was changed. In connection with this amendment, the Company recorded a $0.1 million loss on debt extinguishment related to the write-off of certain deferred financing costs on the Revolving Credit Facility.
Prior to the February 2022 amendment, the Revolving Credit Facility had a term of four years from April 12, 2019, with an extension option of up to six months exercisable by the Operating Partnership, subject to certain conditions, and the 2024 Term Loan matures on April 12, 2024. The loans under each of the Revolving Credit Facility and the 2024 Term Loan initially bore interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varied between the Revolving Credit Facility and the 2024 Term Loan). The applicable LIBOR was the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin was initially a spread set according to a leverage-based pricing grid.
Following the February 2022 amendment, the Revolving Credit Facility is scheduled to mature on February 10, 2026, with two extension options of six-months each, exercisable by the Operating Partnership subject to the satisfaction of certain conditions. The 2024 Term Loan continues to mature on April 12, 2024. The loans under each of the Revolving Credit Facility and the 2024 Term Loan initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the 2024 Term Loan). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are initially a spread and rate, as applicable, set according to a leverage-based pricing grid. At the Operating Partnership's election, on and after receipt of an investment grade corporate credit rating from S&P, Moody's or Fitch, the applicable margin and the revolving facility fee rate will be a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch.

Each of the Revolving Credit Facility and the 2024 Term Loan is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions exceeds the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the 2024 Term Loan cannot be reborrowed. The Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $600.0 million.
The Operating Partnership is the borrower under the Credit Agreement, and the Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement.
Under the terms of the Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.
The Credit Agreement restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Code. The Credit Agreement contains customary affirmative and negative covenants that, among other things and subject to exceptions, limit or restrict the Company's ability to incur indebtedness and liens, consummate mergers or other fundamental changes, dispose of assets, make certain restricted payments, make certain investments, modify its organizational documents, transact with affiliates, change its fiscal periods, provide negative pledge clauses, make subsidiary distributions, enter into certain new lines of business or engage in certain activities, and fail to meet the requirements for taxation as a REIT.
The following table presents information about the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Balance on January 1,	$144,000	$18,000
Borrowings	148,000	120,000
Repayments	(145,000)	—
Balance on March 31,	$147,000	$138,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Interest expense	$834	$395
Amortization of deferred financing costs	318	291
Total	$1,152	$686
Total deferred financing costs, net, of $4.6 million and $1.4 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, the Company had $453.0 million and $256.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
2027 Term Loan
On November 26, 2019, the Company, through the Operating Partnership, entered into a new $430 million term loan (the “2027 Term Loan”) with a group of lenders. The 2027 Term Loan provides for term loans to be drawn up to an aggregate amount of $430 million and had an initial maturity of November 26, 2026. The Company borrowed the entire $430.0 million available under the 2027 Term Loan in separate draws in December 2019 and March 2020.

In February 2022, the Company entered into an amendment to the 2027 Term Loan to, among other things, reduce the leverage-based margin applicable to borrowings, extend the maturity of the 2027 Term Loan to February 18, 2027, replace the LIBOR reference rate with reference to the Adjusted Term SOFR rate, consistent with market practice, and change the composition and extent of lender participation under the 2027 Term Loan. In connection with this amendment, the Company recorded a $2.1 million loss on debt extinguishment related to fees and the write-off of certain deferred financing costs on the 2027 Term Loan.
Prior to its amendment in February 2022, borrowings under the 2027 Term Loan bore interest at an annual rate of applicable LIBOR plus the applicable margin. Following this amendment, the 2027 Term Loan bears interest at an annual rate of applicable Adjusted Term SOFR plus an applicable margin. The applicable LIBOR/Adjusted Term SOFR is the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At the Operating Partnership’s irrevocable election, on and after receipt of an investment grade corporate credit rating from S&P, Moody’s or Fitch, the applicable margin will be a spread set according to the Company’s corporate credit ratings provided by S&P, Moody’s and/or Fitch.
The 2027 Term Loan is pre-payable at any time by the Operating Partnership (as borrower) without penalty. The Operating Partnership may not re-borrow amounts paid down on the 2027 Term Loan. The 2027 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
The Operating Partnership is the borrower under the 2027 Term Loan, and the Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.
Additionally, the 2027 Term Loan restricts the Company’s ability to pay distributions to its stockholders under certain circumstances. However, the Company may make distributions to the extent necessary to maintain its qualification as a REIT under the Code. The facility contains certain covenants that, subject to exceptions, limit or restrict the Company’s incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.
The following table presents information about aggregate interest expense related to the 2024 Term Loan and 2027 Term Loan:

	Three months ended March 31,
(in thousands)	2022	2021
Interest expense	$2,341	$2,421
Amortization of deferred financing costs	167	178
Total	$2,508	$2,599
Total deferred financing costs, net, of $1.9 million and $3.0 million related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
The Company fixed the interest rates on its variable-rate term loan debt through the use of interest rate swap agreements. See Note 6—Derivative and Hedging Activities for additional information.
Senior Unsecured Notes
In June 2021, through its Operating Partnership, the Company completed a public offering of $400.0 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. The 2031 Notes were issued by the Operating Partnership, and the obligations of the Operating Partnership under the 2031 Notes are fully and unconditionally guaranteed on a senior basis by the Company. The 2031 Notes were issued at 99.8% of their principal amount. In connection with the offering of the 2031 Notes, the Operating Partnership incurred $4.7 million in deferred financing costs and an offering discount of $0.8 million.

The following is a summary of the senior unsecured notes outstanding as of March 31, 2022 and December 31, 2021:

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
The Company's senior unsecured notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership's option, at a redemption price equal to the sum of:
•100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date; and
•a make-whole premium calculated in accordance with the indenture governing the notes.
The following table presents information about interest expense related to the senior unsecured notes:

	Three months ended March 31,
(in thousands)	2022	2021
Interest expense	$2,927	$—
Amortization of deferred financing costs and original issue discount	141	—
Total	$3,068	$—
Total deferred financing costs, net, of $4.4 million and $4.5 million related to the senior unsecured notes are included within Senior unsecured notes, net on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
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
The following table presents information about interest expense related to the Master Trust Funding Program:

	Three months ended March 31,
(in thousands)	2022	2021
Interest expense	$—	$1,811
Amortization of deferred financing costs	—	156
Total	$—	$1,967
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $0.2 million will be reclassified from accumulated other comprehensive income as an decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of March 31, 2022, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments (1)	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	Fair value of Asset/(Liability)
					March 31, 2022	December 31, 2021
Interest Rate Swap	2.06%	05/14/2019	04/12/2024	$100,000	$534	$(2,747)
Interest Rate Swap	2.06%	05/14/2019	04/12/2024	50,000	268	(1,374)
Interest Rate Swap	2.07%	05/14/2019	04/12/2024	50,000	263	(1,377)
Interest Rate Swap	1.61%	12/09/2019	11/26/2026	175,000	5,724	(3,444)
Interest Rate Swap	1.61%	12/09/2019	11/26/2026	50,000	1,635	(996)
Interest Rate Swap	1.60%	12/09/2019	11/26/2026	25,000	826	(481)
Interest Rate Swap	1.36%	07/09/2020	11/26/2026	100,000	4,349	(790)
Interest Rate Swap	1.36%	07/09/2020	11/26/2026	80,000	3,488	(629)
				$630,000	$17,087	$(11,838)
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
In May 2021, in anticipation of issuing the 2031 Notes (which was completed in June 2021), the Company entered into a treasury rate lock agreement which was designated as a cash flow hedge associated with $330.0 million of principal. In June 2021, in connection with issuing the 2031 Notes, the agreement was settled in accordance with its terms. The Company recorded a deferred loss of $4.8 million from the settlement of this treasury rate lock agreement, which was recognized as a component of other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income.
The following table presents amounts recorded to accumulated other comprehensive income/loss related to derivative and hedging activities for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Accumulated other comprehensive income (loss)	$28,961	$18,023
As of March 31, 2022, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $17.6 million. As of December 31, 2021, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $38.9 million. As of March 31, 2022, there was $17.1 million of derivatives in a net asset position and, as of December 31, 2021, there were no derivatives in a net asset position.
During the three months ended March 31, 2022 and 2021, the Company recorded a loss on the change in fair value of its interest rate swaps of $2.5 million and $2.4 million, respectively, which was included in interest expense in the Company's consolidated statements of operations.
As of March 31, 2022 and December 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $17.3 million and $11.9 million as of March 31, 2022 and December 31, 2021, respectively.
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
As of March 31, 2022, the Company issued common stock with an aggregate gross sales price of $348.1 million under the 2021 ATM Program and could issue additional common stock with an aggregate gross sales price of up to $1.9 million under the 2021 ATM Program. As the context requires, the 2021 ATM Program, the 2020 ATM Program and prior ATM programs are referred to herein as the “ATM Program."
The following table details information related to activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended March 31,
	2022	2021
Shares of common stock sold	6,382,994	2,796,805
Weighted average sale price per share	$25.01	$23.22
Gross proceeds	$159,641	$64,928
Net proceeds	$158,059	$63,891
Dividends on Common Stock
During the three months ended March 31, 2022 and 2021, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
March 14, 2022	March 31, 2022	April 13, 2022	$0.26	$34,188
March 5, 2021	March 31, 2021	April 15, 2021	$0.24	$26,265
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
As of March 31, 2022, the Company held 131,151,693 OP Units, representing a 99.6% limited partner interest in the Operating Partnership. As of the same date, former members of EPRT Holdings, LLC (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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
The following table presents information about the Company’s restricted stock awards ("RSAs"), and restricted stock units ("RSUs") during the three months ended March 31, 2022 and 2021:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2021	240,598	$13.73	321,602	$25.27
Granted	—	—	196,921	32.37
Vested	(9,865)	14.12	(19,614)	23.17
Forfeited	—	—	—	—
Unvested, March 31, 2021	230,733	$13.71	498,909	$28.15

Unvested, January 1, 2022	18,904	$14.12	454,692	$29.39
Granted	—	—	568,706	27.31
Vested	(9,865)	14.12	(200,427)	24.46
Forfeited	—	—	—	—
Unvested, March 31, 2022	9,039	$14.12	822,971	$29.15
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
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Compensation cost recognized in general and administrative expense	$32	$759
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	2	55
Fair value of shares vested during the period	139	139

The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Total unrecognized compensation cost	$98	$130
Weighted average period over which compensation cost will be recognized (in years)	0.8	1.0
Restricted Stock Units
In 2019, 2020, 2021 and 2022 the Company issued target grants of 119,085, 84,684, 126,353, and 149,699 performance-based RSUs, respectively, to the Company’s senior management team under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting is calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2022	2021	2020
Volatility	54%	55%	20%
Risk free rate	1.68%	0.20%	1.61%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the performance period of the award. In January 2022, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs granted in 2019 and concluded that 78,801 RSUs should be awarded. 50% of these RSUs vested immediately and the remaining 50% vest on December 31, 2022, subject to the recipient's continued provision of service to the Company through such date. During the three months ended March 31, 2022, the Company recorded $1.3 million of compensation expense with respect to these performance-based RSUs granted in 2019. As of March 31, 2022, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2020, 2021 and 2022. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the three months ended March 31, 2022 and 2021.
In 2020, 2021, and three months ended March 31, 2022, the Company issued an aggregate of 157,943, 118,921, and 161,152 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plan. These RSUs vest based on the compound annual growth rate of the Company's adjusted funds from operations ("AFFO CAGR") over a five year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of March 31, 2022, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded $0.2 million of compensation expense based off of this estimate during the three months ended March 31, 2022.

A portion of the RSUs that vested in 2022 and 2021 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Compensation cost recognized in general and administrative expense	$2,804	$836
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	88	64
Fair value of units vested during the period	4,903	454
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Total unrecognized compensation cost	$19,453	$7,735
Weighted average period over which compensation cost will be recognized (in years)	3.4	2.3
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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended March 31,
(dollar amounts in thousands)	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$26,818	$15,375
Less: net income attributable to non-controlling interests	(119)	(80)
Less: net income allocated to unvested restricted common stock and RSUs	(90)	(119)
Net income available for common stockholders: basic	26,609	15,176
Net income attributable to non-controlling interests	119	80
Net income available for common stockholders: diluted	$26,728	$15,256

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	126,849,066	107,217,918
Less: weighted average number of shares of unvested restricted common stock	(9,808)	(231,610)
Weighted average shares outstanding used in basic net income per share	126,839,258	106,986,308
Effects of dilutive securities: (1)
OP Units	553,847	553,847
Unvested restricted common stock and RSUs	530,394	515,586
Weighted average shares outstanding used in diluted net income per share	127,923,499	108,055,741
_____________________________________
(1)The three months ended March 31, 2022 and 2021 exclude the impact of 258,712 and 100,663 unvested restricted stock units, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of March 31, 2022, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $71.5 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of March 31, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
Defined Contribution Retirement Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Code (the “401(k) Plan”). The 401(k) Plan is available to all of the Company’s full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 6% of eligible compensation contributed by participants, which vests immediately.

The following table presents the matching contributions made by the Company for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
401(k) matching contributions	$170	$91
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2022 and December 31, 2021. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within rent receivables, prepaid expenses and other assets, net, dividends payable and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying value approximates fair value on the consolidated balance sheets.
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
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2024 Term Loan and the 2027 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2024 Term Loan and the 2027 Term Loan as of March 31, 2022 and December 31, 2021 approximate fair value.
The estimated fair value of the Company's indebtedness under its senior unsecured notes has been based primarily on quoted prices in active markets that the Company has the ability to access at the measurement date. The measurement is classified as Level 1 within the fair value hierarchy. As of March 31, 2022, the Company's senior unsecured notes had an aggregate carrying value of $400 million (excluding the net deferred financing cost of $4.4 million and net discount of $0.7 million) and an estimated value of $351.3 million. As of December 31, 2021, the Company's senior unsecured notes had an aggregate carrying value of $400 million (excluding the net deferred financing cost of $4.5 million and net discount of $0.8 million) and an estimated fair value of $400.6 million.
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative financial instruments. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of March 31, 2022 and December 31, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the Company estimated the fair value of its interest rate swap contracts to be a $17.1 million asset and a $11.8 million liability, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of March 31, 2022. The Company did not record any impairment and therefore did not make any real estate fair value estimates as of December 31, 2021.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Non-financial assets:
Long-lived assets	$3,303	$3,303	$—	$—	$3,303
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

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Convenience Store - Pasadena, TX	$1,363	Discounted cash flow approach	Terminal Value:8.00% Discount Rate:8.50%
Convenience Store - Houston, TX	685	Discounted cash flow approach	Terminal Value:8.00% Discount Rate:8.50%
Convenience Store - Prairie View, TX	593	Discounted cash flow approach	Terminal Value:8.00% Discount Rate:8.50%
Quick Service - Louisville, KY	663	Discounted cash flow approach	Terminal Value:8.00% Discount Rate:8.50%
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after March 31, 2022 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Acquisition and Disposition Activity
Subsequent to March 31, 2022, the Company invested in 5 real estate properties for an aggregate investment amount (including acquisition-related costs) of $6.6 million and invested $4.9 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs. In addition, the Company invested $5.2 million in mortgage loans receivable subsequent to March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this Quarterly Report on Form 10-Q, we refer to Essential Properties Realty Trust, Inc., a Maryland corporation, together with its consolidated subsidiaries, including its operating partnership, Essential Properties, L.P., as “we,” “us,” “our” or the “Company,” unless we specifically state otherwise or the context otherwise requires.
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
•any adverse impact of the COVID-19 pandemic or other similar outbreaks on the Company and its tenants; and
•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
-Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate properties where a tenant conducts activities that are essential to the generation of the tenant’s sales and profits. As of March 31, 2022, 92.9% of our $257.9 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on March 31, 2022 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of March 31, 2022, we had a portfolio of 1,545 properties (inclusive of 174 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $257.9 million and was 100.0% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of March 31, 2022, our portfolio was 100.0% occupied by 323 tenants operating 461 different brands, or concepts, in 16 industries across 46 states, with none of our tenants contributing more than 3.3% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of March 31, 2022, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with 4.9% of our annualized base rent attributable to leases expiring prior to January 1, 2027. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Master Leases. As of March 31, 2022, 62.1% of our annualized base rent was attributable to master leases.
Rent Coverage Ratio and Tenant Financial Reporting. As of March 31, 2022, our portfolio’s weighted average rent coverage ratio was 3.8x, and 98.6% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting.
Contractual Base Rent Escalation. As of March 31, 2022, 97.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.5% per year.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form.

During the three months ended March 31, 2022, approximately 100.0% of our investments were sale-leaseback transactions.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of March 31, 2022, our average investment per property was $2.3 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce businesses. Our properties are generally subject to long-term net leases that we believe provide us with a stable base of revenue from which to grow our business. As of March 31, 2022, we had a portfolio of 1,545 properties, with annualized base rent of $257.9 million. These properties were carefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 323 tenants operating 461 different concepts across 46 states and 16 industries. None of our tenants contributed more than 3.3% of our annualized base rent as of March 31, 2022, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of its annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of March 31, 2022, 92.9% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
•We believe that our portfolio’s diversity and our rigorous and disciplined underwriting decrease the impact on us of an adverse event affecting a specific tenant, industry or region, and our focus on leasing to tenants in industries that we believe are well-positioned to withstand competition from e-commerce businesses increases the stability and predictability of our rental revenue.
Experienced and Proven Management Team. Our senior management has significant experience in the net-lease industry and a track record of growing net-lease businesses to significant scale.
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of March 31, 2022, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 84.6% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 85.7% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

Differentiated Investment Strategy. We seek to acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to unrated middle- market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into lease agreements that provide us with attractive risk-adjusted returns. Furthermore, many net-lease transactions with middle- market companies involve properties that are individually relatively small, which allows us to avoid concentrating a large amount of capital in individual properties. We maintain close relationships with our tenants, which we believe allows us to source additional investments and become the capital provider of choice as our tenants’ businesses grow and their real estate needs increase.
Asset Base Allows for Significant Growth. Building on our senior leadership team’s experience of more than 20 years in net-lease real estate investing, we have developed leading origination, underwriting, financing and property management capabilities. Our platform is scalable, and we seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk- adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. With our smaller asset base relative to other peers that also focus on acquiring net leased real estate, we believe that we can achieve superior growth through manageable investment volume.
Disciplined Underwriting Leading to Strong Portfolio Characteristics. We generally seek to invest in single assets or portfolios of assets through transactions which range in an aggregate purchase price from $2 million to $50 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks.
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of March 31, 2022, leases contributing 98.6% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.8% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
Our Business and Growth Strategies
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We intend to pursue our objective through the following business and growth strategies.
Structure and Manage Our Diverse Portfolio with Focused and Disciplined Underwriting and Risk Management. We seek to maintain the stability of our rental revenue and maximize the long-term return on our investments while continuing our growth by using our focused and disciplined underwriting and risk management expertise. When underwriting assets, we focus on commercially desirable properties, with strong operating performance, healthy rent coverage ratios and tenants with attractive credit characteristics.
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

•Diversification. We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a scaled portfolio that, over time, will (1) derive no more than 5% of its annualized base rent from any single tenant or more than 1% of its annualized base rent from any single property, (2) be primarily leased to tenants operating in service-oriented or experience- based businesses and (3) avoid significant credit concentrations. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.
•Asset Management. We are an active asset manager and regularly review each of our properties to evaluate various factors, including, but not limited to, changes in the business performance of the operator at the property, credit of the tenant and local real estate market conditions. Among other things, we use Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, to proactively detect credit deterioration. Additionally, we monitor market rents relative to in-place rents and the amount of tenant capital expenditures in order to refine our tenant retention and alternative use assumptions. Our management team utilizes our internal credit diligence to monitor the credit profile of each of our tenants on an ongoing basis. We believe that this proactive approach enables us to identify and address credit issues in a timely manner and to determine whether there are properties in our portfolio that are appropriate for disposition.
•In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted credit, industry or tenant concentrations, or may be sold at a price we determine is attractive. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating primarily sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant and industry diversification. As of March 31, 2022, exclusive of the Initial Portfolio, 84.6% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions and 85.7% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of March 31, 2022, exclusive of the Initial Portfolio, approximately 45.0% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
Focus on Middle-Market Companies in Service-Oriented or Experience-Based Businesses. We primarily focus on investing in properties that we lease on a long-term, triple-net basis to middle-market companies that we determine have attractive credit characteristics and stable operating histories. We beleive properties leased to middle-market companies may offer us the opportunity to achieve superior risk-adjusted returns as a result of our extensive and disciplined credit and real estate analysis, lease structuring and portfolio composition. We believe our capital solutions are attractive to middle- market companies, as such companies often have limited financing options as compared to larger, credit rated organizations. We also believe that, in many cases, smaller transactions with middle- market companies will allow us to maintain and grow our portfolio’s diversification. Middle-market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and believe contribute to the stability of our rental revenue.
•In addition, we emphasize investments in properties leased to tenants engaged in service-oriented or experience-based businesses, such as, car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, as we believe these businesses are generally more insulated from e-commerce pressure than many others.

Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and with tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of March 31, 2022, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with only 4.9% of which provide for annal rent increases of our annualized base rent attributable to leases expiring prior to January 1, 2027. In addition, 97.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.5% per year.
Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. We have access to multiple sources of debt capital, including, but not limited to, the public unsecured debt market, asset-backed bond market, through our Master Trust Funding Program, and bank debt, such as through our revolving credit facility and unsecured term loan facilities. We believe that our level of net debt, over time, should generally always be less than six times our annualized adjusted EBITDAre (as defined in "Non-GAAP Financial Measures" below) on a quarterly and annual basis. Since our initial public offering in 2018, our quarterly net debt to annualized adjusted EBITDAre has averaged 4.6x.
Historical Investment and Disposition Activity
The following table sets forth select information about our quarterly investment activity for the quarters ended June 30, 2020 through March 31, 2022 (dollars in thousands):

	Three Months Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Investment volume	$223,186	$230,755	$322,203	$237,795
Number of transactions	34	31	55	23
Property count	94	85	96	105
Avg. investment per unit	$2,354	$2,676	$3,230	$2,187
Cash cap rates [1]	7.1%	7.0%	6.9%	7.0%
GAAP cap rates [2]	7.8%	7.9%	7.8%	7.8%
Master lease percentage [3,4]	83%	80%	59%	83%
Sale-leaseback percentage [3,5]	88%	84%	96%	100%
Percentage of financial reporting [3,6]	100%	100%	98%	100%
Rent coverage ratio	2.7x	2.8x	3.0x	3.3x
Lease term (in years)	13.5	16.4	16.3	15.0

	Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Investment volume	$42,369	$148,877	$244,078	$197,816
Number of transactions	11	19	33	22
Property count	13	50	108	74
Avg. investment per unit	$2,870	$2,866	$2,218	$2,650
Cash cap rates [1]	7.4%	7.1%	7.1%	7.0%
GAAP cap rates [2]	8.1%	7.9%	7.7%	7.9%
Master lease percentage [3,4]	68%	79%	89%	79%
Sale-leaseback percentage [3,5]	100%	92%	88%	85%
Percentage of financial reporting [3,6]	100%	100%	100%	100%
Rent coverage ratio	4.3x	2.8x	3.6x	3.0x
Lease term (in years)	16.7	17.6	16.3	16.1
_____________________________________
(1)     Annualized cash base rent for the first full month after the investment divided by the gross investment in the property plus transaction costs.
(2)    GAAP rent for the first twelve months after the investment divided by the gross investment in the property plus transaction costs.
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
The following table sets forth select information about our quarterly disposition activity for the quarters ended June 30, 2020 through March 31, 2022 (dollars in thousands):

	Three Months Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Disposition volume[1]	$19,578	$10,089	$4,466	$18,443
Cash cap rate on leased assets [2]	7.1%	6.5%	6.0%	7.1%
Leased properties sold [3]	6	11	2	6
Vacant properties sold [3]	1	—	—	—

	Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Disposition volume[1]	$3,420	$19,595	$39,042	$25,197
Cash cap rate on leased assets [2]	6.8%	7.0%	7.4%	7.1%
Leased properties sold [3]	3	11	21	15
Vacant properties sold [3]	—	3	2	1
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a pandemic. For much of 2020, the global spread of COVID-19 created significant uncertainty and economic disruption, which largely began to subside over the course of 2021 and generally has significantly diminished in early 2022. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and variants of the virus, such as Delta and Omicron, and vaccine hesitancy in certain areas could erode the progress that has been made against the virus, or exacerbate or prolong the remaining impact of the pandemic. Conditions similar to those experienced in 2020, at the height of the pandemic, could return should the vaccinations prove ineffective against future variants of the virus. Should the impact of a variant of the virus cause conditions to occur that are similar to those experienced in 2020, increased uncertainty, disruption and instability in the macro-economic environment could occur and government restrictions could again force our tenants' businesses to shut-down or limit their operations, which would adversely impact our operations, our financial condition, our liquidity and our prospects. Further, the extent and duration of any such conditions cannot be predicted with any reasonable certainty.
We continue to monitor the impact of COVID-19 on all aspects of our business, including our portfolio and the creditworthiness of our tenants. In 2020, we entered into deferral agreements with certain of our tenants and recognized contractual base rent pursuant to these agreements as a component of rental revenue. These rent deferrals were negotiated on a tenant-by-tenant basis, and, in general, allowed a tenant to defer all or a portion of their rent for a portion of 2020, with all of the deferred rent to be paid to us pursuant to a schedule that generally extends up to 24 months from the original due date of the deferred rent. While our tenants' businesses and operations have largely returned to pre-pandemic levels, any new developments that cause a deterioration, or further deterioration, in our tenants’ ability to operate their businesses, or delays in the supply of products or services to our tenants from vendors they require to operate their businesses, could cause our tenants to be unable or unwilling to meet their contractual obligations to us, including the payment of rent (including deferred rent), or to request further rent deferrals or other concessions. The likelihood of this circumstance would increase if variants of COVID-19, such as Delta and Omicron, intensify or persist for a prolonged period. Additionally, whether the pandemic has caused a material secular change in consumer behavior is not yet known as it pertains to the patronage of service-based and/or experience-based businesses, but should changes occur that are material, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. During the deferral period, the deferral agreements reduced our cash flow from operations, reduced our cash available for distribution and adversely affected our ability to make cash distributions to common stockholders. If tenants are unable to repay their deferred rent, we will not receive cash in the future in accordance with our expectations.
Liquidity and Capital Resources
As of March 31, 2022, we had $3.3 billion of net investments in our income property portfolio, consisting of investments in 1,545 properties (inclusive of 174 properties which secure our investments in mortgage loans receivable), with annualized base rent of $257.9 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our business consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy level of our portfolio is 100.0% as of March 31, 2022 and, because substantially all of our leases are triple-net (with our tenants generally responsible for the maintenance, insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by the occurrence of property costs. When a property becomes vacant because the tenant has vacated the property due to default or at the expiration of the lease term without a renewal or new lease being executed, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of March 31, 2022, none of our properties were vacant, and all properties were subject to a lease. We expect to incur some property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant commercial properties. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 45 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of March 31, 2022, we agreed to provide construction financing or reimburse a tenant for certain development, construction and renovation costs in an aggregate amount of $140.3 million, and, as of such date, we funded $68.8 million of this commitment. We expect to fund the remainder of this commitment by March 31, 2023.
Additionally, as of April 26, 2022, we were under contract to acquire 12 properties with an aggregate purchase price of $24.7 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, borrowings, primarily under our Revolving Credit Facility, and through proceeds generated from our ATM Program.
Our long-term liquidity requirements consist primarily of the funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future debt financings, sales of common stock under our ATM Program, and proceeds from the selective sale of properties in our portfolio. However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our portfolio that is unencumbered, borrowing restrictions imposed by our existing debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our future investments in single tenant properties and thereby grow our cash flows.
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. During the three months ended March 31, 2022, our board of directors declared total cash distributions of $0.26 per share of common stock. Holders of OP Units and RSU's are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the three months ended March 31, 2022, we paid $32.6 million of dividends and distributions to common stockholders and OP Unit holders, and as of March 31, 2022, we recorded $34.3 million of dividends and distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not structured as REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through our use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on an unsecured or secured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our existing portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows on our leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We have and may continue to use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time it is prudent for a real estate company like ours, to maintain a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less cash and cash equivalents and restricted cash available for future investment) that is less than six times our annualized adjusted EBITDAre.
As of March 31, 2022, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt through hedging strategies and our weighted average debt maturity was 5.8 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year.
Future sources of debt capital may include public issuances of senior unsecured notes, term borrowings from insurance companies, banks and other sources, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our investment objectives and growth goals. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2022, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
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

Description of Certain Debt
The following table summarizes our outstanding indebtedness as of March 31, 2022 and December 31, 2021:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
2027 Term Loan	February 2027	430,000	430,000	2.7%	3.0%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	147,000	144,000	1.4%	1.3%
Total principal outstanding		$1,177,000	$1,174,000	2.8%	2.9%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
Unsecured Revolving Credit Facility and 2024 Term Loan
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was amended on February 10, 2022 (the "Credit Agreement"), and which, as amended, provides for revolving loans of up to $600.0 million (the "Revolving Credit Facility") and an additional $200.0 million term loan (the "2024 Term Loan").
As amended, the Revolving Credit Facility is scheduled to mature on February 10, 2026, with two extension options of six-month periods each, exercisable by the Operating Partnership subject to the satisfaction of certain conditions. The 2024 Term Loan matures on April 12, 2024. The loans under each of the Revolving Credit Facility and the 2024 Term Loan initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the 2024 Term Loan). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are initially a spread and rate, as applicable, set according to a leverage-based pricing grid. At the Operating Partnership's election, on and after receipt of an investment grade corporate credit rating from S&P, Moody's or Fitch, the applicable margin and the revolving facility fee rate will be a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch. Each of the Revolving Credit Facility and the 2024 Term Loan is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the 2024 Term Loan cannot be reborrowed. The Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $600.0 million.
The Operating Partnership is the borrower under the Credit Agreement, and we and each of the subsidiaries of the Operating Partnership that owns a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain secured and unsecured leverage ratios and fixed charge and debt service coverage ratios.
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

2027 Term Loan
On February 18, 2022, we, through our Operating Partnership, amended our existing $430.0 million term loan credit facility (the "2027 Term Loan") to, among other things, reduce the Applicable Margin, extend the Maturity to February 18, 2027 and make certain other changes consistent with market terms and conditions. The 2027 Term Loan was available to be drawn in up to three draws during the six-month period beginning on November 26, 2019 and, as of March 31, 2022, we have borrowed the full $430.0 million available.
The borrowings under the 2027 Term Loan, as amended, bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin. The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is initially a spread set according to a leverage-based pricing grid. At the Operating Partnership's election, on and after receipt of an investment grade corporate credit rating from S&P, Moody's or Fitch, the applicable margin will be a spread set according to the credit ratings provided by S&P, Moody's and/or Fitch. The 2027 Term Loan is pre-payable at any time by the Operating Partnership without penalty. The 2027 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500 million.
The Operating Partnership is the borrower under the 2027 Term Loan, and our Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth.
The 2027 Term Loan restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Code. The 2027 Term Loan contains certain additional covenants that, subject to exceptions, limit or restrict our incurrence of indebtedness and liens, disposition of assets, transactions with affiliates, mergers and fundamental changes, modification of organizational documents, changes to fiscal periods, making of investments, negative pledge clauses and lines of business and REIT qualification.
Senior Unsecured Notes
On June 22, 2021, the Operating Partnership issued $400 million aggregate principal amount of 2031 Notes, resulting in net proceeds of $396.6 million. The 2031 Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the 2031 Notes are fully and unconditionally guaranteed on a senior basis by the Company. In May 2021, the Company entered into a treasury-lock agreement which was designated as a cash flow hedge associated with the expected public offering of the senior unsecured notes. In June 2021, the agreement was settled in accordance with its terms.
The indenture and supplemental indenture creating the 2031 Notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2022, we were in compliance with these covenants.
Cash Flows
Comparison of the three months ended March 31, 2022 and 2021
As of March 31, 2022, we had $14.3 million of cash and cash equivalents and no restricted cash as compared to $42.8 million and $2.0 million, respectively, as of March 31, 2021.
Cash Flows for the three months ended March 31, 2022
During the three months ended March 31, 2022, net cash provided by operating activities was $44.1 million. Our cash flows from operating activities, related to our $26.8 million of net income, are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest income and the level of our operating expenses and other general and administrative costs. In addition, our cash inflows from operating activities reflect adjustments for non-cash items including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other assets, loss on debt extinguishment of $2.1 million, the provision for impairment of real estate of $3.9 million, offset by $1.7 million of gains on dispositions of real estate, net, and

$6.2 million related to the recognition of straight-line rent receivables. In addition, our cash provided by operating activities reflects the adjustment to add back the non-cash impact of $2.8 million of equity-based compensation expense.
Net cash used in investing activities during the three months ended March 31, 2022 was $211.6 million. Our net cash used in investing activities generally reflects the funds deployed in our investments in real estate, including capital expenditures and the development of our construction in progress, and in loans receivable, which totaled $240.6 million in the aggregate for the quarter. These cash outflows were partially offset by $18.5 million of proceeds from sales of investments, net of disposition costs, and $10.7 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $122.0 million during the three months ended March 31, 2022 reflected net cash inflows of $158.3 million from the issuance of common stock and $148.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset primarily by repayments of $145.0 million of borrowings under the Revolving Credit Facility and the payment of $32.6 million in dividends.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2022.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2022:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2022	2023 - 2024	2025 - 2026	Thereafter
Unsecured term loans	$630,000	$—	$200,000	$—	$430,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	147,000	—	—	147,000	—
Tenant Construction Financing and Reimbursement Obligations (1)	71,482	71,482	—	—	—
Operating Lease Obligations (2)	18,700	1,112	2,132	1,250	14,206
Total	$1,267,182	$72,594	$202,132	$148,250	$844,206
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.
(2)Includes $16.4 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures as adjusted for growth.
We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax for the year ended December 31, 2022 if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.
Our Real Estate Investment Portfolio
As of March 31, 2022, we had a portfolio of 1,545 properties, including 174 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $257.9 million. Our 323 tenants operate 461 different concepts in 16 industries across 46 states. None of our tenants represented more than 3.3% of our portfolio at March 31, 2022, and our top ten largest tenants represented 19.2% of our annualized base rent as of that date.
Diversification by Tenant
As of March 31, 2022, our top ten tenants included the following concepts: EquipmentShare, Captain D's, WhiteWater Express Car Wash, Cadence Education, Festival Foods, Mammoth Holdings, Mister Car Wash, Spare Time, Track Holdings, and The Nest Schools. Our 1,545 leased properties are operated by our 323 tenants. The following table details information about our tenants and the related concepts as of March 31, 2022 (dollars in thousands):

Tenant(1)	Concept	Number of Properties	Annualized Base Rent	% of Annualized Base Rent
Equipmentshare.com Inc.	EquipmentShare	28	$8,525	3.3%
Captain D's, LLC	Captain D's	75	5,269	2.0%
Whitewater Holding Company, LLC	WhiteWater Express Car Wash	16	4,892	1.9%
Cadence Education, LLC	Various	23	4,884	1.9%
MDSFest, Inc.	Festival Foods	5	4,644	1.8%
Mammoth Holdings, LLC.	Various	17	4,485	1.8%
Car Wash Partners, Inc.	Mister Car Wash	13	4,443	1.7%
Bowl New England, Inc.	Spare Time	6	4,367	1.7%
The Track Holdings, LLC	Various	9	4,142	1.6%
The Nest Schools, Inc.	The Nest Schools	17	3,952	1.5%
Top 10 Subtotal		209	49,603	19.2%
Other		1,336	208,260	80.8%
Total		1,545	$257,863	100.0%
_____________________________________
(1)Represents tenant or guarantor.
As of March 31, 2022, our five largest tenants, who contributed 10.9% of our annualized base rent, had a rent coverage ratio of 6.1x and our ten largest tenants, who contributed 19.2% of our annualized base rent, had a rent coverage ratio of 4.6x.
As of March 31, 2022, 94.6% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 461 concepts. The following table details those concepts as of March 31, 2022 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
EquipmentShare	Service	$8,525	3.3%	28	531,031
Captain D's	Service	6,494	2.5%	88	228,470
Applebee's	Service	5,028	1.9%	34	168,186
WhiteWater Express Car Wash	Service	4,892	1.9%	16	77,746
Festival Foods	Retail	4,644	1.8%	5	379,640
Mister Car Wash	Service	4,443	1.7%	13	54,621
Spare Time	Experience	4,367	1.7%	6	272,979
Pizza Hut	Service	4,183	1.6%	75	202,564
The Nest Schools	Service	3,952	1.5%	17	217,282
Circle K	Service	3,875	1.5%	35	130,975
Top 10 Subtotal		50,403	19.4%	317	2,263,494
Other		207,460	80.6%	1,228	11,997,294
Total		$257,863	100.0%	1,545	14,260,788

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2022 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)	Rent Per Sq. Ft. (1)
Early Childhood Education	Service	$36,232	14.1%	164	1,740,517	$20.69
Quick Service	Service	33,210	12.9%	415	1,142,206	29.38
Car Washes	Service	29,530	11.5%	100	528,299	55.90
Medical / Dental	Service	29,512	11.4%	176	1,212,184	24.38
Automotive Service	Service	22,619	8.8%	173	1,109,172	20.24
Casual Dining	Service	15,792	6.1%	99	574,989	26.81
Convenience Stores	Service	15,045	5.8%	134	524,676	28.82
Equipment Rental and Sales	Service	11,109	4.3%	45	812,666	13.20
Family Dining	Service	5,700	2.2%	37	244,706	23.29
Pet Care Services	Service	5,405	2.1%	48	395,905	14.99
Other Services	Service	5,312	2.1%	24	292,129	18.81
Service Subtotal		209,466	81.3%	1,415	8,577,449	24.48
Entertainment	Experience	14,337	5.6%	33	900,786	16.86
Health and Fitness	Experience	11,401	4.4%	28	1,045,772	10.19
Movie Theatres	Experience	4,175	1.6%	6	293,206	14.24
Experience Subtotal		29,913	11.6%	67	2,239,764	13.34
Grocery	Retail	9,610	3.7%	28	1,341,200	7.17
Home Furnishings	Retail	2,048	0.8%	4	217,339	9.42
Retail Subtotal		11,658	4.5%	32	1,558,539	7.48
Building Materials	Industrial	3,801	1.5%	23	1,257,017	3.02
Other Industrial	Industrial	$3,025	1.1%	8	628,019	4.82
Industrial Subtotal		6,826	2.6%	31	1,885,036	3.62
Total/Weighted Average		257,863	100.0%	1,545	14,260,788	$18.10
_____________________________________
(1)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 1,545 property locations are spread across 46 states. The following table details the geographical locations of our properties as of March 31, 2022 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$33,903	13.1%	180	1,737,171
Ohio	20,268	7.9%	155	1,151,496
Georgia	17,697	6.9%	111	645,396
Florida	17,614	6.8%	72	711,975
Wisconsin	12,512	4.9%	55	761,929
North Carolina	10,332	4.0%	54	624,883
Michigan	8,438	3.3%	53	910,268
Arkansas	8,169	3.2%	58	463,873
Arizona	7,825	3.0%	45	388,342
Missouri	7,798	3.0%	49	678,452
Alabama	7,436	2.9%	50	458,898
Tennessee	6,939	2.7%	45	243,105
Minnesota	6,363	2.5%	36	467,895
Oklahoma	6,349	2.5%	42	402,981
Massachusetts	6,245	2.4%	29	406,159
Illinois	6,202	2.4%	37	261,414
Colorado	5,412	2.1%	26	236,068
Pennsylvania	5,347	2.1%	32	320,634
South Carolina	4,856	1.9%	32	337,299
New York	4,725	1.8%	39	185,923
Mississippi	4,717	1.7%	41	271,991
Iowa	4,062	1.6%	25	206,904
New Jersey	4,013	1.6%	19	121,198
Kentucky	3,991	1.5%	36	193,546
California	3,351	1.3%	19	180,090
New Mexico	3,307	1.3%	22	130,210
Connecticut	3,127	1.2%	13	217,984
Kansas	3,103	1.2%	21	154,069
Indiana	2,886	1.1%	24	190,863
Nevada	2,409	0.9%	8	80,358
South Dakota	2,384	0.9%	9	124,912
Virginia	2,279	0.9%	11	198,245
Maryland	2,245	0.9%	9	79,028
Louisiana	2,106	0.8%	12	89,033
West Virginia	1,864	0.7%	29	88,802
Washington	1,673	0.6%	11	87,243
Oregon	1,258	0.5%	8	127,673
Utah	933	0.4%	2	67,659
New Hampshire	892	0.3%	8	99,384
Nebraska	863	0.3%	9	32,948
Maine	500	0.2%	1	32,115
Wyoming	442	0.2%	2	14,001
Idaho	403	0.2%	1	35,433
Alaska	246	0.1%	2	6,630
Vermont	217	0.1%	2	30,508
Rhode Island	164	0.1%	1	5,800
Total	$257,863	100.0%	1,545	14,260,788

Lease Expirations
As of March 31, 2022, the weighted average remaining term of our leases was 13.9 years (based on annualized base rent), with only 4.9% of our annualized base rent attributable to leases expiring prior to January 1, 2027. The following table sets forth our lease expirations for leases in place as of March 31, 2022 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Weighted Average Rent Coverage Ratio (2)
2022	$492	0.2%	5	3.0x
2023	1,490	0.6%	16	2.9x
2024	4,815	1.9%	47	5.4x
2025	2,346	0.9%	20	2.1x
2026	3,303	1.3%	22	2.3x
2027	7,762	3.0%	83	2.6x
2028	4,088	1.6%	13	1.7x
2029	5,703	2.2%	78	4.3x
2030	4,388	1.7%	48	6.7x
2031	14,886	5.8%	88	2.9x
2032	9,310	3.6%	38	5.4x
2033	8,249	3.2%	27	3.4x
2034	26,801	10.4%	207	5.9x
2035	14,391	5.6%	98	3.2x
2036	39,762	15.4%	181	3.5x
2037	12,939	5.0%	76	9.3x
2038	13,148	5.1%	81	2.2x
2039	21,446	8.3%	111	3.8x
2040	32,403	12.6%	161	2.8x
2041	20,972	8.1%	112	2.5x
Thereafter	9,169	3.5%	33	2.6x
Total/Weighted Average	$257,863	100.0%	1,545	3.8x
_____________________________________
(1)Expiration year of contracts in place as of March 31, 2022, excluding any tenant option renewal periods that have not been exercised.
(2)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of March 31, 2022, the weighted average rent coverage ratio of our portfolio was 3.8x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of March 31, 2022 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	73.8%
1.50x to 1.99x	10.2%
1.00x to 1.49x	6.7%
< 1.00x	8.0%
Not reported	1.3%
100.0%

Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of March 31, 2022 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.8%	—%	—%	0.4%
B-	—%	1.0%	0.6%	0.1%	2.0%
B	—%	2.4%	0.3%	0.1%	1.1%
B+	0.1%	0.4%	0.6%	1.6%	2.1%
BB-	—%	0.9%	0.3%	2.1%	9.4%
BB	—%	0.9%	0.7%	0.5%	12.3%
BB+	—%	1.0%	0.7%	1.2%	9.2%
BBB-	—%	0.2%	2.0%	0.1%	10.6%
BBB	—%	0.4%	0.8%	2.4%	15.4%
BBB+	—%	0.2%	0.2%	1.5%	3.6%
A-	—%	—%	0.3%	—%	4.8%
A	—%	—%	—%	—%	1.0%
A+	—%	—%	—%	—%	0.8%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended March 31, 2022 and 2021

	Three months ended March 31,
(dollar amounts in thousands)	2022	2021	Change	%
Revenues:
Rental revenue	$66,112	$45,432	$20,680	45.5%
Interest on loans and direct financing lease receivables	3,822	3,105	717	23.1%
Other revenue, net	187	15	172	1146.7%
Total revenues	70,121	48,552	21,569

Expenses:
General and administrative	8,063	6,431	1,632	25.4%
Property expenses	1,009	1,414	(405)	(28.6)%
Depreciation and amortization	20,313	15,646	4,667	29.8%
Provision for impairment of real estate	3,935	5,722	(1,787)	(31.2)%
Change in provision for loan losses	60	38	22	57.9%
Total expenses	33,380	29,251	4,129
Other operating income:
Gain on dispositions of real estate, net	1,658	3,788	(2,130)	(56.2)%
Income from operations	38,399	23,089	15,310
Other (expense)/income:
Loss on debt extinguishment	(2,138)	—	(2,138)	100.0%
Interest expense	(9,160)	(7,678)	(1,482)	19.3%
Interest income	18	20	(2)	(10.0)%
Income before income tax expense	27,119	15,431	11,688
Income tax expense	301	56	245	437.5%
Net income	26,818	15,375	11,443
Net income attributable to non-controlling interests	(119)	(80)	39	48.8%
Net income attributable to stockholders	$26,699	$15,295	$11,404
Revenues:
Rental revenue. Rental revenue increased by $20.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio. Our real estate investment portfolio grew from 1,240 rental properties, representing $2.5 billion in net investments in real estate, as of March 31, 2021 to 1,363 rental properties, representing $3.3 billion in net investments in real estate, as of March 31, 2022. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2022 from acquisitions that were made during 2021 and early 2022. Another component of the increase in rental revenues between periods relates to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the net growth of our mortgage loans receivable portfolio during 2021 and continuing into 2022, which led to a higher average daily balance of loans receivable outstanding during the three months ended March 31, 2022.
Other revenue. Other revenue increased $0.2 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the receipt of loan prepayment fees and management fees during three months ended March 31, 2022.

Expenses:
General and administrative. General and administrative expense increased by $1.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily related to an increase in non-cash share-based compensation of $1.2 million, salary expense and professional fees during the three months ended March 31, 2022.
Property expenses. Property expenses decreased by $0.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in property expenses was primarily due to decreased insurance expenses, property taxes and property-related operational costs during the three months ended March 31, 2022 related to vacant properties and tenants accounted for on a non-accrual basis.
Depreciation and amortization. Depreciation and amortization expense increased by $4.7 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended March 31, 2022.
Provision for impairment of real estate. Impairment charges on real estate investments were $3.9 million and $5.7 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, we recorded a provision for impairment on four and nine of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for loan losses. Provision for loan losses increased by approximately $22,000 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $2.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We disposed of six and 16 real estate properties during the three months ended March 31, 2022 and 2021, respectively.
Other (expense)/income:
Loss on debt extinguishment. During the three months ended March 31, 2022, we recorded a $2.1 million loss on debt extinguishment due to the write-off deferred financing costs and the payment of fees in conjunction with the amendment of term loans and revolving credit facility.
Interest expense. Interest expense increased by $1.5 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in interest expense was primarily due to an increase in our outstanding debt balance during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Interest income. Interest income decreased by approximately $2,000 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in interest income was primarily due to lower average daily cash balances in our interest-bearing bank accounts, partially offset by higher interest rates during the three months ended March 31, 2022
Income tax expense. Income tax expense increased by $0.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to the accrual of income taxes for a transaction consummated through our taxable REIT subsidiary. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$26,818	$15,375
Depreciation and amortization of real estate	20,287	15,621
Provision for impairment of real estate	3,935	5,722
Gain on dispositions of real estate, net	(1,658)	(3,788)
FFO attributable to stockholders and non-controlling interests	49,382	32,930
Other non-recurring expenses (1)	2,138	—
Core FFO attributable to stockholders and non-controlling interests	51,520	32,930
Adjustments:
Straight-line rental revenue, net	(6,265)	(3,644)
Non-cash interest	661	479
Non-cash compensation expense	2,836	1,595
Other amortization expense	194	1,105
Other non-cash charges	56	36
Capitalized interest expense	(66)	(20)
AFFO attributable to stockholders and non-controlling interests	$48,936	$32,481
_____________________________________
(1)Includes our $2.1 million loss on debt extinguishment during the three months ended March 31, 2022.
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
The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$26,818	$15,375
Depreciation and amortization	20,313	15,646
Interest expense	9,160	7,678
Interest income	(18)	(20)
Income tax expense	301	56
EBITDA attributable to stockholders and non-controlling interests	56,574	38,735
Provision for impairment of real estate	3,935	5,722
Gain on dispositions of real estate, net	(1,658)	(3,788)
EBITDAre attributable to stockholders and non-controlling interests	$58,851	$40,669

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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2022:

(in thousands)	Three months ended March 31, 2022
Net income	$26,818
Depreciation and amortization	20,313
Interest expense	9,160
Interest income	(18)
Income tax expense	301
EBITDA attributable to stockholders and non-controlling interests	56,574
Provision for impairment of real estate	3,935
Gain on dispositions of real estate, net	(1,658)
EBITDAre attributable to stockholders and non-controlling interests	58,851
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	1,781
Adjustment to exclude other non-core or non-recurring activity (2)	3,003
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	—
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$63,635

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$254,540
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments made during the three months ended March 31, 2022 had occurred on January 1, 2022.
(2)Adjustment is made to exclude non-core expenses added back to compute Core FFO, our provision for loan losses and to eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.
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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2022	December 31, 2021
Unsecured term loans, net of deferred financing costs	$628,055	$626,983
Revolving credit facility	147,000	144,000
Senior unsecured notes, net	394,864	394,723
Total debt	1,169,919	1,165,706
Deferred financing costs and original issue discount, net	7,081	8,294
Gross debt	1,177,000	1,174,000
Cash and cash equivalents	(14,255)	(59,758)
Restricted cash available for future investment	—	—
Net debt	$1,162,745	$1,114,242
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$26,818	$15,375
General and administrative expense	8,063	6,431
Depreciation and amortization	20,313	15,646
Provision for impairment of real estate	3,935	5,722
Change in provision for loan losses	60	38
Gain on dispositions of real estate, net	(1,658)	(3,788)
Loss on debt extinguishment	2,138	—
Interest expense	9,160	7,678
Interest income	(18)	(20)
Income tax expense	301	56
NOI attributable to stockholders and non-controlling interests	69,112	47,138
Straight-line rental revenue, net	(6,265)	(3,644)
Other amortization and non-cash charges	194	1,105
Cash NOI attributable to stockholders and non-controlling interests	$63,041	$44,599
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we may borrow on a fixed-rate basis through long-term issuances of senior unsecured notes. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations and to fund investments, the 2024 Term Loan and the 2027 Term Loan.

		Principal Outstanding		Weighted Average Interest Rate
(in thousands)	Maturity Date	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	3.3%	3.3%
2027 Term Loan	February 2027	430,000	430,000	2.7%	3.0%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	147,000	144,000	1.4%	1.3%
Total principal outstanding		$1,177,000	$1,174,000	2.8%	2.9%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.
We have fixed the floating rates on borrowings under our term loan facilities by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective term loan. At March 31, 2022, our aggregate asset in the event of the early termination of our swaps was $17.3 million.
At March 31, 2022, a 100-basis point increase of the interest rate on our unsecured term loan borrowings would increase our related interest costs by $6.3 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $6.3 million per year.
Additionally, our borrowings under the Revolving Credit Facility bear interest at an annual rate equal to Adjusted Term SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100-basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $1.5 million as of March 31, 2022.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2022:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$351,320
_____________________________________
(1)Excludes net deferred financing costs of $4.4 million and net discount of $0.7 million.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and filed with the SEC on February 16, 2022. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	First Amendment to Credit Agreement, dated as of February 18, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	April 27, 2022	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2022	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)