Form 10-Q
period 2022-09-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2022-10-27
CIK 1728951

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
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2022, the registrant had 142,377,215 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,163,660	$1,004,154
Building and improvements	2,305,254	2,035,919
Lease incentives	12,496	13,950
Construction in progress	29,973	8,858
Intangible lease assets	89,393	87,959
Total real estate investments, at cost	3,600,776	3,150,840
Less: accumulated depreciation and amortization	(259,092)	(200,152)
Total real estate investments, net	3,341,684	2,950,688
Loans and direct financing lease receivables, net	204,742	189,287
Real estate investments held for sale, net	11,907	15,434
Net investments	3,558,333	3,155,409
Cash and cash equivalents	136,303	59,758
Restricted cash	7,925	—
Straight-line rent receivable, net	74,583	57,990
Derivative assets	50,670	—
Rent receivables, prepaid expenses and other assets, net	25,731	25,638
Total assets (1)	$3,853,545	$3,298,795

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$875,239	$626,983
Senior unsecured notes, net	395,145	394,723
Revolving credit facility	—	144,000
Intangible lease liabilities, net	11,909	12,693
Dividend payable	38,682	32,610
Derivative liabilities	13	11,838
Accrued liabilities and other payables	28,855	32,145
Total liabilities (1)	1,349,843	1,254,992
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 142,377,215 and 124,649,053 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,424	1,246
Additional paid-in capital	2,561,124	2,151,088
Distributions in excess of cumulative earnings	(113,275)	(100,982)
Accumulated other comprehensive income (loss)	46,870	(14,786)
Total stockholders' equity	2,496,143	2,036,566
Non-controlling interests	7,559	7,237
Total equity	2,503,702	2,043,803
Total liabilities and equity	$3,853,545	$3,298,795
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of September 30, 2022 and December 31, 2021, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $38.5 million and $32.5 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenue	$66,525	$54,929	$199,726	$153,511
Interest on loans and direct financing lease receivables	3,719	4,574	11,490	11,558
Other revenue, net	419	98	1,014	150
Total revenues	70,663	59,601	212,230	165,219

Expenses:
General and administrative	7,868	5,596	22,956	18,497
Property expenses	830	1,358	2,668	3,946
Depreciation and amortization	22,054	17,355	64,441	50,185
Provision for impairment of real estate	349	—	10,541	6,120
Change in provision for loan losses	(30)	16	136	(112)
Total expenses	31,071	24,325	100,742	78,636
Other operating income:
Gain on dispositions of real estate, net	6,329	1,343	18,082	8,841
Income from operations	45,921	36,619	129,570	95,424
Other (expense)/income:
Loss on debt extinguishment	—	—	(2,138)	(4,461)
Interest expense	(9,892)	(8,955)	(28,242)	(24,444)
Interest income	752	37	800	74
Income before income tax expense	36,781	27,701	99,990	66,593
Income tax expense	190	55	769	172
Net income	36,591	27,646	99,221	66,421
Net income attributable to non-controlling interests	(163)	(139)	(441)	(335)
Net income attributable to stockholders	$36,428	$27,507	$98,780	$66,086

Basic weighted average shares outstanding	139,068,188	119,230,645	132,438,157	114,223,586
Basic net income per share	$0.26	$0.23	$0.74	$0.58

Diluted weighted average shares outstanding	139,890,693	120,298,680	133,321,987	115,339,656
Diluted net income per share	$0.26	$0.23	$0.74	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$36,591	$27,646	$99,221	$66,421
Other comprehensive income:
Deferred loss on cash flow hedges	—	—	—	(4,824)
Unrealized income on cash flow hedges	23,577	110	58,676	10,881
Cash flow hedge (gains) losses reclassified to interest expense	(741)	2,669	3,305	7,638
Total other comprehensive income	22,836	2,779	61,981	13,695
Comprehensive income	59,427	30,425	161,202	80,116
Net income attributable to non-controlling interests	(163)	(139)	(441)	(335)
Adjustment for other comprehensive income attributable to non-controlling interests	(100)	(13)	(325)	(75)
Comprehensive income attributable to stockholders	$59,164	$30,273	$160,436	$79,706
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2021	124,649,053	$1,246	$2,151,088	$(100,982)	$(14,786)	$2,036,566	$7,237	$2,043,803
Common stock issuance	6,382,994	66	159,577	—	—	159,643	—	159,643
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,235)	—	(2,235)	—	(2,235)
Costs related to issuance of common stock	—	—	(1,582)	—	—	(1,582)	—	(1,582)
Other comprehensive income	—	—	—	—	28,780	28,780	181	28,961
Equity based compensation expense	119,646	—	2,835	—	—	2,835	—	2,835
Dividends declared on common stock and OP Units	—	—	—	(34,188)	—	(34,188)	(145)	(34,333)
Net income	—	—	—	26,699	—	26,699	119	26,818
Balance at March 31, 2022	131,151,693	1,312	2,311,918	(110,706)	13,994	2,216,518	7,392	2,223,910
Common stock issuance	1,501,489	15	32,632	—	—	32,647	—	32,647
Costs related to issuance of common stock	—	—	(701)	—	—	(701)	—	(701)
Other comprehensive income	—	—	—	—	10,140	10,140	44	10,184
Share-based compensation expense	16,765	—	2,188	—	—	2,188	—	2,188
Dividends declared on common stock and OP Units	—	—	—	(35,916)	—	(35,916)	(150)	(36,066)
Net income	—	—	—	35,653	—	35,653	159	35,812
Balance at June 30, 2022	132,669,947	1,327	2,346,037	(110,969)	24,134	2,260,529	7,445	2,267,974
Common stock issuance	9,692,201	97	221,458	—	—	221,555	—	221,555
Common stock withheld related to net share settlement of equity awards	—	—	—	(201)	—	(201)	—	(201)
Costs related to issuance of common stock	—	—	(8,604)	—	—	(8,604)	—	(8,604)
Other comprehensive income	—	—	—	—	22,736	22,736	100	22,836
Equity based compensation expense	15,067	—	2,233	—	—	2,233	—	2,233
Dividends declared on common stock and OP Units	—	—	—	(38,533)	—	(38,533)	(149)	(38,682)
Net income	—	—	—	36,428	—	36,428	163	36,591
Balance at September 30, 2022	142,377,215	$1,424	$2,561,124	$(113,275)	$46,870	$2,496,143	$7,559	$2,503,702
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2020	106,361,524	$1,064	$1,688,540	$(77,665)	$(37,181)	$1,574,758	$7,190	$1,581,948
Common stock issuance	2,796,805	28	64,900	—	—	64,928	—	64,928
Costs related to issuance of common stock	—	—	(1,188)	—	—	(1,188)	—	(1,188)
Other comprehensive income	—	—	—	—	17,933	17,933	90	18,023
Equity based compensation expense	13,310	—	1,595	—	—	1,595	—	1,595
Dividends declared on common stock and OP Units	—	—	—	(26,265)	—	(26,265)	(133)	(26,398)
Net income	—	—	—	15,295	—	15,295	80	15,375
Balance at March 31, 2021	109,171,639	1,092	1,753,847	(88,635)	(19,248)	1,647,056	7,227	1,654,283
Common stock issuance	8,784,537	89	208,133	—	—	208,222	—	208,222
Costs related to issuance of common stock	—	—	(8,386)	—	—	(8,386)	—	(8,386)
Other comprehensive income	—	—	—	—	(7,079)	(7,079)	(28)	(7,107)
Equity based compensation expense	26,817	—	1,856	—	—	1,856	—	1,856
Dividends declared on common stock and OP Units	—	—	—	(29,560)	—	(29,560)	(138)	(29,698)
Net income	—	—	—	23,284	—	23,284	116	23,400
Balance at June 30, 2021	117,982,993	1,181	1,955,450	(94,911)	(26,327)	1,835,393	7,177	1,842,570
Common stock issuance	3,362,712	33	102,556	—	—	102,589	—	102,589
Common stock withheld related to net share settlement of equity awards	—	—	—	(329)	—	(329)	—	(329)
Costs related to issuance of common stock	—	—	(1,435)	—	—	(1,435)	—	(1,435)
Other comprehensive income	—	—	—	—	2,766	2,766	13	2,779
Share-based compensation expense	16,657	—	1,103	—	—	1,103	—	1,103
Dividends declared on common stock and OP Units	—	—	—	(30,396)	—	(30,396)	(138)	(30,534)
Net income	—	—	—	27,507	—	27,507	139	27,646
Balance at September 30, 2021	121,362,362	$1,214	$2,057,674	$(98,129)	$(23,561)	$1,937,198	$7,191	$1,944,389
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$99,221	$66,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,441	50,185
Amortization of lease incentive	2,653	2,800
Amortization of above/below market leases and right of use assets, net	555	563
Amortization of deferred financing costs and other non-cash interest expense	3,788	2,005
Loss on debt extinguishment	2,138	4,461
Provision for impairment of real estate	10,541	6,120
Change in provision for loan losses	136	(112)
Gain on dispositions of real estate, net	(18,082)	(8,841)
Straight-line rent receivable, net	(16,097)	(14,995)
Share-based compensation expense	7,257	4,554
Adjustment to rental revenue for tenant credit	(451)	(3,020)
Payments made in settlement of cash flow hedges	—	(4,836)
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(217)	1,453
Accrued liabilities and other payables	(1,306)	8,752
Net cash provided by operating activities	154,577	115,510
Cash flows from investing activities:
Proceeds from sales of real estate, net	80,027	53,908
Principal collections on loans and direct financing lease receivables	58,636	2,468
Investments in loans receivable	(96,907)	(86,293)
Deposits for prospective real estate investments	(1,105)	(553)
Investment in real estate, including capital expenditures	(471,000)	(568,145)
Investment in construction in progress	(34,967)	(3,313)
Lease incentives paid	(708)	(2,366)
Net cash used in investing activities	(466,024)	(604,294)
Cash flows from financing activities:
Repayments of secured borrowings	—	(175,780)
Borrowings under term loan facilities	250,000	—
Borrowings under revolving credit facility	299,000	179,000
Repayments under revolving credit facility	(443,000)	(197,000)
Proceeds from issuance of Senior Unsecured Notes	—	396,600
Proceeds from issuance of common stock, net	403,914	365,820
Payments for taxes related to net settlement of equity awards	(2,436)	(328)
Payment of debt extinguishment costs	(467)	—
Deferred financing costs	(7,333)	(2,120)
Offering costs	(752)	(1,090)
Dividends paid	(103,009)	(81,799)
Net cash provided by financing activities	395,917	483,303
Net increase (decrease) in cash and cash equivalents and restricted cash	84,470	(5,481)
Cash and cash equivalents and restricted cash, beginning of period	59,758	32,990
Cash and cash equivalents and restricted cash, end of period	$144,228	$27,509
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$136,303	$27,509
Restricted cash	7,925	—
Cash and cash equivalents and restricted cash, end of period	$144,228	$27,509
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$19,525	$19,294
Cash paid for income taxes	1,050	419

Non-cash operating, investing and financing activities:
Reclassification from construction in progress upon project completion	$14,254	$4,478
Non-cash investments in real estate and loan receivable activity	22,679	960
Unrealized gains on cash flow hedges	(58,676)	(34,027)
Payable and accrued offering costs	204	—
Discounts and fees on capital raised through issuance of common stock	9,931	9,919
Discounts and fees on issuance of senior unsecured notes	—	3,400
Dividends declared and unpaid	38,682	30,534
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
September 30, 2022
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2022 and December 31, 2021, the Company, directly and indirectly, held a 99.6% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation on real estate investments	$20,178	$15,489	$58,997	$43,982
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
Impairment of Long-Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment losses, if any, are recorded directly within the Company's consolidated statement of operations.
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Provision for impairment of real estate	$349	$—	$10,541	$6,120
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
As of September 30, 2022 and December 31, 2021, the Company had deposits of $136.3 million and $59.8 million, respectively, of which $136.1 million and $59.5 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code.
Forward Equity Sales
The Company has and may continue to enter into forward sale agreements for the sale and issuance of shares of its common stock, either through its 2022 ATM Program (as defined herein) or through an underwritten public offering. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election.
The Company evaluated its forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Company’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Company’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Company’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Company elects to physically settle or net share settle such forward sale agreement, delivery of the Company’s shares will result in dilution to the Company’s earnings per share.
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
Financing costs related to the issuance of the Company’s 2024 Term Loan, 2027 Term Loan, 2028 Term Loan and 2031 Notes (each as defined below) were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.
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
The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Contingent rent	$210	$233	$526	$464
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
The Company recorded the following adjustments as increases to or reductions of rental revenue for tenant credit during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Adjustment to increase rental revenue for tenant credit	$36	$—	$451	$3,020
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of September 30, 2022 and December 31, 2021, the Company capitalized a total of $90.2 million and $79.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of September 30, 2022 and December 31, 2021, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and nine months ended September 30, 2022 and 2021, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of September 30, 2022 or December 31, 2021. The 2021, 2020, 2019 and 2018 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollar amounts in thousands)	September 30, 2022	December 31, 2021
Number of VIEs	25	23
Aggregate carrying value	$198,035	$140,851
The Company was not the primary beneficiary of any of these entities because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of September 30, 2022 and December 31, 2021. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of September 30, 2022 and December 31, 2021.
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

3. Investments
The following table presents information about the number of properties or investments in the Company’s real estate investment portfolio as of each date presented:

	September 30, 2022	December 31, 2021
Owned properties (1)	1,415	1,315
Properties securing investments in mortgage loans (2)	146	126
Ground lease interests (3)	11	10
Total number of investments	1,572	1,451
_____________________________________
(1)Includes 8 and 11 properties which are subject to leases accounted for as direct financing leases or loans as of September 30, 2022 and December 31, 2021, respectively.
(2)Properties secure 18 and 17 mortgage loans receivable as of September 30, 2022 and December 31, 2021, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of December 31, 2021.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	September 30, 2022	December 31, 2021
Real estate investments, at cost	$3,600,776	$3,150,840
Loans and direct financing lease receivables, net	204,742	189,287
Real estate investments held for sale, net	11,907	15,434
Total gross investments	$3,817,425	$3,355,561
Investments in 2022 and 2021
The following table presents information about the Company’s investment activity during the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021
Ownership type	(1)	Fee Interest
Number of properties	124	209

Purchase price allocation
Land and improvements	$183,270	$196,161
Building and improvements	311,651	356,732
Construction in progress (2)	34,967	3,313
Intangible lease assets	2,836	9,721
Total purchase price	532,724	565,927

Intangible lease liabilities	—	(3,296)
Purchase price (including acquisition costs)	$532,724	$562,631
_____________________________________
(1)During the nine months ended September 30, 2022, the Company acquired fee interests in 123 properties and acquired one property subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $0.4 million and approximately $0.1 million of capitalized interest expense for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the nine months ended September 30, 2022 and 2021, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2021	1,181	$2,528,673
Acquisitions of and additions to real estate investments	209	573,514
Sales of investments in real estate	(36)	(52,948)
Provisions for impairment of real estate (1)		(6,120)
Investments in loans receivable	46	87,253
Principal collections on and settlements of loans and direct financing lease receivables	(3)	(2,468)
Other		1,184
Gross investments, September 30, 2021		3,129,088
Less: Accumulated depreciation and amortization (2)		(182,567)
Net investments, September 30, 2021	1,397	$2,946,521

Gross investments, January 1, 2022	1,451	$3,355,561
Acquisitions of and additions to real estate investments	124	529,278
Sales of investments in real estate	(28)	(69,147)
Provisions for impairment of real estate (3)		(10,541)
Investments in loans receivable	60	96,907
Principal collections on and settlements of loans and direct financing lease receivables	(35)	(81,315)
Other		(3,318)
Gross investments, September 30, 2022		3,817,425
Less: Accumulated depreciation and amortization (2)		(259,092)
Net investments, September 30, 2022	1,572	$3,558,333
_____________________________________
(1)During the nine months ended September 30, 2021, the Company identified and recorded provisions for impairment at two vacant properties and 16 tenanted properties.
(2)Includes $225.3 million and $155.1 million of accumulated depreciation as of September 30, 2022 and 2021, respectively.
(3)During the nine months ended September 30, 2022, the Company identified and recorded provisions for impairment at seven tenanted properties and two vacant properties.
Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of September 30, 2022 and December 31, 2021, the Company had 21 loans receivable outstanding with an aggregate carrying amount of $203.4 million and $187.8 million, respectively. The maximum amount of loss due to credit risk is our current principal balance of $203.4 million as of September 30, 2022.

The Company’s loans receivable portfolio as of September 30, 2022 and December 31, 2021 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
Mortgage (2)(3)	I/O	2	8.80%	8.10%	2039	$12,000	$12,000
Mortgage (3)	P+I	—	8.10%	8.10%	2059	—	6,096
Mortgage (2)	I/O	2	8.53%	7.80%	2039	7,300	7,300
Mortgage (2)	I/O	69	7.79%	7.33%	2034	51,000	28,000
Mortgage (2)	I/O	1	8.42%	7.70%	2040	5,300	5,300
Mortgage (2)	I/O	3	8.30%	8.25%	2022	2,324	2,324
Mortgage (2)	I/O	1	7.00%	7.00%	2023	600	600
Mortgage (2)	I/O	—	6.89%	6.75%	2026	—	14,165
Mortgage (2)	I/O	3	8.30%	8.25%	2023	3,146	3,146
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	8	7.51%	7.00%	2036	12,070	30,806
Mortgage (2)	I/O	—	7.51%	7.00%	2036	—	9,679
Mortgage (2)	I/O	—	7.85%	7.50%	2031	—	13,000
Mortgage (2)	I/O	2	8.29%	8.25%	2023	2,389	2,389
Mortgage (2)	I/O	1	8.91%	8.00%	2052	23,004	6,864
Mortgage (2)	I/O	2	7.44%	7.10%	2036	9,808	9,808
Mortgage (2)	I/O	6	7.30%	6.80%	2036	30,674	25,714
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)	I/O	1	8.00%	8.00%	2023	1,754	—
Mortgage (2)	I/O	40	6.80%	7.00%	2027	28,663	—
Mortgage (2)	I/O	1	6.99%	7.20%	2037	3,600	—
Mortgage (2)	I/O	1	8.40%	8.25%	2024	760	—
Leasehold interest	P+I	—	10.69%	(4)	2039	—	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	1,007	1,055
Leasehold interest	P+I	1	2.41%	(5)	2034	1,496	1,560
Leasehold interest	P+I	1	4.97%	(5)	2038	1,528	1,562
Net investment						$203,413	$187,793
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

Scheduled principal payments due to be received under the Company’s loans receivable as of September 30, 2022 were as follows:

(in thousands)	Future Principal Payments Due
October 1 - December 31, 2022	$2,373
2023	8,096
2024	981
2025	234
2026	248
Thereafter	191,481
Total	$203,413
As of September 30, 2022 and December 31, 2021, the Company had $2.1 million and $2.3 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Minimum lease payments receivable	$2,892	$3,189
Estimated unguaranteed residual value of leased assets	250	270
Unearned income from leased assets	(1,000)	(1,150)
Net investment	$2,142	$2,309
Scheduled future minimum non-cancelable base rental payments due to be received under the Company's direct financing lease receivables as of September 30, 2022 were as follows:

(in thousands)	Future Minimum Base Rental Payments
October 1 - December 31, 2022	$80
2023	321
2024	283
2025	254
2026	243
Thereafter	1,711
Total	$2,892
Allowance for Loan Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for loan losses in accordance with ASC 326. As of September 30, 2022 and December 31, 2021, the balance of the Company's allowance for loan losses was $0.8 million. Changes in the Company’s allowance for loan losses are presented within provision for loan losses in the Company’s consolidated statements of operations.

For the nine months ended September 30, 2022 and 2021, the changes to the Company's allowance for loan losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at January 1, 2021	$1,018
Current period provision for expected credit losses	(112)
Write-offs charged	—
Recoveries	—
Balance at September 30, 2021	$906

Balance at January 1, 2022	$814
Current period provision for expected credit losses	138
Write-offs charged	(137)
Recoveries	—
Balance at September 30, 2022	$815
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of September 30, 2022:

	Amortized Cost Basis by Origination Year						Total Amortized Cost Basis
(in thousands)	2022	2021	2020	2019	2018	Prior
LTV <60%	$23,000	$—	$—	$28,000	$—	$1,666	$52,666
LTV 60%-70%	—	28,234	—	—	—	—	28,234
LTV >70%	44,737	48,487	10,647	20,307	—	477	124,656
	$67,737	$76,722	$10,647	$48,307	$—	$2,143	$205,556
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the nine months ended September 30, 2022 and 2021.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2021	8	$17,058	$—	$17,058
Transfers to held for sale classification	11	10,333	—	10,333
Sales	(13)	(9,517)	—	(9,517)
Transfers to held and used classification	(4)	(13,890)	—	(13,890)
Held for sale balance, September 30, 2021	2	$3,984	$—	$3,984

Held for sale balance, January 1, 2022	9	$15,434	$—	$15,434
Transfers to held for sale classification	7	23,613	—	23,613
Sales	(11)	(27,140)	—	(27,140)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2022	5	$11,907	$—	$11,907

Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the nine months ended September 30, 2022 or 2021 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
State	2022	2021	2022	2021
Texas	13.9%	13.0%	13.5%	13.0%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$78,248	$29,067	$49,181	$76,255	$24,540	$51,715
Intangible market lease assets	11,145	4,737	6,408	11,704	4,409	7,295
Total intangible assets	$89,393	$33,804	$55,589	$87,959	$28,949	$59,010

Intangible market lease liabilities	$15,615	$3,706	$11,909	$15,948	$3,255	$12,693
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2022, by category and in total, were as follows:

Years Remaining
In-place leases	9.0
Intangible market lease assets	11.2
Total intangible assets	9.3

Intangible market lease liabilities	8.6
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization of in-place leases (1)	$1,735	$1,810	$5,184	$5,828
Amortization (accretion) of market lease intangibles, net (2)	(214)	(115)	(213)	(48)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(88)	(88)	(263)	(265)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.

The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
October 1 - December 31, 2022	$1,652
2023	6,271
2024	5,604
2025	4,356
2026	4,051
Thereafter	27,247
Total	$49,181
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
October 1 - December 31, 2022	$(179)	$185	$6
2023	(692)	701	9
2024	(659)	698	39
2025	(651)	700	49
2026	(641)	704	63
Thereafter	(3,586)	8,921	5,335
Total	$(6,408)	$11,909	$5,501
4. Leases
As Lessor
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more tenant renewal options. The Company’s leases provide for annual base rental payments (generally payable in monthly installments) and generally provide for increases in rent based on fixed contractual terms or as a result of increases in the Consumer Price Index.
Substantially all of the Company's leases are triple-net, which means that the lessees are responsible for paying all property operating expenses, including maintenance, insurance, utilities, property taxes and, if applicable, ground rent expense; therefore, the Company is generally not responsible for repairs or other capital expenditures related to the properties while the triple-net leases are in effect and, at the end of the lease term, the lessees are responsible for returning the property to the Company in a substantially similar condition as when they took possession. Some of the Company’s leases provide that in the event the Company wishes to sell the property subject to that lease, it first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which it intends to accept for the sale of the property.
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of September 30, 2022 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
October 1 - December 31, 2022	$69,504
2023	280,157
2024	282,126
2025	281,990
2026	284,210
Thereafter	3,093,923
Total	$4,291,910

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
The fixed and variable components of lease revenues for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Fixed lease revenues	$67,628	$54,468	$198,615	$151,544
Variable lease revenues (1)	705	616	1,988	1,700
Total lease revenues (2)	$68,333	$55,084	$200,603	$153,244
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the Company's adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of September 30, 2022, the Company’s right of use ("ROU") assets and lease liabilities were $7.5 million and $9.2 million, respectively. As of December 31, 2021, the Company’s ROU assets and lease liabilities were $7.4 million and $9.4 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	22.6	21.5
Weighted average discount rate	6.10%	6.08%
Upon adoption of ASC 842 (see Note 2—Summary of Significant Accounting Policies), ground lease rents are no longer presented on a net basis and instead are reflected on a gross basis in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

The following table sets forth the details of rent expense for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Fixed rent expense - ground leases	$245	$239	$725	$718
Fixed rent expense - office and equipment leases	128	168	384	423
Variable rent expense	—	—	—	—
Total rent expense	$373	$407	$1,109	$1,141
As of September 30, 2022, future lease payments due over the next five years and thereafter from the Company under the ground, office and equipment leases where the Company is directly responsible for payment and under the ground leases where the Company’s tenants are directly responsible for payment were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
October 1 - December 31, 2022	$129	$39	$208	$376
2023	525	131	733	1,389
2024	531	24	688	1,243
2025	538	—	613	1,151
2026	—	—	618	618
Thereafter	—	—	15,104	15,104
Total	$1,723	$194	$17,964	19,881
Present value discount				(10,644)
Lease liabilities				$9,237
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of September 30, 2022 and December 31, 2021:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	3.3%	1.3%
2027 Term Loan	February 2027	430,000	430,000	4.0%	1.6%
2028 Term Loan	January 2028	250,000	—	3.3%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	—	144,000	—%	1.3%
Total principal outstanding		$1,280,000	$1,174,000	3.4%	2.0%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of September 30, 2022:

(in thousands)	2024 Term Loan	2027 Term Loan	2028 Term Loan	Senior Unsecured Notes	Revolving Credit Facility	Total
October 1 - December 31, 2022	$—	$—	$—	$—	$—	$—
2023	—	—	—	—	—	—
2024	200,000	—	—	—	—	200,000
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
Thereafter	—	430,000	250,000	400,000	—	1,080,000
Total	$200,000	$430,000	$250,000	$400,000	$—	$1,280,000
The Company was in compliance with all financial covenants and was not in default of any provisions under any of its outstanding indebtedness as of September 30, 2022 or December 31, 2021.
Revolving Credit Facility, 2024 Term Loan and 2028 Term Loan
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
In February 2022, the Company entered into an amendment to the Amended Credit Agreement (as so amended, the "Credit Agreement") and, pursuant to such amendment, among other things, the availability of extensions of credit under the Revolving Credit Facility was increased to $600.0 million, the accordion feature was increased to $600.0 million, the borrowing base limitation on borrowings thereunder was removed, the leverage-based margin applicable to borrowings under the Revolving Credit Facility was reduced, the LIBOR reference rate was replaced with reference to the Adjusted Term SOFR rate, consistent with market practice, and the composition and extent of lender participation under the Revolving Credit Facility was changed. During the nine months ended September 30, 2022, in connection with this amendment, the Company recorded a $0.1 million loss on debt extinguishment related to the write-off of certain deferred financing costs on the Revolving Credit Facility.
Prior to the February 2022 amendment, the Revolving Credit Facility had a term of four years beginning on April 12, 2019, with an extension option of up to six months exercisable by the Operating Partnership, subject to certain conditions, and the 2024 Term Loan was set to mature on April 12, 2024. The loans under each of the Revolving Credit Facility and the 2024 Term Loan initially bore interest at an annual rate of applicable LIBOR plus the applicable margin (which applicable margin varied between the Revolving Credit Facility and the 2024 Term Loan). The applicable LIBOR was the rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin was initially a spread set according to a leverage-based pricing grid.
The Revolving Credit Facility matures on February 10, 2026, with two extension options of six months each, exercisable by the Operating Partnership subject to the satisfaction of certain conditions. The 2024 Term Loan matures on April 12, 2024. The loans under each of the Revolving Credit Facility and the 2024 Term Loan initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the 2024 Term Loan). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are initially a spread and rate, as applicable, set according to a leverage-based pricing grid. At the Operating Partnership's election, on and after receipt of an investment grade corporate credit rating from S&P, Moody's or Fitch, the applicable margin and the revolving facility fee rate will be a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch.

In July 2022, the Credit Agreement was further amended to provide for an additional $400.0 million of second tranche term loans, which may be borrowed on a delayed draw basis (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150 million was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing for all borrowings under the Credit Agreement is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch), and reset the accordion feature to maintain the $600.0 million availability thereunder.
Each of the Revolving Credit Facility, the 2024 Term Loan and the 2028 Term Loan is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions exceeds the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the 2024 Term Loan and 2028 Term Loan cannot be reborrowed. The Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $600.0 million.
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
The following table presents information about the Revolving Credit Facility for the periods presented:

	Nine months ended September 30,
(in thousands)	2022	2021
Balance on January 1,	$144,000	$18,000
Borrowings	299,000	179,000
Repayments	(443,000)	(197,000)
Balance on September 30,	$—	$—
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$676	$264	$2,577	$1,035
Amortization of deferred financing costs	295	291	923	874
Total	$971	$555	$3,500	$1,909
Total deferred financing costs, net, of $4.0 million and $1.4 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company had $600.0 million and $256.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
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

In February 2022, the Company entered into an amendment to the 2027 Term Loan to, among other things, reduce the leverage-based margin applicable to borrowings, extend the maturity date of the 2027 Term Loan to February 18, 2027, replace the LIBOR reference rate with reference to the Adjusted Term SOFR rate, consistent with market practice, and change the composition and extent of lender participation under the 2027 Term Loan. During the nine months ended September 30, 2022, in connection with this amendment, the Company recorded a $2.1 million loss on debt extinguishment related to fees and the write-off of certain deferred financing costs on the 2027 Term Loan.
In August 2022, The Company entered into an amendment to the 2027 Term Loan to make certain changes to provisions relating to the rates and other matters to reflect changes in market standards.
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
The following table presents information about aggregate interest expense related to the 2024 Term Loan, 2027 Term Loan and 2028 Term Loan:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$6,594	$2,503	$12,038	$7,378
Amortization of deferred financing costs	236	178	557	534
Total	$6,830	$2,681	$12,595	$7,912
Total deferred financing costs, net, of $4.8 million and $3.0 million related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
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

The following is a summary of the senior unsecured notes outstanding as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	Maturity Date	Interest Payment Dates	Stated Interest Rate	Principal Outstanding
2031 Notes	July 15, 2031	January 15 and July 15	2.95%	$400,000
The Company's senior unsecured notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership's option, at a redemption price equal to the sum of:
•100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date; and
•a make-whole premium calculated in accordance with the indenture governing the notes.
The following table presents information about interest expense related to the senior unsecured notes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$2,928	$2,927	$8,783	$3,025
Amortization of deferred financing costs and original issue discount	141	141	422	152
Total	$3,069	$3,068	$9,205	$3,177
Total deferred financing costs, net, of $4.2 million and $4.5 million related to the senior unsecured notes are included within Senior unsecured notes, net on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
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
The following table presents information about interest expense related to the Master Trust Funding Program:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$—	$—	$—	$3,551
Amortization of deferred financing costs	—	—	—	312
Total	$—	$—	$—	$3,863
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company’s borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $17.5 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of September 30, 2022, there were no events of default related to the Company's derivative financial instruments.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	Fair value of Asset/(Liability)
					September 30, 2022	December 31, 2021
Interest Rate Swap(1)	1.96%	05/14/2019	04/12/2024	$100,000	$3,381	$(2,747)
Interest Rate Swap(1)	1.95%	05/14/2019	04/12/2024	50,000	1,702	(1,374)
Interest Rate Swap(1)	1.94%	05/14/2019	04/12/2024	50,000	1,695	(1,377)
Interest Rate Swap(1)	1.52%	12/09/2019	11/26/2026	175,000	15,663	(3,444)
Interest Rate Swap(1)	1.51%	12/09/2019	11/26/2026	50,000	4,547	(996)
Interest Rate Swap(1)	1.49%	12/09/2019	11/26/2026	25,000	2,253	(481)
Interest Rate Swap(1)	1.26%	07/09/2020	11/26/2026	100,000	9,903	(790)
Interest Rate Swap(1)	1.28%	07/09/2020	11/26/2026	80,000	7,906	(629)
Interest Rate Swap	3.19%	09/26/2022	01/25/2028	50,000	1,314	—
Interest Rate Swap	3.35%	09/26/2022	01/25/2028	50,000	953	—
Interest Rate Swap	3.36%	09/26/2022	01/25/2028	25,000	458	—
Interest Rate Swap	3.43%	09/26/2022	01/25/2028	50,000	748	—
Interest Rate Swap	3.71%	09/26/2022	01/25/2028	50,000	101	—
Interest Rate Swap	3.70%	09/26/2022	01/25/2028	25,000	33	—
				$880,000	$50,657	$(11,838)
_____________________________________
(1)In June 2022, the Company converted the reference rate used in these interest rate swaps from 1-month LIBOR to 1-month Adjusted Term SOFR.

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
The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Other comprehensive income (loss)	$22,836	$2,779	$61,981	$13,695
As of September 30, 2022, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $51.3 million. As of December 31, 2021, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $11.8 million. As of September 30, 2022, there were no derivatives in a net liability position and, as of December 31, 2021, there were no derivatives in a net asset position.
During the three months ended September 30, 2022, the Company recorded a gain on the change in fair value of its interest rate swaps of $0.7 million, which was included in interest expense in the Company's consolidated statements of operations. During the three months ended September 30, 2021 and the nine months ended September 30, 2022 and 2021, the Company recorded a loss on the change in fair value of its interest rate swaps of $2.7 million, $3.3 million and $7.6 million, respectively, which was included in interest expense in the Company's consolidated statements of operations.
As of September 30, 2022 and December 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $51.3 million asset and $11.9 million liability as of September 30, 2022 and December 31, 2021, respectively.
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
In August 2022, the Company completed a follow-on offering of 8,740,000 shares of its common stock, including 1,140,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $23.00 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $192.6 million.
At the Market Program
In May 2022, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $500 million (the "2022 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the 2022 ATM Program also permits the Company to enter into separate forward sale agreements with the identified forward purchasers. In connection with establishing the 2022 ATM Program, the Company terminated its prior at the market program, which it established in July 2021 (the “2021 ATM Program”) and no additional stock can be issued thereunder. Pursuant to the 2021 ATM Program, the Company could publicly offer and sell shares of its common stock with an aggregate gross sales price of up to $350 million and, prior to its termination, the Company issued common stock with an aggregate gross sales price of $348.1 million thereunder.
During the nine months ended September 30, 2022, the Company entered into a forward sale agreement with respect to 528,399 shares of its common stock sold under the 2022 ATM Program and settled this forward sale agreement in June 2022. As of September 30, 2022, the Company had no outstanding forward sale agreements. As of September 30, 2022, the Company issued common stock with an aggregate gross sales price of $53.2 million and could issue additional common stock with an aggregate gross sales price of up to $446.8 million under the 2022 ATM Program. As the context requires, the 2022 ATM Program, the 2021 ATM Program and prior ATM programs are referred to herein as the “ATM Program."
The following table details information related to activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Shares of common stock sold	952,201	3,362,712	8,836,684	6,721,554
Weighted average sale price per share	$21.57	$30.51	$24.08	$27.15
Gross proceeds	$20,535	$102,590	$212,824	$182,510
Net proceeds	$20,283	$101,125	$210,334	$179,628
Dividends on Common Stock
During the nine months ended September 30, 2022 and 2021, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
September 2, 2022	September 30, 2022	October 14, 2022	$0.27	$38,533
June 2, 2022	June 30, 2022	July 14, 2022	$0.27	$35,916
March 14, 2022	March 31, 2022	April 13, 2022	$0.26	$34,188
September 2, 2021	September 30, 2021	October 14, 2021	$0.25	$30,397
May 27, 2021	June 30, 2021	July 15, 2021	$0.25	$29,559
March 5, 2021	March 31, 2021	April 15, 2021	$0.24	$26,265
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
As of September 30, 2022, the Company held 142,377,215 OP Units, representing a 99.6% limited partner interest in the Operating Partnership. As of the same date, former members of EPRT Holdings, LLC (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. As of December 31, 2021, the Company held 124,649,053 OP Units, representing a 99.6% limited partner interest in the Operating Partnership. As of the same date, the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.

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
The following table presents information about the Company’s restricted stock awards ("RSAs") and restricted stock units ("RSUs") during the nine months ended September 30, 2022 and 2021:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2021	240,598	$13.73	321,602	$25.27
Granted	—	—	213,686	31.78
Vested	(221,694)	13.70	(69,702)	18.74
Forfeited	—	—	(7,717)	23.52
Unvested, September 30, 2021	18,904	$14.12	457,869	$29.33

Unvested, January 1, 2022	18,904	$14.12	454,692	$29.39
Granted	—	—	607,135	29.08
Vested	(9,865)	14.12	(240,463)	25.77
Forfeited	—	—	(501)	27.25
Unvested, September 30, 2022	9,039	$14.12	820,863	$30.22
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

The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Compensation cost recognized in general and administrative expense	$32	$35	$96	$1,513
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	2	5	6	65
Fair value of shares vested during the period	—	—	139	3,037
The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Total unrecognized compensation cost	$34	$130
Weighted average period over which compensation cost will be recognized (in years)	0.3	1.0
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
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the performance period of the award. In January 2022, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs granted in 2019 and concluded that 78,801 RSUs should be awarded. 50% of these RSUs vested immediately and the remaining 50% vest on December 31, 2022, subject to the recipient's continued provision of service to the Company through such date. During the three and nine months ended September 30, 2022, the Company recorded $0.3 million and $1.9 million, respectively, of compensation expense with respect to these performance-based RSUs granted in 2019. As of September 30, 2022, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2020, 2021 and 2022. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the three and nine months ended September 30, 2022 and 2021.
In 2020, 2021 and during the nine months ended September 30, 2022, the Company issued an aggregate of 157,943, 118,921, and 199,581 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.

In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plan. These RSUs vest based on the compound annual growth rate of the Company's adjusted funds from operations ("AFFO CAGR") over a five year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of September 30, 2022, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded $0.2 million and $0.7 million of compensation expense based off of this estimate during the three and nine months ended September 30, 2022, respectively.
A portion of the RSUs that vested in 2022 and 2021 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Compensation cost recognized in general and administrative expense	$2,203	$1,068	$7,165	$3,041
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	91	56	274	184
Fair value of units vested during the period	414	414	5,737	1,306
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Total unrecognized compensation cost	$15,970	$7,735
Weighted average period over which compensation cost will be recognized (in years)	2.9	2.3
10. Net Income Per Share
The Company computes net income per share pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of restricted stock units with a market-based or service-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in thousands)	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$36,591	$27,646	$99,221	$66,421
Less: net income attributable to non-controlling interests	(163)	(139)	(441)	(335)
Less: net income allocated to unvested restricted common stock and RSUs	(93)	(61)	(280)	(249)
Net income available for common stockholders: basic	36,335	27,446	98,500	65,837
Net income attributable to non-controlling interests	163	139	441	335
Net income available for common stockholders: diluted	$36,498	$27,585	$98,941	$66,172

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	139,077,229	119,249,551	132,447,198	114,379,344
Less: weighted average number of shares of unvested restricted common stock	(9,041)	(18,906)	(9,041)	(155,758)
Weighted average shares outstanding used in basic net income per share	139,068,188	119,230,645	132,438,157	114,223,586
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847	553,847
Unvested restricted common stock and RSUs	268,658	514,188	329,983	562,223
Weighted average shares outstanding used in diluted net income per share	139,890,693	120,298,680	133,321,987	115,339,656
_____________________________________
(1)The three months ended September 30, 2022 exclude the impact of 198,126 unvested RSUs, respectively, as the effect would have been antidilutive. The nine months ended September 30, 2022 exclude the impact of 191,042 unvested RSUs, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of September 30, 2022, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $40.1 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of September 30, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
401(k) matching contributions	$33	$29	$240	$149
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2022 and December 31, 2021. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan as of September 30, 2022 and December 31, 2021 approximate fair value.

The estimated fair value of the Company's indebtedness under its senior unsecured notes has been based primarily on quoted prices in active markets that the Company has the ability to access at the measurement date. The measurement is classified as Level 1 within the fair value hierarchy. As of September 30, 2022, the Company's senior unsecured notes had an aggregate carrying value of $400 million (excluding net deferred financing costs of $4.2 million and net discount of $0.7 million) and an estimated value of $338.6 million. As of December 31, 2021, the Company's senior unsecured notes had an aggregate carrying value of $400 million (excluding net deferred financing costs of $4.5 million and net discount of $0.8 million) and an estimated fair value of $400.6 million.
The Company measures its derivative financial instruments at fair value on a recurring basis. The fair values of the Company’s derivative financial instruments were determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of the derivative financial instruments. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While it was determined that the majority of the inputs used to value the derivatives fall within Level 2 of the fair value hierarchy under authoritative accounting guidance, the credit valuation adjustments associated with the derivatives also utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of September 30, 2022 and December 31, 2021, the significance of the impact of the credit valuation adjustments on the overall valuation of the derivative financial instruments was assessed and it was determined that these adjustments were not significant to the overall valuation of the derivative financial instruments. As a result, it was determined that the derivative financial instruments in their entirety should be classified in Level 2 of the fair value hierarchy. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of its interest rate swap contracts to be a $50.7 million asset and a $11.8 million liability, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of September 30, 2022. The Company did not record any impairment and therefore did not make any real estate fair value estimates as of December 31, 2021.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Non-financial assets:
Long-lived assets	$2,267	$2,267	$—	$—	$2,267
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

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Restaurant - Selma AL	$367	Discounted cash flow approach	Terminal Value:8.00% Discount Rate:8.50%
Industrial - Tyler, TX	$1,900	Sales comparison approach	Comparable sales price
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

13. Subsequent Events
The Company has evaluated all events and transactions that occurred after September 30, 2022 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
2028 Term Loan Additional Borrowing
In October 2022, the Company borrowed the remaining $150.0 million available under the 2028 Term Loan and, following this borrowing, the Company had $400.0 million in aggregate principal outstanding under the 2028 Term Loan. In October 2022, the Company entered into an interest rate swap to effectively fix the interest rate with respect to $50.0 million of the new borrowings.
Investment Activity
Subsequent to September 30, 2022, the Company invested in fourteen real estate properties for an aggregate investment amount (including acquisition-related costs) of $56.2 million and invested $2.5 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs. In addition, the Company invested $0.9 million in mortgage loans receivable subsequent to September 30, 2022.
Subsequent to September 30, 2022, the Company sold or transferred its investment in two real estate properties for an aggregate gross sales price of $7.5 million and incurred approximately $0.3 million of disposition costs related to these transactions.

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
•any ongoing adverse impact of the COVID-19 pandemic or other similar outbreaks on the Company and its tenants; and
•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate properties where a tenant conducts activities that are essential to the generation of the tenant’s sales and profits. As of September 30, 2022, 93.1% of our $277.3 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on September 30, 2022 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We have elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of September 30, 2022, we had a portfolio of 1,572 properties (inclusive of 146 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $277.3 million and was 99.8% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of September 30, 2022, our portfolio was 99.8% occupied by 329 tenants operating 486 different brands, or concepts, in 16 industries across 48 states, with none of our tenants contributing more than 3.7% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of September 30, 2022, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with 4.2% of our annualized base rent attributable to leases expiring prior to January 1, 2027. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended September 30, 2022, approximately 88.9% of our investments were sale-leaseback transactions.
Rent Coverage Ratio and Tenant Financial Reporting. As of September 30, 2022, our portfolio’s weighted average rent coverage ratio was 4.2x, and 98.5% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting.
Contractual Base Rent Escalation. As of September 30, 2022, 98.1% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of September 30, 2022, our average investment per property was $2.4 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Significant Use of Master Leases. As of September 30, 2022, 64.2% of our annualized base rent was attributable to master leases.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce businesses. Our properties are generally subject to long-term net leases that we believe provide us with a stable base of revenue from which to grow our business. As of September 30, 2022, we had a portfolio of 1,572 properties, with annualized base rent of $277.3 million. These properties were carefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 329 tenants operating 486 different concepts across 48 states and 16 industries. None of our tenants contributed more than 3.7% of our annualized base rent as of September 30, 2022, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of its annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses such as early childhood education, restaurants (primarily quick service restaurants), car washes, medical and dental services, automotives services, convenience stores and equipment rental, which we believe are generally more insulated from e-commerce pressure than many others. As of September 30, 2022, 93.1% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
•We believe that our portfolio’s diversity and our rigorous and disciplined underwriting decrease the impact on us of an adverse event affecting a specific tenant, industry or region, and our focus on leasing to tenants in industries that we believe are well-positioned to withstand competition from e-commerce businesses increases the stability and predictability of our rental revenue.
Differentiated Investment Strategy. We seek to acquire and lease freestanding, single-tenant commercial real estate facilities where a tenant conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to unrated middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into lease agreements that provide us with attractive risk-adjusted returns. Furthermore, many net-lease transactions with middle-market companies involve properties that are individually relatively small, which allows us to avoid concentrating a large amount of capital in individual properties. We maintain close relationships with our tenants, which we believe allows us to source additional investments and become the capital provider of choice as our tenants’ businesses grow and their real estate needs increase.
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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of September 30, 2022, leases contributing 98.5%of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.8% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
Experienced and Proven Management Team. Our senior management has significant experience in the net-lease industry and a track record of growing net-lease businesses to significant scale.
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of September 30, 2022, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 86.8% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 84.1% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating primarily sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant and industry diversification. As of September 30, 2022, exclusive of the Initial Portfolio, 86.8% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions and 84.1% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of September 30, 2022, exclusive of the Initial Portfolio, approximately 45.4% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
Focus on Middle-Market Companies in Service-Oriented or Experience-Based Businesses. We primarily focus on investing in properties that we lease on a long-term, triple-net basis to middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe properties leased to middle-market companies may offer us the opportunity to achieve superior risk-adjusted returns as a result of our extensive and disciplined credit and real estate analysis, lease structuring and portfolio composition. We believe our capital solutions are attractive to middle-market companies, as such companies often have limited financing options as compared to larger, investment grade rated organizations. We also believe that, in many cases, smaller transactions with middle- market companies will allow us to maintain and grow our portfolio’s diversification. Middle-market companies are often willing to enter into leases with structures and terms that we consider attractive (such as master leases and leases that require ongoing tenant financial reporting) and believe contribute to the stability of our rental revenue.
•In addition, we emphasize investments in properties leased to tenants engaged in service-oriented or experience-based businesses, such as early childhood education, restaurants (primarily quick service restaurants), car washes, medical and dental services, automotive services, convenience stores and equipment rental, as we believe these businesses are generally more insulated from e-commerce pressure than many others.
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and with tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of September 30, 2022, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with 4.2% of our annualized base rent attributable to leases expiring prior to January 1, 2027. In addition, 98.1% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. We have access to multiple sources of debt capital, including, but not limited to, the public unsecured debt market, asset-backed bond market, through our Master Trust Funding Program, and bank debt, such as through our revolving credit facility and unsecured term loan facilities. We believe that our level of net debt, over time, should generally be less than six times our annualized adjusted EBITDAre (as defined in "Non-GAAP Financial Measures" below) on a quarterly and annual basis.
Historical Investment and Disposition Activity
The following table sets forth select information about our quarterly investment activity for the quarters ended December 31, 2020 through September 30, 2022 (dollars in thousands):

	Three Months Ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Investment volume	$322,203	$237,795	$175,738	$195,454
Number of transactions	55	23	23	27
Property count	96	105	39	40
Avg. investment per unit	$3,230	$2,187	$3,870	$3,750
Cash cap rates [1]	6.9%	7.0%	7.0%	7.1%
GAAP cap rates [2]	7.8%	7.8%	8.0%	8.2%
Weighted average lease escalation	1.6%	1.4%	1.5%	1.6%
Master lease percentage [3,4]	59%	83%	86%	68%
Sale-leaseback percentage [3,5]	96%	100%	100%	89%
Existing relationship percentage	89%	83%	79%	94%
Percentage of financial reporting [3,6]	98%	100%	100%	100%
Rent coverage ratio	3.0x	3.3x	2.7x	4.4
Lease term (in years)	16.3	15	17.2	16.5

	Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Investment volume	$244,078	$197,816	$223,186	$230,755
Number of transactions	33	22	34	31
Property count	108	74	94	85
Avg. investment per unit	$2,218	$2,650	$2,354	$2,676
Cash cap rates [1]	7.1%	7.0%	7.1%	7.0%
GAAP cap rates [2]	7.7%	7.9%	7.8%	7.9%
Weighted average lease escalation	1.4%	1.8%	1.4%	1.6%
Master lease percentage [3,4]	89%	79%	83%	80%
Sale-leaseback percentage [3,5]	88%	85%	88%	84%
Existing Relationship	89%	81%	97%	81%
Percentage of financial reporting [3,6]	100%	100%	100%	100%
Rent coverage ratio	3.6x	3.0x	2.7x	2.8x
Lease term (in years)	16.3	16.1	13.5	16.4
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
The following table sets forth select information about our quarterly disposition activity for the quarters ended December 31, 2020 through September 30, 2022 (dollars in thousands):

	Three Months Ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Disposition volume[1]	$4,466	$18,443	$26,091	$35,513
Cash cap rate on leased assets [2]	6.0%	7.1%	6.2%	6.2%
Leased properties sold [3]	2	6	8	12
Vacant properties sold [3]	—	—	—	—

	Three Months Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Disposition volume[1]	$39,042	$25,197	$19,578	$10,089
Cash cap rate on leased assets [2]	7.4%	7.1%	7.1%	6.5%
Leased properties sold [3]	21	15	6	11
Vacant properties sold [3]	2	1	1	—
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
Liquidity and Capital Resources
As of September 30, 2022, we had $3.6 billion of net investments in our income property portfolio, consisting of investments in 1,572 properties (inclusive of 146 properties which secure our investments in mortgage loans receivable), with annualized base rent of $277.3 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our business consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy of our portfolio was 99.8% as of September 30, 2022 and, because substantially all of our leases are triple-net (with our tenants generally responsible for the maintenance, insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant because the tenant has vacated the property due to default or at the expiration of the lease term without a renewal or new lease being executed, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of September 30, 2022, three of our properties were vacant and the remaining properties in our portfolio were subject to a lease. We expect to incur some property costs from time to time in periods during which properties that are not subject to a net lease are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant commercial properties. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 45 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of September 30, 2022, we agreed to provide construction financing or reimburse a tenant for certain development, construction and renovation costs in an aggregate amount of $139.4 million, and, as of such date, we funded $99.3 million of this commitment. We expect to fund the remainder of this commitment by September 30, 2023.
Additionally, as of October 21, 2022, we were under contract to acquire 14 properties with an aggregate purchase price of $49.1 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, borrowings, primarily under our Revolving Credit Facility, and through proceeds generated from our ATM Program.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. During the nine months ended September 30, 2022, our board of directors declared total cash distributions of $0.80 per share of common stock. Holders of limited partnership interests in our Operating Partnership ("OP Units") and RSU's are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the nine months ended September 30, 2022, we paid $103.0 million of dividends and distributions to common stockholders and OP Unit holders, and as of September 30, 2022, we recorded $38.7 million of dividends and distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not structured as REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are met through our use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term debt typically on a fixed-rate and unsecured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our existing portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows on our leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment.
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
As of September 30, 2022, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt through hedging strategies and our weighted average debt maturity was 5.5 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year.
Future sources of debt capital may include public issuances of senior unsecured notes, term borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at September 30, 2022, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of September 30, 2022 and December 31, 2021:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	3.3%
2027 Term Loan	February 2027	430,000	430,000	2.4%	3.0%
2028 Term Loan	January 2028	250,000	—	4.4%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	144,000	—%	1.3%
Total principal outstanding		$1,280,000	$1,174,000	3.1%	2.9%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.

Unsecured Revolving Credit Facility and 2024/2028 Term Loan
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was amended on July 25, 2022 (the "Credit Agreement") and provides for revolving loans of up to $600.0 million (the "Revolving Credit Facility") and an additional $600.0 million of term loans, consisting of a $200.0 million initial term loan (the "2024 Term Loan") and a $400.0 million second tranche term loan (the “2028 Term Loan” and, together with the 2024 Term Loan, the “2024/2028 Term Loan”). Concurrently with the closing of a July 25, 2022 amendment, $250.0 million of the 2028 Term Loan was drawn and the remaining $150.0 million of the 2028 Term Loan was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch) and reset the accordion feature to maintain the $600.0 million availability thereunder.
The Revolving Credit Facility matures on February 10, 2026, with two extension options of six months each, exercisable by the Operating Partnership subject to the satisfaction of certain conditions. The 2024 Term Loan matures on April 12, 2024 and the 2028 Term Loan matures on January 25, 2028. The loans under each of the Revolving Credit Facility and the 2024/2028 Term Loan initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the 2024/2028 Term Loan). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch.
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
The Operating Partnership is the borrower under the Credit Agreement, and we and each of the subsidiaries of the Operating Partnership that owns a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. As of September 30, 2022, we were in compliance with these covenants.
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
2027 Term Loan
On February 18, 2022, we, through our Operating Partnership, amended our existing $430.0 million term loan credit facility (the "2027 Term Loan") to, among other things, reduce the Applicable Margin, extend the maturity date to February 18, 2027 and make certain other changes consistent with market terms and conditions. In August 2022, the 2027 Term Loan was further amended to revise the applicable margin grid such that the applicable pricing is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 provided by S&P, Moody's and/or

Fitch). The 2027 Term Loan was available to be drawn in up to three draws during the six-month period beginning on November 26, 2019 and, as of September 30, 2022, we have borrowed the full $430.0 million available.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and our Company and each of its subsidiaries that owns a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to various restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios and a minimum level of tangible net worth. As of September 30, 2022, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain various restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2022, we were in compliance with these covenants.
Cash Flows
Comparison of the nine months ended September 30, 2022 and 2021
As of September 30, 2022, we had $136.3 million of cash and cash equivalents and $7.9 million of restricted cash as compared to $27.5 million and $0.0 million, respectively, as of September 30, 2021.
Cash Flows for the nine months ended September 30, 2022
During the nine months ended September 30, 2022, net cash provided by operating activities was $154.6 million and our net income was $99.2 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest income and the level of our operating expenses and general and administrative costs. In addition, our cash inflows from operating activities reflect adjustments for non-cash items including depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other non-cash interest expense, loss on debt extinguishment of $2.1 million, the provision for impairment of real estate of $10.5 million, offset by $18.1 million of gains on dispositions of real estate, net, and $16.1 million related to the recognition of straight-line rent receivables. In addition, our cash provided by operating activities reflects the adjustment to add back the non-cash impact of $7.3 million of equity-based compensation expense.

Net cash used in investing activities during the nine months ended September 30, 2022 was $466.0 million. Our net cash used in investing activities generally reflects the funds deployed in our investments in real estate, including capital expenditures and the development of our construction in progress, and in loans receivable, which totaled $604.0 million in the aggregate for the quarter. These cash outflows were partially offset by $80.0 million of proceeds from sales of investments, net of disposition costs, and $58.6 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $395.9 million during the nine months ended September 30, 2022 reflected net cash inflows of $403.9 million from the issuance of common stock and $299.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset primarily by repayments of $443.0 million of borrowings under the Revolving Credit Facility and the payment of $103.0 million in dividends.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2022.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of September 30, 2022:

	Payment due by period
(in thousands)	Total	October 1 - December 31, 2022	2023 - 2024	2025 - 2026	Thereafter
Unsecured term loans	$880,000	$—	$200,000	$—	$680,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—		—
Tenant Construction Financing and Reimbursement Obligations (1)	40,105	—	40,105	—	—
Operating Lease Obligations (2)	19,881	376	2,632	1,769	15,104
Total	$1,339,986	$376	$242,737	$1,769	$1,095,104
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.
(2)Includes $18.0 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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
Our Real Estate Investment Portfolio
As of September 30, 2022, we had a portfolio of 1,572 properties, including 146 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $277.3 million. Our 329 tenants operate 486 different concepts in 16 industries across 48 states. None of our tenants represented more than 3.7% of our portfolio at September 30, 2022, and our top ten largest tenants represented 19.4% of our annualized base rent as of that date.
Diversification by Tenant
As of September 30, 2022, our top ten tenants included the following concepts: EquipmentShare, Chicken N Pickle , Captain D's, Cadence Education, WhiteWater Express Car Wash, Festival Foods, Track Holdings, Mammoth Holdings, Mister Car Wash and Spare Time. Our 1,569 leased properties are operated by our 329 tenants. The following table details information about our tenants and the related concepts as of September 30, 2022 (dollars in thousands):

Tenant(1)	Concept	Number of Properties(2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com INC	EquipmentShare	34	$10,240	3.7%
CNP Holdings, LLC	Chicken N Pickle	6	5,546	2.0%
Captain D's, LLC	Captain D's	75	5,353	1.9%
Cadence Education, LLC	Various	23	4,941	1.8%
Whitewater Holding Company, LLC	WhiteWater Express Car Wash	16	4,892	1.8%
Mdsfest, INC.	Festival Foods	5	4,659	1.7%
The Track Holdings, LLC	Various	9	4,649	1.7%
Mammoth Holdings, LLC.	Various	17	4,521	1.6%
Car Wash Partners, INC.	Mister Car Wash	13	4,474	1.6%
Bowl New England, Inc.	Spare Time	6	4,443	1.6%
Top 10 Subtotal		204	53,718	19.4%
Other		1,365	223,559	80.6%
Total		1,569	$277,277	100.0%
_____________________________________
(1)Represents tenant or guarantor.
(2)Excludes three vacant properties.
As of September 30, 2022, our five largest tenants, who contributed 11.2% of our annualized base rent, had a rent coverage ratio of 5.4x and our ten largest tenants, who contributed 19.4% of our annualized base rent, had a rent coverage ratio of 4.5x.
As of September 30, 2022, 94.5% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 486 concepts. The following table details those concepts as of September 30, 2022 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)
EquipmentShare	Service	$10,240	3.7%	34	647,970
Captain D's	Service	6,595	2.4%	88	228,470
Chicken N Pickle	Experience	5,546	2.0%	6	202,057
WhiteWater Express Car Wash	Service	4,892	1.8%	16	77,746
Festival Foods	Retail	4,659	1.7%	5	379,640
Mister Car Wash	Service	4,475	1.6%	13	54,621
Spare Time	Experience	4,443	1.6%	6	272,979
The Nest Schools	Service	4,146	1.5%	17	217,282
Applebee's	Service	4,113	1.5%	27	134,304
Zaxby's	Service	4,062	1.5%	22	76,790
Top 10 Subtotal		53,171	19.3%	234	2,291,859
Other		224,106	80.7%	1,335	12,521,646
Total		$277,277	100.0%	1,569	14,813,505
_____________________________________
(1)Excludes three vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of September 30, 2022 (dollars in thousands):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Early Childhood Education	Service	$37,507	13.5%	169	1,774,859	$21.00
Quick Service	Service	34,956	12.6%	402	1,107,012	31.55
Medical / Dental	Service	31,744	11.4%	186	1,344,356	23.61
Car Washes	Service	30,606	11.0%	105	562,678	54.39
Automotive Service	Service	23,481	8.5%	179	1,115,089	20.84
Casual Dining	Service	17,809	6.4%	97	607,702	28.41
Convenience Stores	Service	15,349	5.6%	136	518,011	30.01
Equipment Rental and Sales	Service	13,498	4.9%	51	929,605	13.82
Other Services	Service	5,589	2.0%	25	291,352	19.18
Pet Care Services	Service	4,990	1.8%	46	371,069	14.40
Family Dining	Service	4,717	1.7%	32	179,942	26.21
Service Subtotal		220,246	79.4%	1,428	8,801,675	24.95
Entertainment	Experience	21,604	7.8%	39	1,103,950	20.51
Health and Fitness	Experience	11,894	4.3%	30	1,112,394	9.92
Movie Theatres	Experience	4,301	1.6%	6	293,206	14.67
Experience Subtotal		37,799	13.7%	75	2,509,550	15.05
Grocery	Retail	9,725	3.5%	28	1,341,200	7.25
Home Furnishings	Retail	2,048	0.7%	4	217,339	9.42
Retail Subtotal		11,773	4.2%	32	1,558,539	7.55
Building Materials	Industrial	3,855	1.4%	23	1,257,017	3.07
Other Industrial	Industrial	3,604	1.3%	11	686,724	5.25
Industrial Subtotal		7,459	2.7%	34	1,943,741	3.84
Total/Weighted Average		$277,277	100.0%	1,569	14,813,505	$18.66
_____________________________________
(1)Excludes three vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 1,572 properties are located in 48 states. The following table details the geographical locations of our properties as of September 30, 2022 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$37,784	13.6%	186	1,849,277
Ohio	19,606	7.1%	141	1,096,957
Florida	18,931	6.8%	77	728,112
Georgia	18,245	6.6%	111	629,167
Wisconsin	12,806	4.6%	56	765,929
Missouri	10,912	3.9%	57	769,969
North Carolina	10,749	3.9%	55	623,665
Michigan	9,059	3.3%	58	934,058
Oklahoma	8,098	2.9%	49	502,635
Arizona	7,830	2.8%	43	373,163
Alabama	7,598	2.7%	50	458,898
Minnesota	7,246	2.6%	36	496,939
Arkansas	7,035	2.5%	54	447,342
Illinois	6,947	2.5%	42	291,492
Tennessee	6,755	2.4%	43	228,409
New York	6,569	2.4%	45	225,126
Pennsylvania	5,869	2.1%	34	331,094
Massachusetts	5,844	2.1%	29	406,159
Colorado	5,617	2.0%	27	262,068
New Jersey	5,144	1.9%	19	121,198
South Carolina	4,937	1.8%	32	337,299
Kansas	4,779	1.7%	22	218,430
Mississippi	4,738	1.7%	41	271,991
Iowa	4,635	1.7%	29	226,033
Kentucky	3,899	1.4%	36	193,546
New Mexico	3,362	1.2%	22	130,210
Connecticut	3,296	1.2%	13	217,985
California	3,059	1.1%	15	151,566
Nevada	2,757	1.0%	9	85,158
Indiana	2,703	1.0%	22	182,964
New Hampshire	2,471	0.9%	12	218,350
South Dakota	2,410	0.9%	9	124,912
Louisiana	2,358	0.9%	13	124,161
Virginia	2,312	0.8%	11	198,245
Maryland	2,271	0.8%	9	79,028
Washington	1,685	0.6%	11	87,243
West Virginia	1,636	0.6%	24	66,746
Oregon	1,261	0.5%	8	127,673
Utah	945	0.3%	2	67,659
Nebraska	877	0.3%	9	33,103
Maine	509	0.2%	1	32,115
Wyoming	442	0.2%	2	14,001
Idaho	403	0.1%	1	35,433
Alaska	246	0.1%	2	6,630
Vermont	217	0.1%	2	30,508
North Dakota	197	0.1%	1	13,050
Rhode Island	164	0.1%	1	5,800
Montana	64	0.0%	1	—
Total	$277,277	100.0%	1,572	14,821,496

Lease Expirations
As of September 30, 2022, the weighted average remaining term of our leases was 14.0 years (based on annualized base rent), with only 4.2% of our annualized base rent attributable to leases expiring prior to January 1, 2027. The following table sets forth our lease expirations for leases in place as of September 30, 2022 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(2)	Weighted Average Rent Coverage Ratio (3)
2022	$280	0.1%	4	2.1x
2023	1,436	0.5%	15	2.9x
2024	4,881	1.8%	47	6.0x
2025	2,246	0.8%	19	2.0x
2026	2,736	1.0%	17	4.4x
2027	6,899	2.5%	68	2.6x
2028	3,919	1.4%	12	2.2x
2029	5,665	2.0%	78	4.1x
2030	4,482	1.6%	49	6.7x
2031	13,735	5.0%	80	2.8x
2032	11,080	4.0%	45	3.8x
2033	8,134	2.9%	27	3.4x
2034	28,559	10.3%	206	5.9x
2035	14,628	5.3%	99	5.1x
2036	42,406	15.3%	182	3.4x
2037	21,452	7.7%	105	10.7x
2038	11,530	4.2%	78	2.5x
2039	20,726	7.5%	102	3.6x
2040	32,408	11.7%	151	2.7x
2041	22,661	8.2%	115	2.5x
Thereafter	17,414	6.2%	70	3.3x
Total/Weighted Average	$277,277	100.0%	1,569	4.2x
_____________________________________
(1)Expiration year of contracts in place as of September 30, 2022, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes three vacant properties.
(3)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of September 30, 2022, the weighted average rent coverage ratio of our portfolio was 4.2x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of September 30, 2022 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	73.9%
1.50x to 1.99x	13.5%
1.00x to 1.49x	7.5%
< 1.00x	3.7%
Not reported	1.4%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of September 30, 2022 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.5%	0.3%	0.2%	0.6%
B-	—%	0.1%	—%	—%	1.6%
B	—%	0.3%	1.5%	1.1%	0.7%
B+	0.1%	1.2%	0.5%	0.6%	3.4%
BB-	—%	0.2%	1.8%	1.7%	14.0%
BB	0.2%	0.5%	0.8%	2.1%	10.5%
BB+	—%	0.6%	0.2%	1.6%	8.3%
BBB-	—%	—%	0.4%	1.2%	8.1%
BBB	—%	0.4%	0.6%	3.1%	15.2%
BBB+	—%	0.1%	1.1%	0.3%	2.1%
A-	—%	—%	—%	0.5%	3.9%
A	—%	—%	—%	—%	2.8%
A+	—%	—%	—%	—%	0.8%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended September 30, 2022 and 2021

	Three months ended September 30,
(dollar amounts in thousands)	2022	2021	Change	%
Revenues:
Rental revenue	$66,525	$54,929	$11,596	21.1%
Interest on loans and direct financing lease receivables	3,719	4,574	(855)	(18.7)%
Other revenue, net	419	98	321	327.6%
Total revenues	70,663	59,601	11,062

Expenses:
General and administrative	7,868	5,596	2,272	40.6%
Property expenses	830	1,358	(528)	(38.9)%
Depreciation and amortization	22,054	17,355	4,699	27.1%
Provision for impairment of real estate	349	—	349	100.0%
Change in provision for loan losses	(30)	16	(46)	287.5%
Total expenses	31,071	24,325	6,746
Other operating income:
Gain on dispositions of real estate, net	6,329	1,343	4,986	371.3%
Income from operations	45,921	36,619	9,302
Other (expense)/income:
Loss on debt extinguishment	—	—	—	—%
Interest expense	(9,892)	(8,955)	(937)	(10.5)%
Interest income	752	37	715	1932.4%
Income before income tax expense	36,781	27,701	9,080
Income tax expense	190	55	135	245.5%
Net income	36,591	27,646	8,945
Net income attributable to non-controlling interests	(163)	(139)	24	17.3%
Net income attributable to stockholders	$36,428	$27,507	$8,921
Revenues:
Rental revenue. Rental revenue increased by $11.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio. Our real estate investment portfolio grew from 1,231 rental properties, representing $2.9 billion in net investments in real estate, as of September 30, 2021 to 1,417 rental properties, representing $3.6 billion in net investments in real estate, as of September 30, 2022. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2022 from acquisitions that were made during 2021 and early 2022. Another component of the increase in rental revenues between periods relates to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables decreased by $0.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the decrease in our mortgage loans receivable portfolio during 2022, which led to a lower average daily balance of loans receivable outstanding during the three months ended September 30, 2022.

Other revenue. Other revenue increased $0.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the receipt of loan prepayment fees during the three months ended September 30, 2022.
Expenses:
General and administrative. General and administrative expense increased by $2.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily related to an increase in non-cash share-based compensation of $1.1 million, salary expense and professional fees during the three months ended September 30, 2022.
Property expenses. Property expenses decreased by $0.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease in property expenses was primarily due to decreased insurance expenses, property taxes and property-related operational costs during the three months ended September 30, 2022 related to fewer vacant properties and moving tenants accounted for on a non-accrual basis back to accrual.
Depreciation and amortization. Depreciation and amortization expense increased by $4.7 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended September 30, 2022.
Provision for impairment of real estate. Impairment charges on real estate investments were $0.3 million for the three months ended September 30, 2022 and we recorded no impairment charges during the three months ended September 30, 2021. During the three months ended September 30, 2022, we recorded a provision for impairment on two of our real estate investments. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for loan losses. Provision for loan losses decreased $46.0 thousand for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $5.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We disposed of 12 and 11 real estate properties during the three months ended September 30, 2022 and 2021, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $0.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Interest income. Interest income increased by approximately $0.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in interest income was primarily due to higher interest rates, higher average daily cash balances in our interest-bearing bank accounts and investing in commercial paper during the three months ended September 30, 2022.
Income tax expense. Income tax expense increased by $0.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
Comparison of the nine months ended September 30, 2022 and 2021

	Nine months ended September 30,
(dollar amounts in thousands)	2022	2021	Change	%
Revenues:
Rental revenue	$199,726	$153,511	$46,215	30.1%
Interest income on loans and direct financing lease receivables	11,490	11,558	(68)	(0.6)%
Other revenue, net	1,014	150	864	576.0%
Total revenues	212,230	165,219	47,011

Expenses:
General and administrative	22,956	18,497	4,459	24.1%
Property expenses	2,668	3,946	(1,278)	(32.4)%
Depreciation and amortization	64,441	50,185	14,256	28.4%
Provision for impairment of real estate	10,541	6,120	4,421	72.2%
Change in provision for loan losses	136	(112)	248	221.4%
Total expenses	100,742	78,636	22,106
Other operating income:
Gain on dispositions of real estate, net	18,082	8,841	9,241	104.5%
Income from operations	129,570	95,424	34,146
Other (expense)/income:
Loss on debt extinguishment	(2,138)	(4,461)	(2,323)	52.1%
Interest expense	(28,242)	(24,444)	(3,798)	(15.5)%
Interest income	800	74	726	981.1%
Income (loss) before income tax expense (benefit)	99,990	66,593	33,397
Income tax expense (benefit)	769	172	597	347.1%
Net income	99,221	66,421	32,800
Net income attributable to non-controlling interests	(441)	(335)	106	31.6%
Net income attributable to stockholders	$98,780	$66,086	$32,694
Revenues:
Rental revenue. Rental revenue increased by $46.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,231 rental properties, representing $2.9 billion in net investments in real estate, as of September 30, 2021 to 1,417 rental properties, representing $3.6 billion in net investments in real estate, as of September 30, 2022. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2022 from acquisitions that were made during 2021 and early 2022.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables decreased by $0.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to a decrease in investments in loans receivable during 2022, leading to a lower average daily balance of loans receivable outstanding during the nine months ended September 30, 2022.
Other revenue. Other revenue increased by $0.9 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the receipt of loan prepayment fees during the nine months ended September 30, 2022.

Expenses:
General and administrative expenses. General and administrative expenses increased $4.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily related to an increase in non-cash share-based compensation of $2.7 million, salary expense and legal and professional fees incurred during the nine months ended September 30, 2022.
Property expenses. Property expenses decreased by $1.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease in property expenses was primarily due to decreased property taxes and property-related operational costs during the nine months ended September 30, 2022 as a result of fewer vacancies.
Depreciation and amortization expense. Depreciation and amortization expense increased by $14.3 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the nine months ended September 30, 2022.
Provision for impairment of real estate. Impairment charges on real estate investments were $10.5 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, we recorded a provision for impairment of real estate on 9 and 18 of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for loan losses. The change in our provision for loan losses was a $0.2 million increase for the nine months ended September 30, 2022. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $9.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. We disposed of 26 and 36 real estate properties during the nine months ended September 30, 2022 and 2021, respectively.
Other (expense)/income:
Loss on debt extinguishment. During the nine months ended September 30, 2022, we recorded a $2.1 million loss on debt extinguishment due to the write-off deferred financing costs and the payment of fees in conjunction with amendments to our term loans and revolving credit facility. During the nine months ended September 30, 2021, we recorded a $4.5 million loss on repayment of secured borrowings due to the premium paid in connection with the full repayment of our Series 2017-1 notes in June 2021 and the related write-off of deferred financing costs.
Interest expense. Interest expense increased by $3.8 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase is primarily related to our higher average outstanding debt balance and higher interest rates during the nine months ended September 30, 2022.
Interest income. Interest income increased by $0.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in interest income was primarily due to higher average daily cash balances in our interest-bearing bank accounts, higher interest rates, and investments in commercial paper during the nine months ended September 30, 2021
Income tax expense. Income tax expense increased by approximately $0.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to the accrual of income taxes for a transaction consummated through our taxable REIT subsidiary.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$36,591	$27,646	$99,221	$66,421
Depreciation and amortization of real estate	22,028	17,329	64,363	50,108
Provision for impairment of real estate	349	—	10,541	6,120
Gain on dispositions of real estate, net	(6,329)	(1,343)	(18,082)	(8,841)
FFO attributable to stockholders and non-controlling interests	52,639	43,632	156,043	113,808
Other non-recurring expenses (1)	250	—	2,388	4,461
Core FFO attributable to stockholders and non-controlling interests	52,889	43,632	158,431	118,269
Adjustments:
Straight-line rental revenue, net	(3,810)	(5,086)	(16,610)	(13,950)
Non-cash interest	645	488	1,995	1,407
Non-cash compensation expense	2,233	1,103	7,257	4,554
Other amortization expense	1,775	68	2,177	2,487
Other non-cash charges	(34)	15	126	(118)
Capitalized interest expense	(236)	(19)	(363)	(55)
AFFO attributable to stockholders and non-controlling interests	$53,462	$40,201	$153,013	$112,594
_____________________________________
(1)Includes $0.2 million of fees incurred in conjunction with the August 2022 amendment to our 2027 Term Loan during the three and nine months ended September 30, 2022, our $2.1 million loss on debt extinguishment during the nine months ended September 30, 2022 and our $4.5 million of loss on debt extinguishment during the nine months ended September 30, 2021.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$36,591	$27,646	$99,221	$66,421
Depreciation and amortization	22,054	17,355	64,441	50,185
Interest expense	9,892	8,955	28,242	24,444
Interest income	(752)	(37)	(800)	(74)
Income tax expense	190	55	769	172
EBITDA attributable to stockholders and non-controlling interests	67,975	53,974	191,873	141,148
Provision for impairment of real estate	349	—	10,541	6,120
Gain on dispositions of real estate, net	(6,329)	(1,343)	(18,082)	(8,841)
EBITDAre attributable to stockholders and non-controlling interests	$61,995	$52,631	$184,332	$138,427
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended September 30, 2022:

(in thousands)	Three months ended September 30, 2022
Net income	$36,591
Depreciation and amortization	22,054
Interest expense	9,892
Interest income	(752)
Income tax expense	190
EBITDA attributable to stockholders and non-controlling interests	67,975
Provision for impairment of real estate	349
Gain on dispositions of real estate, net	(6,329)
EBITDAre attributable to stockholders and non-controlling interests	61,995
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	2,844
Adjustment to exclude other non-core or non-recurring activity (2)	134
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(429)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$64,544

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$258,176
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended September 30, 2022 had occurred on July 1, 2022.

(2)Adjustment is made to exclude non-core expenses added back to compute Core FFO, our provision for loan losses and to eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.
(3)Adjustment excludes lease termination or loan prepayment fees and contingent rent (based on a percentage of the tenant's gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease, if any.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	September 30, 2022	December 31, 2021
Unsecured term loans, net of deferred financing costs	$875,239	$626,983
Revolving credit facility	—	144,000
Senior unsecured notes, net	395,145	394,723
Total debt	1,270,384	1,165,706
Deferred financing costs and original issue discount, net	9,616	8,294
Gross debt	1,280,000	1,174,000
Cash and cash equivalents	(136,303)	(59,758)
Restricted cash available for future investment	(7,925)	—
Net debt	$1,135,772	$1,114,242
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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$36,591	$27,646	$99,221	$66,421
General and administrative expense	7,868	5,596	22,956	18,497
Depreciation and amortization	22,054	17,355	64,441	50,185
Provision for impairment of real estate	349	—	10,541	6,120
Change in provision for loan losses	(30)	16	136	(112)
Gain on dispositions of real estate, net	(6,329)	(1,343)	(18,082)	(8,841)
Loss on debt extinguishment	—	—	2,138	4,461
Interest expense	9,892	8,955	28,242	24,444
Interest income	(752)	(37)	(800)	(74)
Income tax expense	190	55	769	172
NOI attributable to stockholders and non-controlling interests	69,833	58,243	209,562	161,273
Straight-line rental revenue, net	(3,810)	(5,086)	(16,610)	(13,950)
Other amortization and non-cash charges	1,774	68	2,175	2,487
Cash NOI attributable to stockholders and non-controlling interests	$67,797	$53,225	$195,127	$149,810
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt. To achieve this objective, we may borrow on a fixed-rate basis through long-term issuances of senior unsecured notes. Additionally, we incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations and to fund investments, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	3.3%
2027 Term Loan	February 2027	430,000	430,000	2.4%	3.0%
2028 Term Loan	January 2028	250,000	—	4.4%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	144,000	—%	1.3%
Total principal outstanding		$1,280,000	$1,174,000	3.1%	2.9%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap agreements, where applicable.
We have fixed the floating rates on borrowings under our term loan facilities by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective term loan. At September 30, 2022, our aggregate asset in the event of the early termination of our swaps was $51.3 million.
At September 30, 2022, a 100-basis point increase of the interest rate on our unsecured term loan borrowings would increase our related interest costs by $8.8 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $8.8 million per year.
Additionally, our borrowings under the Revolving Credit Facility bear interest at an annual rate equal to Adjusted Term SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense under the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100-basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $0.0 million as of September 30, 2022.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of September 30, 2022:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$338,560
_____________________________________
(1)Excludes net deferred financing costs of $4.2 million and net discount of $0.7 million.
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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	October 27, 2022	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2022	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)