Form 10-K
period 2022-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2023-02-16
CIK 1728951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $2.8 billion based on the last reported sale price of $21.49 per share on the New York Stock Exchange on June 30, 2022.
The number of shares of the registrant's Common Stock outstanding as of February 15, 2023 was 144,350,885.
Documents Incorporated by Reference
Portions the Definitive Proxy Statement for the registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

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
•volatility and uncertainty in financial markets, in particular the equity and credit markets, fluctuations in the Consumer Price Index ("CPI"), and the impact of inflation on us and our tenants;
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

•any adverse impact of the COVID-19 pandemic ("COVID-19") on the Company and its tenants; and
•additional factors discussed in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.
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
We completed our initial public offering in June 2018 (our "IPO") and we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2022, 93.0% of our $297.2 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2022 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2022, our portfolio consisted of 1,653 properties, inclusive of 153 properties which secure our investments in mortgage loans receivable. Our portfolio was built based on the following core investment attributes:
Diversified Portfolio.   As of December 31, 2022, our portfolio was 99.9% occupied by 350 tenants operating 538 different concepts (i.e., generally brands) in 16 industries across 48 states, with none of our tenants contributing more than 3.4% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term.    As of December 31, 2022, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with only 6.1% of our annualized base rent attributable to leases expiring prior to January 1, 2028. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Master Leases.   As of December 31, 2022, 65.0% of our annualized base rent was attributable to master leases. A master lease is a single lease pursuant to which multiple properties are leased to a single operator/tenant on a unitary (i.e., “all or none”) basis. The master lease structure spreads our investment risk across multiple properties, and we believe it reduces our exposure to operating and renewal risk at any one property, and promotes efficient asset management. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2022, approximately 97.3% of our investments were sale-leaseback transactions.
Contractual Base Rent Escalation. As of December 31, 2022, 98.2% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year. Rent escalation provisions provide contractually-specified incremental yield on our investments and provide a degree of protection from inflation or a rising interest rate environment.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding "small-box" single-tenant properties. As of December 31, 2022, our average investment per property was $2.4 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size should allow us to grow our portfolio without concentrating a large amount of capital in individual properties and should allow us to limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2022, our portfolio's weighted average rent coverage ratio was 4.0x, and 98.6% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
2022 Financial and Operating Highlights
•During 2022, we completed $937.4 million of investments, including $793.3 million in 224 property acquisitions and $144.0 million in newly originated loans receivable secured by 49 properties.
•As of December 31, 2022, our total gross investment in real estate was $4.1 billion and we had total debt of $1.4 billion.
•During 2022, we declared distributions totaling $1.075 per share of common stock.
•In August 2022, we completed a follow-on offering of 8,740,000 shares of our common stock, including 1,140,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares raising net proceeds of $192.6 million.
•During 2022, we sold 9,794,137 shares of our common stock under the ATM Program (as defined herein) at a weighted average price per share of $24.00 for gross proceeds of $235.1 million, including 957,453 shares of our common stock that were physically settled for cash in January 2023.
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
Within this market, we focus our investment activities on properties leased to tenants engaged in a targeted set of 13 service-oriented or experience-based businesses. We believe that operating properties are the essential venues through which these businesses transact with their customers, and therefore that such properties and businesses are generally more insulated from the competitive pressure of e-commerce than many other businesses where significant activity can take place online.
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
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
•Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants.   We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of December 31, 2022, our portfolio consisted of 1,653 properties, with annualized base rent of $297.2 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 350 tenants operating 538 different concepts across 48 states and in 16 distinct industries. None of our tenants contributed more than 3.4% of our annualized base rent as of December 31, 2022, and our strategy targets a scaled portfolio that, over time, allows us to derive no more than 5.0% of our annualized base rent from any single tenant or more than 1.0% from any single property.
We focus on investing in properties leased to tenants operating in the service-oriented or experience-based businesses noted above. As of December 31, 2022, 93.0% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
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
•Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to invest in single assets or portfolios of assets through transactions which range in aggregate purchase price from $2 million to $100 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks. As of December 31, 2022:
•Our leases had a weighted average remaining lease term (based on annualized base rent) of 13.9 years, with only 6.1% of our annualized base rent attributable to leases expiring prior to January 1, 2028;
•Master leases contributed 65.0% of our annualized base rent;
•Our portfolio's weighted average rent coverage ratio was 4.0x, with leases contributing 72.6% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);
•Our portfolio was 99.9% occupied;
•Leases contributing 98.2% of our annualized base rent provide for increases in future annual base rent that generally range from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.6% of base rent; and
•Leases contributing 94.9% of annualized base rent were triple-net.
•Growth-Oriented Balance Sheet Scalable Infrastructure.  We believe our financial position and existing infrastructure support our external growth strategy. As of December 31, 2022, we had the ability to borrow up to $600.0 million under our $600.0 million senior unsecured revolving credit facility that matures in April 2026.
As of December 31, 2022, we had $1.4 billion of gross debt outstanding, with a weighted average maturity of 5.2 years, and net debt of $1.4 billion. For the year ended December 31, 2022, our net income was $134.7 million, our EBITDAre was $251.4 million and our Annualized Adjusted EBITDAre was $294.8 million. Our ratio of net debt to Annualized Adjusted EBITDAre was 4.6x as of December 31, 2022. Net debt, EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt, EBITDAre and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable financial measures calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'—Non-GAAP Financial Measures."
We also maintain an ATM Program and, as of December 31, 2022, we had the ability to sell additional common stock thereunder with an aggregate gross sales price of up to $424.6 million.
•Experienced and Proven Management Team.  Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale.
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of December 31, 2022, 87.6% of our portfolio's annualized base rent was attributable to internally originated sale-leaseback transactions and 85.8% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
•Scalable Platform Allows for Significant Growth.    Building on our senior leadership team's experience in net lease real estate investing, we have developed leading origination, underwriting, financing, and property management capabilities. Our platform is scalable, and we seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. During the years ended December 31, 2022, 2021 and 2020, we invested in properties with aggregate investment values of $937.4 million, $974.0 million and $602.8 million, respectively.
•Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into leases that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, actively evaluate credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2022, leases contributing 98.6% of our annualized base rent required tenants to provide us with specified unit-level financial information.
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
Diversification.    We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a portfolio that, over time, will (i) derive no more than 5% of its annualized base from any single tenant or more than 1% of its annualized base rent from any single property, (ii) be primarily leased to tenants operating in service-oriented or experience-based businesses and (iii) avoid significant geographic concentration. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.
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
In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2022, we sold 52 properties for net sales proceeds of $155.6 million, including one property that was vacant. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
•Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of December 31, 2022, 87.6% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 85.8% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
•Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2022, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with only 6.1% of our annualized base rent attributable to leases expiring prior to January 1, 2028, and 98.2% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
•Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2022, we had $1.4 billion of gross debt outstanding and $1.4 billion of net debt outstanding. Our net income for the year ended December 31, 2022 was $134.7 million, our EBITDAre was $251.4 million, our Annualized Adjusted EBITDAre was $294.8 million and our ratio of net debt to Annualized Adjusted EBITDAre was 4.6x. Over time, we believe an appropriate ceiling for net debt is generally less than six times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including, but not limited to, the investment grade-rated unsecured bond market and bank debt, through our revolving credit facility and our unsecured term loan facilities. Net debt,

EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'—Non-GAAP Financial Measures."
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
Employees
As of December 31, 2022, we had 37 full-time employees. Our staff is mostly comprised of professionals engaged in originating, underwriting and closing investments; portfolio asset management; portfolio servicing (e.g., collections, property tax compliance, etc.); and accounting, financial reporting, cash management and capital markets activities. Women comprise 43% of our employees and hold approximately 47% of our management positions, providing significant leadership at our company, and minorities comprise approximately 23% of our employees and 18% of our management team. Our commitment to diversity also extends to our board of directors, as three of its eight members, or approximately 38%, are women. Additionally, we have a consistent and strong record of hiring veterans of the U.S. military, including our chief executive officer.
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
Environmental, Social and Governance (ESG)
We believe that responsible and effective corporate governance, a positive corporate culture, good corporate citizenship, and the promotion of sustainability initiatives are critical to our ability to create long-term stockholder value. EPRT is committed to conducting its business in accordance with the highest ethical standards. We take our responsibilities to all of our stakeholders, including our stockholders, creditors, employees, tenants, and business relationships, very seriously. We are dedicated to being trusted stewards of capital and also providing our employees with a rewarding and dynamic work environment.
Overall, our commitment to ESG and our strategy for pursuing the goals we’ve established to demonstrate that commitment include the following:
a.Accountability and Transparency. Our Board of Directors ("Board") and our management team are committed to strong corporate governance. As stewards of our stockholder’s capital, we are committed to accountability and transparency regarding our ESG efforts;
b.Reducing our Carbon Footprint. Implement sustainability upgrades at our corporate headquarters and our income properties to reduce our carbon footprint;
c.Expanding our Relationships with our Tenants through Sustainability. Implement sustainability upgrades at our properties to positively impact our tenants' operations and prospects for success; and
d.Our People are EPRT. Our diversity is our strength, creating an inclusive work environment is our culture, and all of our employees are owners, thus 100% aligned with our fellow stockholders.
Our ESG goals include the following:
a.Oversight. Maintain strong oversight and visibility over our ESG strategy and initiatives led by our independent and experienced Board, and specifically our Nominating and Corporate Governance Committee;
b.Reporting. Publish our inaugural Corporate Responsibility Report during the first quarter of 2023, aligned with the Sustainability Accounting Standards Board and The Financial Stability Board Task Force on Climate-related Financial Disclosure indices;
c.Measurement. Establish the carbon footprint of our portfolio, specifically our Scope 3 emissions, as we have immaterial Scope 1 and 2 emissions;
d.Structure. Continue to enhance our robust cybersecurity program including using third-party experts to facilitate our system penetration testing;
e.Engagement. Perform a survey of our tenants in 2023 to increase our understanding of their sustainability initiatives, expand our tenant engagement and understand how we can continue to contribute to our tenants' operational effectiveness;
f.Implementation. Continue to implement energy efficiency upgrades throughout our income property portfolio;
g.Equity. Continue to invest in our employees through our various benefit programs and incentive structures that maintain our alignment with our stockholders at an employee level;
h.Diversity. Continue to ensure that diversity is at the forefront of our hiring practices and maintained as a key input to our operations; and
i.Inclusion. Maintain our annual employee survey process to ensure consistent engagement with our team and promote our understanding of our work environment and opportunities for improvement.
Governance
Our approach to ESG begins with strong corporate governance. We believe that the structure of our Board, its policies and practices and its oversight role are the overarching indicators of EPRT’s commitment to accountability regarding ESG. We are committed to managing our Company for the benefit of all of our stakeholders and achieving long-term stockholder value. Maintaining effective corporate governance is a critical component of our Company.

Importantly, we have a Board that is diverse and independent, notably including, but not limited to, these key attributes:
a.Independence: Nearly 90% (all but one) of our Board is comprised of independent directors.
b.Tenure: We value board refreshment, and the average tenure of our Board is less than 4 years.
c.Diversity: We demonstrably value gender and racial/ethnic diversity on our Board; nearly 40% of our Board is female and 13% (1 director) represent an ethnic minority.
We value diversity, not simply gender or minority representation, but experience and professional qualifications. Our Board leads by example in our ESG efforts.
In addition, the following are additional elements of our corporate governance that are key considerations underlying our commitment to ESG:
a.We Have an Independent Non-Executive Board Chairman. We separate the roles of Chairman and Chief Executive Officer and have an independent non-executive Chairman of the Board.
b.Our Board Committees Are Fully Independent. Each member of our Audit, Compensation and Nominating and Corporate Governance Committees is an independent director.
c.Our Independent Directors Meet Without Management. Our independent directors hold regular executive sessions without management present.
d.We Do Not Have a Staggered Board. We hold annual elections for all our directors.
e.We Have an Active and Engaged Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee plays an active role in managing our corporate governance and our risk management function, including environmental and sustainability initiatives, and developing, adopting and monitoring our corporate policies, processes and procedures in compliance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”).
f.We Assess Board Performance. We conduct annual assessments of our Board and Board committees.
g.Whistleblower Protection. We have implemented and updated our “whistleblower” policy that allows directors, officers and employees to file reports on a confidential and anonymous basis regarding issues of impropriety, violations of law, violations of corporate or other policies, or unethical business practices.
h.Our Stockholders Have the Authority to Amend our Bylaws. In November of 2020, we adopted amended and restated bylaws that permit stockholders, by the affirmative vote of a majority of the votes entitled to be cast on the matter, to amend our bylaws, which power was previously vested exclusively in our Board.
Ethical Business Practices. Our Board has adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. In addition, we have adopted other business and workplace policies that apply to all of our directors, officers, employees, vendors and service providers that seek to create a culture that values high ethical standards, including integrity, honesty, transparency and compliance with applicable laws, rules and regulations. In particular the following policies, all of which are available on our website, reflect our commitment to ethical business practices:
a.Whistleblower Policy;
b.Insider Trading Policy;
c.Human Rights Policy;
d.Executive Compensation Clawback Policy; and
e.Vendor Code of Conduct.
Transparency in our Reporting and Disclosures. We are committed to being a leader in providing detailed public disclosure about our business, promoting transparency and accountability. Our commitment to robust and transparent disclosures includes, but is not limited to, our filings with the SEC, our quarterly earnings releases and the associated supplemental information reporting packages, our corporate responsibility report, and our investor presentations.
Investor Engagement. We value investor input and are committed to maintaining an active dialogue with our investors through extensive outreach. During 2022, we held over 165 virtual or face-to-face meetings with investors, in addition to attending 11 industry/REIT conferences.
Stock Ownership Guidelines. We have adopted a stock ownership policy applicable to our executive officers and independent directors under which each individual is expected to maintain beneficial ownership of shares of our common stock (including securities convertible into or exercisable or exchangeable for common stock) with a value equal to a specified multiple of their annual base cash compensation.
No Hedging or Pledging. We have policies that prohibit our officers, directors and employees from hedging their investment in our stock, and prohibit our directors and executive officers from pledging or otherwise encumbering their investment in our securities as collateral for indebtedness.
Opted out of MUTA. We have opted out of certain provisions of the Maryland General Corporation Law that may make it more difficult for or prevent a change in control. We have opted out of the control share acquisition and the business combination statutes in the Maryland General Corporation Law, and we may not opt back into these without stockholder approval. In addition, we are prohibited from adopting certain takeover protections, including classifying the Board, without first obtaining stockholder approval.
No “Poison Pill.” We do not maintain a stockholder rights plan (commonly referred to as a “poison pill”). We will not adopt one in the future without (a) the approval of our stockholders or (b) seeking ratification from our stockholders within 12 months after adoption of the plan if the Board determines, in the exercise of its duties under applicable law, that it is in the Company’s best interest to adopt a rights plan without the delay of seeking prior stockholder approval.
One of the key responsibilities of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is comprised solely of non-employee, independent directors and addresses risks specific to its respective areas of oversight.
Audit Committee. The principal functions of our Audit Committee include oversight relating to:
a.The integrity of our financial statements;
b.Our compliance with legal and regulatory requirements;
c.The evaluation of the qualifications and independence of our independent registered public accounting firm; and
d.The performance of our internal audit function.
The Audit Committee is also responsible for engaging, evaluating, compensating and overseeing an independent registered public accounting firm charged with auditing our financial statements, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.
Compensation Committee. The principal functions of our Compensation Committee include:
a.Assisting the independent directors in discharging the Board’s responsibilities relating to compensation of the Company’s executive officers and directors and approving individual executive officer compensation intended to attract, retain and appropriately reward employees in order to motivate their performance in the achievement of the Company’s business objectives and align their interests with the long-term interests of the Company’s stockholders; and
b.Reviewing and recommending to the Board compensation plans, policies and programs.
Nominating and Corporate Governance Committee. The principal functions of our Nominating and Corporate Governance Committee include:
a.Identifying, evaluating and recommending individuals qualified to become members of the Board;
b.Selecting, or recommending that the Board select, the director nominees to stand for election at each annual meeting of stockholders or to fill vacancies on the Board;
c.Developing and recommending to the Board a set of corporate governance guidelines applicable to the Company;
d.Direct oversight of the Company’s ESG strategy and implementation of initiatives, including but not limited to, the Company's commitment to environmental stewardship and sustainability, corporate social responsibility and effective corporate governance; and
e.Overseeing the annual performance evaluation of the Board and its committees and management.
In addition, the Nominating and Corporate Governance Committee monitors our overall risk management process at an enterprise level, and periodically evaluates various risks and the processes in place to monitor and mitigate such risks, including portfolio risks, operational risks, balance sheet risks and human capital risks. As a part of its oversight function, the Nominating and Corporate Governance Committee also reviews quarterly management reports addressing various matters including ESG and governance matters, and our progress in achieving related objectives.
Environmental Sustainability
We recognize that our commercial real estate assets can substantially impact the environment and the health and safety of building occupants. We believe that being aware of and addressing these issues are important aspects of maintaining a successful and sustainable business. Our commitment to environmental stewardship starts at our corporate headquarters in Princeton, New Jersey, and extends to our portfolio of income-producing properties, our investment and leasing practices, and to our tenants. We are committed to expanding and enhancing our efforts to incorporate sustainability initiatives in our corporate governance and applicable business processes, including underwriting our investments, asset management activities, and disclosure and reporting practices.
Our position on sustainability is that reducing our carbon footprint and, where possible, that of our tenants is a strategic imperative, not simply because we believe it’s the right thing to do, but because we believe it is consistent with our core business objective of maximizing stockholder value and it also provides opportunities for us to help our tenants produce operating efficiencies and customer attraction opportunities. We are committed to environmental stewardship and operating our business in a sustainable manner. Accordingly, our investment, leasing and asset management practices are informed by our commitment to operate in a sustainable manner that we believe will support long-term value.
We are focused on advancing and continuing to develop our sustainability agenda.
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
Our Green Lease. The properties in our portfolio are generally leased to our tenants under long-term triple net leases, which give our tenants exclusive control over and the ability to institute energy conservation and environmental management programs at our properties. In December 2021, we modified our standard lease form, which we use in our sale-leaseback transactions, to provide us with the contractual right to make sustainability improvements to our properties and to require our tenants to periodically provide us, at least annually, with information regarding their resource consumption, such as electricity and water usage (the “Green Lease”). We believe that being aware of and, to the extent that we are able, addressing environmental issues are important aspects of maintaining a business that is successful and sustainable over the long-term. Accordingly, we believe that supporting our tenants’ efforts to implement sustainability initiatives enhances their operations and prospects for success and therefore our own. As of December 31, 2022, approximately 80% of our 299 new property investments     in 2022 were subject to our Green Lease.
Sustainability Partnership. In September 2022, we entered into a partnership with Budderﬂy Inc. (“Budderfly”), a growing Energy-Efﬁciency-as-a-Service ("EEaaS") provider in the United States. The Essential Sustainability Program intends to deploy signiﬁcant energy infrastructure improvements aimed to improve the energy efﬁciency at our buildings and to deliver operating savings to our tenants through a guaranteed monthly utility usage reduction. Through the Essential Sustainability Program, we will invest capital in energy-efﬁcient technologies and equipment upgrades that Budderﬂy will install and manage at no cost to our tenants. A 6% energy cost savings per month is passed through to the tenant. The sustainability upgrades will include, but are not limited to: the installation of LED lighting and lighting controls, higher efﬁciency HVAC units along with HVAC controls and monitoring, refrigeration controls and monitoring, solar solutions, and net metering and controls through Budderﬂy’s Facility Smart Grid System. As part of the Essential Sustainability Partnership, for each agreement our tenants enter into with Budderfly and for which we invest the capital for the energy efficiency upgrades, Budderfly will identify, apply for and obtain payments, grants, credits or similar financial incentives related to the upgrades which will contribute to the return we achieve on our investment.
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
a.Using energy efficient lighting and automated lighting control systems;
b.Minimizing HVAC and heating run times;
c.Maintaining an active single-stream recycling program for paper, plastic and cans;
d.Purchasing Energy Star certified computers, monitors and printers;
e.Using Energy Star power management settings on our computers and monitors;
f.Disposing all ink cartridges utilizing the manufacturer’s recycling program; and
g.Providing water dispensing machines and eliminating the use of plastic and styrofoam cups and plastic water bottles.
Social Matters: Company Culture
We seek to provide a dynamic, rewarding work environment that promotes the retention and career development of our employees and is a differentiating factor in our ability to attract new talent. We strive to offer our employees attractive and equitable compensation, regular opportunities to participate in professional development activities, outlets for civic engagement, and reasonable flexibility to allow a healthy work-life balance. Our employees further our commitment to social responsibility through their efforts to become involved in outside organizations that promote education, environmental and social well-being.

We are committed to maximizing value for our stockholders and believe it’s essential for all of our employees to be aligned in that commitment. For that reason, all of our employees participate in the annual opportunity to beneﬁt from our equity incentive program. All of our employees are stockholders in EPRT.
We have built a diverse and inclusive culture that encourages, supports and celebrates our employees' diverse voices and experiences. We believe a diverse employee base enhances our execution as a company, encourages innovative thinking, and increases alignment with our tenants and the community around us. The following charts highlight our workforce diversity as of December 31, 2022:
Diversity, equity and inclusion are key to executing our business plan and generating differentiated results. Women comprise 43% of our employees and hold approximately 47% of our management positions, providing significant leadership at our company, and minorities comprise approximately 23% of our employees and 18% of our management team.
We value equal opportunity in the workplace and fair employment practices. We have a talented and diverse group of employees, and we are committed to maintaining an inclusive and rewarding work environment. Among the programs and benefits that we offer employees are:
a.Competitive market-based compensation;
b.We cover nearly 100% of the cost of health benefits for each employee as part of providing comprehensive medical, dental and vision insurance for all employees and their families;
c.A 401(k) plan with a matching contribution of 100% up to 6% of amounts deferred;
d.We also utilize a “personal time off” (or PTO) program for our employees, which allows for, at a minimum, four weeks of paid time off per year per employee;
e.Access to a free onsite gym;
f.Continuing education reimbursement;
g.Paid internship program; and
h.Ten paid company holidays.
Our commitment to maintaining a positive work environment extends beyond offering attractive compensation and opportunities for professional development. We actively promote a dynamic and inclusive work environment by:
•Employee Engagement. We hold weekly all-hands staff meetings virtually or at our corporate headquarters, where developments in, and objectives of, our business are broadly communicated. After each quarter, we hold a company-wide meeting, where we summarize overall corporate achievements and acknowledge significant employee contributions. At our weekly and quarterly meetings, all employees are encouraged to provide input into the development of our business and voice any suggestions or concerns that they may have.
•Team Building. We believe that fostering a collegial work environment is an important element of driving long-term success. Accordingly, we strive to develop a supportive work environment through various events, such as Company-sponsored sports teams, an annual summer outing and a holiday celebration near year end, which are designed to foster an increasing level of collegiality among our employees and develop a shared sense of mission.

•Civic Engagement. We are committed to improving the community around us, and we believe that giving back is an important part of being a responsible corporate citizen. We actively support many organizations in the greater Princeton, New Jersey area surrounding our corporate headquarters, and we encourage our employees to volunteer with organizations that are meaningful to them. We have been proud to support organizations such as:
a.The Capital Area YMCA;
b.The Victor Green Foundation (an organization that provides opportunity for underserved youth, by focusing on teaching and encouraging the value of continuing education, physical fitness and wellness and a positive character);
c.Better Beginnings Child Development Center (an organization that provides affordable childcare for working parents); and
d.Alex’s Lemonade Stand Foundation (an organization that seeks to cure childhood cancer and support families with children battling cancer).
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
Available Information
Our headquarters are located at 902 Carnegie Center Blvd., Suite 520, Princeton, New Jersey, 08540, where we lease approximately 13,453 square feet of office space from an unaffiliated third party. Our telephone number is (609) 436-0619 and our website is www.essentialproperties.com. Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report or our other filings with the the SEC.
We electronically file with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, pursuant to Section 13(a) of the Exchange Act. You may obtain these reports and any amendments thereto free of charge on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC, or by sending an email message to info@essentialproperties.com.
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
Geographic, industry and tenant concentrations expose us to greater economic or regulatory risks than if we owned a more diverse portfolio. Our business includes substantial holdings in the following states as of December 31, 2022 (based on annualized base rent): Texas (13.1%), Georgia (7.0%), Ohio (6.7%), Florida (6.5%) and Wisconsin (4.4%). We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we own substantial assets (or in which we may develop a substantial concentration of assets in the future), such as COVID-19 pandemic surges and measures intended to mitigate its spread, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations. As of December 31, 2022, leases representing approximately 22.6% of our annualized base rent were with tenants in industries that have been particularly adversely affected by the COVID-19 pandemic, including entertainment (7.9% of annualized base rent), casual and family dining (8.7% of annualized base rent), health and fitness (3.9% of annualized base rent), movie theaters (1.4% of annualized base rent) and home furnishings (0.7% of annualized base rent). Accordingly, to the extent the pandemic measures intended to mitigate its spread or changed consumer preferences continue to adversely affect these industries, our tenants in these industries could fail to meet their obligations to us, and we could be required to provide further tenant concessions.
As of December 31, 2022, our five largest tenants contributed 10.3% of our annualized base rent, and our ten largest tenants contributed 18.0% of our annualized base rent. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, and prospects.
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
The vast majority of our properties are leased to unrated tenants whose credit is evaluated through our internal underwriting and credit analysis. Substantially all of our tenants are required to provide financial information to us periodically or, in some instances, at our request. As of December 31, 2022, leases contributing 98.6% of our annualized base rent required tenants to provide us with specified unit-level financial information and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial information.
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
Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring and leasing vacant space. As of December 31, 2022, our occupancy was 99.9% and leases representing approximately 0.4% of our annualized base rent as of such date will expire prior to 2024. Current tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.
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
Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. As of December 31, 2022, the largest industries in our portfolio were restaurants (including quick service and casual and family dining), car washes, early childhood education, medical and dental services, automotive services, entertainment (including movie theaters), convenience stores, and equipment rental and sales. As of December 31, 2022, tenants operating in those industries represented approximately 84.9% of our annualized base rent. EquipmentShare, Captain D's, Chicken N Pickle, WhiteWater Express Car Wash, Festival Foods, Mister Car Wash, Spare Time, The Nest Schools, Zaxby's and Crunch Fitness represent the largest concepts in our portfolio. These types of businesses were severely affected by the COVID-19 pandemic, principally due to store closures or limitations on operations (which may be government-mandated or voluntary) and reduced economic activity. While restrictions have generally been lifted and many of our tenants' businesses have generally recovered from pandemic-induced declines, it is unclear if restrictions will be reinstituted in the future. The success of most of these businesses depends on the willingness of consumers to physically patronize their businesses and use discretionary income to purchase their products or services. To the extent the COVID-19 pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be further impaired. Additional adverse economic conditions and other developments that discourage consumer spending, such as high unemployment levels, wage stagnation, interest rates, inflation, tax rates and fuel and energy costs, may have an impact on the results of operations and financial conditions of our tenants and their ability to pay rent to us.
Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.
The vast majority of our leases provide for periodic contractual rent escalations. As of December 31, 2022, leases contributing 98.2% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.6% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 3.0% of our rent escalators relate to an increase in the CPI over a specified period. During periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based on higher fixed percentages or amounts. Conversely, during periods of relatively high inflation, fixed rate rent increases may be lower than the rate of inflation, resulting in a deterioration of the real return on our assets. Recently, numerous measures of inflation have been relatively high, and our fixed rent escalators have not resulted in increases that equal or exceed the rate of inflation. Similarly, to the extent our tenants are unable to increase the prices they charge to their customers in response to any rent increases, their ability to meet their rental payment and other obligations to us could be reduced.
Inflation may materially and adversely affect us and our tenants.
While our tenants are generally obligated to pay property-level expenses relating to the properties they lease from us (e.g., maintenance, insurance and property taxes), we incur other expenses, such as general and administrative expense, interest expense relating to our debt (some of which bears interest at floating rates) and carrying costs for vacant properties. These expenses have generally increased in the current inflationary environment, and such increases have, in some instances, exceeded any increase in revenue we receive under our leases. Additionally, increased inflation may have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect the tenants' ability to pay rent owed to us and meet other lease obligations, such as paying property taxes and insurance and maintenance costs.
Some of our tenants operate under franchise or license agreements, and, if they are terminated or not renewed prior to the expiration of their leases with us, that would likely impair their ability to pay us rent.
As of December 31, 2022, tenants contributing 11.9% of our annualized base rent operated under franchise or license agreements. Often, our tenants’ franchise or license agreements have terms that end prior to the expiration dates of the properties they lease from us. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.
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
In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Accordingly, we will not be able to fund all of our future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on other sources of capital, including net proceeds from asset sales and external third-party sources to fund a portion of our capital needs. Our access to debt and equity capital, and the cost thereof, depends on many factors, including general market conditions, interest rates, inflation, the market's perception of our growth potential, our debt levels, our credit rating, our current and expected future earnings, our cash flow and cash distributions, and the market price of our common stock. The COVID-19 pandemic has significantly and adversely impacted global, national, regional and local economic activity and has contributed to significant volatility and negative pressure in the financial markets. In particular, our stock price has experienced significant volatility and our credit spreads in certain credit markets have recently been wider relative to our historical levels.
An important aspect of our business is capturing a positive “spread” between the cost at which we raise capital and the returns that we receive on our investments. To the extent our weighted average cost of capital increases without a corresponding increase in the returns that we receive on our investments, this spread will be reduced or eliminated, and our ability to grow through accretive acquisitions will be reduced or even eliminated. If we cannot obtain capital from third-party sources, or if our cost of capital increases materially, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify as a REIT.
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
The COVID-19 pandemic has materially and adversely impacted our business and those of our tenants, particularly during 2020 and 2021, and could further affect our financial condition, results of operations, cash flows and liquidity, prospects, access to and costs of capital, the trading price of our common stock and our ability to service our debt and make distributions to our stockholders.
For much of 2020, the COVID-19 pandemic created significant uncertainty and economic disruption that adversely affected the Company and its tenants. The adverse impact of the pandemic moderated during 2021 and significantly diminished during 2022. However, the continuing impact of the COVID-19 pandemic, its duration and any enduring effects are unclear, and various factors could erode the progress that has been made against the virus to date. For instance, a reinstitution of lockdowns, quarantines, restrictions on travel, “shelter in place” rules, school closures and/or restrictions on the types of businesses that may continue to operate or limitations on certain business operations, whether in response to a COVID-19 resurgence or another pathogen, could cause a decline in economic activity and a reduction in consumer confidence that could impair the ability of many of our tenants to operate their businesses and meet their obligations to us, including rental payment obligations.
More broadly, if the ongoing effects of COVID-19, the responses thereto or other factors cause the United States to enter into a recessionary period, or if reduced consumer confidence or unemployment weakens economic activity, our business, and those of our tenants, could be adversely affected. To the extent the pandemic causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be impaired; this could also reduce the value of our properties and cause us to realize impairment charges.
The COVID-19 pandemic has significantly and adversely impacted global, national, regional and local economic activity and has contributed to significant volatility and negative pressure in the financial markets. The market price of our common stock on the NYSE has experienced significant volatility since the outbreak of the COVID-19 pandemic. Similarly, the availability and pricing of debt and equity capital has become increasingly volatile and, in many instances, more expensive. Accordingly, we could experience difficulty accessing debt and equity capital on attractive terms, or at all, which would adversely affect our ability to grow our business, conduct our operations or address maturing liabilities. Similarly, a deterioration in access to capital or an increase in cost may adversely affect our tenants' abilities to finance their businesses and reduce their liquidity, which could reduce their ability to meet their obligations to us.
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
If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant's ability to make payments to us, including rental payments and, where applicable, indemnification payments. Additionally, the known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. Environmental laws may also create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.
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
In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior and other areas that impact the business environment in the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which we own properties may require us to invest additional capital in our properties. New laws and regulations relating to sustainability and climate change are under consideration or being adopted, which may include specific disclosure requirements or obligations, and that may result in additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. In addition, the impact of climate change on businesses operated by our tenants is not reasonably determinable at this time. Climate change may impact weather patterns, the occurrence of significant weather events and rising sea levels, which could impact economic activity or the value of our properties in specific markets. The occurrence of any of these events or conditions may adversely impact our ability to lease our properties or our or our tenants’ ability to obtain property insurance on acceptable terms, which would materially and adversely affect us.
Risks Related to Our Indebtedness
As of December 31, 2022, we had $1.4 billion of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.
As of December 31, 2022, we had $1.4 billion of indebtedness outstanding. This indebtedness consisted of $1.0 billion of combined borrowings under our term loans and $400.0 million outstanding principal amount of senior unsecured notes. We had no indebtedness outstanding under our Revolving Credit Facility as of December 31, 2022, but we may borrow from this facility in the future. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs, including funding our investment program, or to make the distributions to our common stockholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to make our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to consummate investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of the debt being refinanced; because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense; we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of our hedge agreements, we will be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations, we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross-default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us.
Our business plan depends on external sources of capital, including debt financings, and market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on commercially acceptable terms or at all.
Credit markets have recently experienced significant price volatility, displacement and liquidity disruptions. In particular, credit spreads in certain credit markets have recently been wider relative to historical levels. Such circumstances could materially impact liquidity in the financial markets, making financing terms for borrowers less attractive, and potentially result in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. A deterioration in our credit or credit rating, reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.
If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us and our ability to invest accretively or make distributions to our stockholders.
Though we currently do not have any secured debt, we have raised capital through secured debt financing in the past, and we may do so again in the future. Secured debt subjects us to certain risks, including the potential loss of the property securing such debt through foreclosure or otherwise and the possible inability to refinance any such debt at maturity at a similar loan-to-value ratio.

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
We use hedging strategies, in a manner consistent with the REIT qualification requirements, in an effort to reduce our exposure to changes in interest rates. As of December 31, 2022, we were party to 19 interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.0 billion that are designated as cash flow hedges and designed to effectively fix the LIBOR component of the interest rate on the debt outstanding under our term loans. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions and may materially and adversely affect our business by increasing our cost of capital and reducing the net returns we earn on our portfolio.
The Secured Overnight Financing Rate (“SOFR”), which is expected to replace LIBOR as the principal floating rate benchmark, has a limited history, is different than LIBOR and rates derived from SOFR may perform differently than LIBOR would have performed, which could create increased volatility in our cost of borrowing or increase our interest expense.
In anticipation of the discontinuation of LIBOR as a floating rate benchmark, we transitioned the reference interest rate used in connection with our floating rate debt obligations to ones based on SOFR, which is generally expected to replace LIBOR as the principal floating rate benchmark in the financial markets. SOFR-based rates differ from LIBOR, and the differences may be material. For example, SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. Because SOFR is a financing rate based on overnight secured funding transactions, it differs fundamentally from LIBOR, which is intended to be an unsecured rate that represents interbank funding costs for different short-term tenors. LIBOR is a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR is intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is a secured overnight rate reflecting the credit of U.S. Treasury securities as collateral. Thus, SOFR is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. However, like LIBOR, some SOFR-based rates, including the ones used in connection with our floating rate debt obligations, are forward-looking term rates. SOFR and SOFR-based rates have a limited history, and there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will ultimately prove to be a suitable substitute for LIBOR. SOFR-based reference rates, cannot be predicted based on SOFR’s history, and future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. Additionally, SOFR has been more volatile than other benchmark or market rates, such as three-month LIBOR. Accordingly, there can be no assurance that our transition to term SOFR in connection with our floating rate borrowings will not result in increased volatility in our cost of borrowing or increased interest expense.
Additionally, the inability or any inefficiency in market participants ability to hedge SOFR-based transactions or the illiquidity or relative illiquidity in the market for SOFR-based instruments may increase the costs associated with SOFR-based debt instruments or our ability to hedge our exposure to floating interest rates.
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
Our Board, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may, among other things: discourage a tender offer or other transaction or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval.
Our Board, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more classes or series of common stock or preferred stock with preferences, conversion or other rights, voting powers or rights, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption that are senior to, or otherwise conflict with, the rights of our common stockholders. Our Board could establish a class or series of common stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
Termination of the employment agreements with certain members of our senior management team could be costly and could impact a change in control of our company.
The employment agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or otherwise impact a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.
Our Board may change our investment and financing policies without stockholder approval, including those with respect to borrowing, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our investment and financing policies are exclusively determined by our Board. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required by our organizational documents to maintain a particular leverage ratio and may not be able to do so, we generally intend to target a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents) that, over time, is less than six times our Annualized Adjusted EBITDAre. However, from time to time, our ratio of net debt to our Annualized Adjusted EBITDAre may equal or exceed six times. Our Board may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service and the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.
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
We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have any independent operations, and our only material asset is our interest in our Operating Partnership. As a result, we rely on distributions from our Operating Partnership to pay any distributions our Board declares on shares of our common stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims by our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our Operating Partnership's and its subsidiaries' liabilities and obligations have been paid in full.
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
The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate except to the extent the REIT dividends are attributable to "qualified dividends" received by the REIT itself. However, for non-corporate U.S. stockholders, dividends payable by REITs that are not designated as capital gain dividends or otherwise treated as "qualified dividends" generally are eligible for a deduction of 20% of the amount of such dividends, for taxable years beginning before January 1, 2027. More favorable rates will nevertheless continue to apply for regular corporate "qualified dividends."  Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, if the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.

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
One of the factors that may influence the price of shares of our common stock is the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of shares of our common stock to expect a higher distribution yield. Additionally, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the per share trading price of our common stock to decrease. Higher borrowing costs and a reduced trading price of our common stock would increase our overall cost of capital and adversely affect our ability to make accretive acquisitions.
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
The decision to declare and pay distributions on our common stock, as well as the form, timing and amount of any such future distributions, is at the sole discretion of our Board and depends upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our Board deems relevant. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could have a material adverse effect on the market price of our common stock.
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
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor (such as OP Units), or the perception that such sales might occur, could adversely affect the market price of our common stock. OP Units (“OP Units”) are limited partnership interests in the Operating Partnership. Generally, beginning on and after the date that is 12 months after the issuance of OP Units, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock. Additionally, such sales would dilute the voting power and ownership interest of existing common stockholders. Our charter provides that we may issue up to 500,000,000 shares of common stock, and a majority of our entire Board has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2022, we had 142,379,655 shares of common stock outstanding and 553,847 OP Units outstanding (excluding OP Units held directly or indirectly by us). The currently outstanding OP Units are primarily held by members of our management team. Any exchange of OP Units for common stock may result in stockholder dilution. In the future we may acquire properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions. As of December 31, 2022, 958,515 shares remain available for issuance under our 2018 Incentive Plan.
General Risk Factors
We may be vulnerable to security breaches or cyber attacks which could disrupt our operations and have a material adverse effect on our financial condition and operating results.
We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. Security breaches, cyber attacks, or disruption, of our or our third-party service providers’ physical or information technology infrastructure, networks and related management systems could result in, among other things, a breach of our networks and information technology infrastructure, the misappropriation of our or our tenants’ proprietary or confidential information, interruptions or malfunctions in our or our tenants’ operations, misstated financial reports, violations of loan covenants, an inability to monitor compliance with REIT qualification requirements, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records, unauthorized access to our facilities or other disruptions in our operations. Numerous sources can cause these types of incidents, including physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or tenants; or security events impacting our third-party service providers or our partners or tenants.
We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. We may be required to expend significant financial resources and management time to protect against or respond to such breaches. Techniques used to breach security change frequently and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack.
In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. We may not be able to limit our liability or damages in the event of such a loss. Data protection legislation is becoming increasingly common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, or damage to our reputation and credibility with regulators, tenants and investors.
We may become subject to litigation, which could materially and adversely affect us.
From time to time, we may become party to various lawsuits, claims and other legal proceedings. These matters may involve significant expense and may result in judgments or settlements, which may be significant. There can be no assurance that insurance will be available to cover losses related to legal proceedings or that our tenants will meet any indemnification obligations that they have to us. Litigation may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could materially and adversely affect us.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our Real Estate Investment Portfolio
As of December 31, 2022, we had a portfolio of 1,653 properties, inclusive of 153 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $297.2 million. Our 350 tenants operate 538 different concepts in 16 industries across 48 states. None of our tenants represented more than 3.4% of our annualized base rent at December 31, 2022 and our top ten largest tenants represented 18.0% of our annualized base rent as of that date.
Diversification by Tenant
As of December 31, 2022, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts they operate as of December 31, 2022 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
Equipmentshare.com Inc.	EquipmentShare	33	$9,962	3.4%
CNP Holdings, LLC	Chicken N Pickle	6	5,546	1.9%
Captain D's, LLC	Captain D's	75	5,353	1.8%
Whitewater Holding Company, LLC	WhiteWater Express Car Wash	16	4,953	1.7%
Cadence Education, LLC	Various	23	4,941	1.7%
MDSFest, Inc.	Festival Foods	5	4,681	1.6%
The Track Holdings, LLC	Five Star	9	4,649	1.6%
Mammoth Holdings, LLC.	Various	17	4,552	1.5%
Car Wash Partners, Inc.	Mister Car Wash	13	4,479	1.5%
Bowl New England, Inc.	Spare Time	6	4,444	1.5%
Top 10 Subtotal		203	53,559	18.0%
Other		1,448	243,599	82.0%
Total		1,651	$297,158	100.0%
 __________________________________________
(1)Represents tenant or guarantor.
(2)Excludes two vacant properties.
As of December 31, 2022, our five largest tenants, who contributed 10.3% of our annualized base rent, had a rent coverage ratio of 5.8x, and our ten largest tenants, who contributed 18.0% of our annualized base rent, had a rent coverage ratio of 4.7x.
As of December 31, 2022, 94.9% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-

net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Diversification by Concept
Our tenants operate their businesses through 538 concepts (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of December 31, 2022 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$9,962	3.4%	33	589,550
Captain D's	Service	6,595	2.2%	88	228,470
Chicken N Pickle	Service	5,546	1.9%	6	202,057
WhiteWater Express Car Wash	Service	4,953	1.7%	16	77,746
Festival Foods	Retail	4,681	1.6%	5	379,640
Mister Car Wash	Service	4,479	1.5%	13	54,621
Spare Time	Experience	4,443	1.5%	6	272,979
The Nest Schools	Service	4,146	1.4%	17	217,282
Zaxby's	Service	4,062	1.4%	22	76,790
Crunch Fitness	Experience	4,022	1.4%	10	348,072
Top 10 Subtotal		52,889	17.8%	216	2,447,207
Other		244,269	82.2%	1,435	13,606,130
Total		$297,158	100.0%	1,651	16,053,337
 ______________________________________
(1)Excludes two vacant properties.

Diversification by Industry
Our tenants' business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2022 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$39,192	13.2%	137	697,050	$56.23
Early Childhood Education	Service	37,905	12.8%	170	1,825,083	20.77
Quick Service	Service	34,468	11.6%	397	1,095,609	31.47
Medical / Dental	Service	32,902	11.1%	193	1,379,947	23.84
Automotive Service	Service	25,455	8.6%	195	1,256,845	20.06
Casual Dining	Service	21,237	7.1%	102	801,106	25.83
Convenience Stores	Service	14,664	4.9%	131	491,449	30.25
Equipment Rental and Sales	Service	13,993	4.7%	57	1,013,151	13.10
Other Services	Service	7,541	2.5%	35	438,901	17.18
Pet Care Services	Service	5,142	1.7%	46	371,069	14.44
Family Dining	Service	4,746	1.6%	32	179,942	26.38
Service Subtotal		237,245	79.8%	1,495	9,550,152	24.78
Entertainment	Experience	23,459	7.9%	46	1,416,208	17.18
Health and Fitness	Experience	11,495	3.9%	29	1,125,329	9.44
Movie Theatres	Experience	4,301	1.4%	6	293,206	14.67
Experience Subtotal		39,255	13.2%	81	2,834,743	13.81
Grocery	Retail	9,747	3.3%	28	1,341,200	7.27
Home Furnishings	Retail	2,048	0.7%	4	217,339	9.42
Retail Subtotal		11,795	4.0%	32	1,558,539	7.57
Other Industrial	Industrial	5,008	1.7%	20	852,888	5.87
Building Materials	Industrial	3,855	1.3%	23	1,257,017	3.07
Industrial Subtotal		8,863	3.0%	43	2,109,905	4.20
Total/Weighted Average		$297,158	100.0%	1,651	16,053,339	$18.46
 ____________________________________________________
(1)Excludes two vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of December 31, 2022, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.6x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.2x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.1x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 24.5x.

Diversification by Geography
Our 1,653 property locations are spread across 48 states. The following table details the geographical locations of our properties as of December 31, 2022 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$38,919	13.1%	193	2,114,977
Georgia	20,761	7.0%	123	745,559
Ohio	19,919	6.7%	139	1,153,163
Florida	19,266	6.5%	78	786,740
Wisconsin	12,953	4.4%	56	778,137
North Carolina	11,253	3.8%	57	641,085
Missouri	11,038	3.7%	58	792,979
Michigan	9,363	3.2%	60	950,862
Arizona	8,492	2.9%	46	503,403
Oklahoma	8,418	2.8%	51	524,865
New Jersey	8,337	2.8%	27	215,705
Alabama	8,083	2.7%	52	458,898
Tennessee	7,998	2.7%	50	344,772
Minnesota	7,261	2.4%	36	496,939
Arkansas	7,207	2.4%	55	447,342
Illinois	7,150	2.4%	43	311,152
New York	6,555	2.2%	44	223,324
Pennsylvania	6,389	2.2%	35	338,665
Virginia	6,336	2.1%	24	262,428
Massachusetts	5,861	2.0%	29	406,159
Colorado	5,659	1.9%	27	262,068
South Carolina	5,645	1.9%	34	378,796
Iowa	5,464	1.8%	34	327,473
Mississippi	4,755	1.6%	41	271,991
Indiana	4,700	1.6%	38	303,066
Kentucky	4,165	1.4%	37	220,095
Kansas	3,695	1.2%	17	130,257
Connecticut	3,449	1.2%	13	217,985
New Mexico	3,380	1.1%	22	130,210
Nevada	3,115	1.1%	10	90,620
California	3,087	1.0%	15	151,566
New Hampshire	2,740	0.9%	13	230,149
South Dakota	2,410	0.8%	9	124,912
Louisiana	2,368	0.8%	13	124,161
Maryland	2,276	0.8%	9	79,028
Washington	1,731	0.6%	11	87,243
West Virginia	1,636	0.6%	24	66,746
Oregon	1,240	0.4%	8	127,673
Utah	945	0.3%	2	67,659
Nebraska	880	0.3%	9	33,103
Maine	509	0.2%	1	32,115
Wyoming	444	0.2%	2	14,001
Idaho	403	0.1%	1	35,433
Alaska	246	0.1%	2	6,630
Vermont	219	0.1%	2	30,508
North Dakota	197	0.1%	1	13,050
Rhode Island	164	0.1%	1	5,800
Montana	77	—%	1	—
Total	$297,158	100.0%	1,653	16,059,492

Lease Expirations
As of December 31, 2022, the weighted average remaining term of our leases was 13.9 years (based on annualized base rent), with only 6.1% of our annualized base rent attributable to leases expiring prior to January 1, 2028. The following table sets forth our lease expirations for leases in place as of December 31, 2022 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2023	$1,306	0.4%	14	3.1	x
2024	5,076	1.7%	49	5.8	x
2025	2,246	0.8%	19	2.1	x
2026	2,790	0.9%	19	4.5	x
2027	6,852	2.3%	66	2.5	x
2028	4,056	1.4%	13	2.2	x
2029	5,671	1.9%	78	3.9	x
2030	4,495	1.5%	49	6.2	x
2031	13,773	4.6%	80	2.9	x
2032	11,295	3.8%	46	3.8	x
2033	7,446	2.5%	25	2.9	x
2034	28,544	9.6%	206	5.8	x
2035	14,916	5.0%	101	6.7	x
2036	42,248	14.2%	176	3.7	x
2037	26,486	8.9%	129	7.3	x
2038	11,451	3.9%	77	2.4	x
2039	19,157	6.4%	94	3.8	x
2040	29,976	10.1%	140	2.7	x
2041	22,841	7.7%	113	2.4	x
2042	34,316	11.5%	155	3.3	x
Thereafter	2,217	0.7%	2	2.3	x
Total/Weighted Average	$297,158	100.0%	1,651	4.0	x
 _______________________________________________________________
(1)Expiration year of leases in place as of December 31, 2022, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes two vacant properties.
(3)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of December 31, 2022, the weighted average rent coverage ratio of our portfolio was 4.0x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of December 31, 2022 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	72.6%
1.50x to 1.99x	14.3%
1.00x to 1.49x	8.4%
< 1.00x	3.0%
Not reported	1.7%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of December 31, 2022 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.4%	0.3%	0.2%	0.6%
B-	—%	0.1%	—%	—%	1.6%
B	—%	0.3%	—%	2.5%	1.3%
B+	0.1%	0.9%	0.6%	0.6%	3.8%
BB-	—%	0.1%	2.0%	1.7%	13.6%
BB	0.2%	0.5%	0.7%	0.6%	12.4%
BB+	0.1%	0.2%	1.3%	1.3%	8.6%
BBB-	0.2%	—%	0.4%	1.2%	7.7%
BBB	—%	0.4%	1.7%	5.3%	11.3%
BBB+	—%	0.1%	1.1%	—%	2.0%
A-	—%	—%	—%	0.1%	5.2%
A	—%	—%	—%	—%	2.6%
A+	—%	—%	—%	—%	0.7%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NYSE under the symbol "EPRT". As of February 10, 2023, there were 191 holders of record of the 144,350,885 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Distributions
We have made and intend to continue to make quarterly cash distributions to our common stockholders. In particular, in order to maintain our qualification for taxation as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. However, any future distributions will be at the sole discretion of our Board, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our Board deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under the Revolving Credit Facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends. Agreements relating to our indebtedness, including our revolving and term loan credit facilities, limit and, under certain circumstances, could eliminate our ability to make distributions.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt."
We have determined that, for federal income tax purposes, approximately 79.7% of the distributions paid for the 2022 tax year represented taxable income and 20.3% represented a return of capital.
Issuer Purchases of Equity Securities
During the year ended December 31, 2022, the Company did not repurchase any of its equity securities.
Stock Performance Graph
The following performance graph and related table compare, for the period from June 21, 2018 (the first day our common stock was traded on the NYSE) through December 31, 2022, the cumulative total stockholder return on our common stock with that of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the FTSE NAREIT All Equity REITs index ("FNER"). The graph and related table assume $100.00 was invested on June 21, 2018 and assumes the reinvestment of all dividends. The historical stock price performance reflected in the graph and related table is not necessarily indicative of future stock price performance.

Essential Properties Realty Trust, Inc.

Ticker / Index	6/21/2018	12/31/2018	12/31/2019	12/31/2020	6/30/2021	12/31/2021	12/31/2022
EPRT	100.00	103.16	193.63	175.07	228.11	245.86	210.91
S&P 500	100.00	92.65	126.83	147.49	168.77	187.69	150.84
FNER	100.00	94.04	116.57	105.02	127.84	146.21	105.57
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
Equity Compensation Plan Information
The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this report, as well as the "Business" section of this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward‑looking statements that involve risks and uncertainties. You should read "Item 1A. Risk Factors" and the "Special Note Regarding Forward‑Looking Statements" sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward‑looking statements.
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of December 31, 2022, 93.0% of our $297.2 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2022 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
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
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2022, we had a portfolio of 1,653 properties (inclusive of 153 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $297.2 million and was 99.9% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of December 31, 2022, our portfolio was 99.9% occupied by 350 tenants operating 538 different brands, or concepts, in 16 industries across 48 states, with none of our tenants contributing more than 3.4% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of December 31, 2022, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with 6.1% of our annualized base rent attributable to leases expiring prior to January 1, 2028. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2022, approximately 97.3% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of December 31, 2022, 65.0% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of December 31, 2022, 98.2% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of December 31, 2022, our average investment per property was $2.4 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2022, our portfolio’s weighted average rent coverage ratio was 4.0x, and 98.6% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of December 31, 2022, we had a portfolio of 1,653 properties, with annualized base rent of $297.2 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 350 tenants operating 538 different concepts across 48 states and in 16 distinct industries. None of our tenants contributed more than 3.4% of our annualized base rent as of December 31, 2022, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience- based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of December 31, 2022, 93.0% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
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
Disciplined Underwriting Leading to Strong Portfolio Characteristics. We generally seek to invest in single assets or portfolios of assets through transactions which range in aggregate purchase price from $2 million to $100 million. Our size allows us to focus on investing in a segment of the market that we believe is underserved from a capital perspective and where we can originate or acquire relatively smaller assets on attractive terms that provide meaningful growth to our portfolio. In addition, we seek to invest in commercially desirable properties that are suitable for use by different tenants, offer attractive risk-adjusted returns and possess characteristics that reduce our real estate investment risks.

Experienced and Proven Management Team. Our senior management has significant experience in the    net-lease industry and a track record of growing net-lease businesses to significant scale.
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of December 31, 2022, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 87.6% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 85.8% was acquired from parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
Scalable Platform Allows for Significant Growth. Building on our senior leadership team’s experience in net-lease real estate investing, we have developed leading origination, underwriting, financing and property management capabilities. Our platform is scalable, and we seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk- adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale.
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, actively evaluate credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2022, leases contributing 98.6% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
•Diversification. We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a portfolio that, over time, will (1) derive no more than 5% of its annualized base rent from any single tenant or more than 1% of its annualized base rent from any single property, (2) be primarily leased to tenants operating in service-oriented or experience- based businesses and (3) avoid significant geographic concentration. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of December 31, 2022, exclusive of the Initial Portfolio, 87.6% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions and 85.8% was acquired from parties who had previously engaged in transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. As of December 31, 2022, exclusive of the Initial Portfolio, approximately 46.6% of our investments were sourced from operators and tenants who had previously consummated a transaction involving a member of our management team. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2022, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with only 6.1% of our annualized base rent attributable to leases expiring prior to January 1, 2028, and 98.2% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. We target a level of net debt that, over time, is generally less than six times our annualized adjusted EBITDAre (as defined in "Non-GAAP Financial Measures" below). We have access to multiple sources of debt capital, including the investment grade-rated unsecured bond market and bank debt, through our revolving credit facility and our unsecured term loan facilities.
Historical Investment and Disposition Activity
The following table sets forth select information about our quarterly investment activity for the quarters ended March 31, 2021 through December 31, 2022 (dollars in thousands):

	Three Months Ended
		March 31, 2022		June 30, 2022		September 30, 2022		December 31, 2022
Investment Activity		$237,795		$175,738		$195,454		$328,370
Number of transactions		23		23		27		39
Property count		105		39		40		115
Avg. investment per unit		$2,187		$3,870		$3,750		$2,782
Cash Cap Rates[1]		7.0%		7.0%		7.1%		7.5%
GAAP Cap Rates[2]		7.8%		8.0%		8.2%		8.8%
Master Lease Percentage [3,4]		83%		86%		68%		90%
Sale-Leaseback Percentage [3,5]		100%		100%		89%		99%
Existing Relationship Percentage		83%		79%		94%		95%
Percentage of Financial Reporting [3,6]		100%		100%		100%		100%
Rent Coverage Ratio	3.3	x	2.7	x	4.4	x	3.2	x
Lease Term Years		15.0		17.2		16.5		18.7

	Three Months Ended
		March 31, 2021		June 30, 2021		September 30, 2021		December 31, 2021
Investment Activity		$197,816		$223,186		$230,755		$322,203
Number of transactions		22		34		31		55
Property count		74		94		85		96
Avg. investment per unit		$2,650		$2,354		$2,676		$3,230
Cash Cap Rates[1]		7.0%		7.1%		7.0%		6.9%
GAAP Cap Rates[2]		7.9%		7.8%		7.9%		7.8%
Master Lease Percentage [3,4]		79%		83%		80%		59%
Sale-Leaseback Percentage [3,5]		85%		88%		84%		96%
Existing Relationship Percentage		81%		97%		81%		89%
Percentage of Financial Reporting [3,6]		100%		100%		100%		98%
Rent Coverage Ratio	3.0	x	2.7	x	2.8	x	3.0	x
Lease Term Years		16.1		13.5		16.4		16.3

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

The following table sets forth select information about our quarterly disposition activity for the quarters ended March 31, 2021 through December 31, 2022 (dollars in thousands):

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Disposition Volume[1]	$18,443	$26,091	$35,513	$75,522
Cash cap rate on leased assets [2]	7.1%	6.2%	6.2%	6.9%
Leased properties sold [3]	6	8	12	25
Vacant properties sold [3]	—	—	—	1

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Disposition Volume[1]	$25,197	$19,578	$10,089	$4,466
Cash cap rate on leased assets [2]	7.1%	7.1%	6.5%	6.0%
Leased properties sold [3]	15	6	11	2
Vacant properties sold [3]	1	1	—	—
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
COVID-19 Pandemic Discussion
For much of 2020, the COVID-19 pandemic created significant uncertainty and economic disruption that adversely affected the Company and its tenants. The adverse impact of the pandemic moderated during 2021 and significantly diminished during 2022. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and various factors could erode the progress that has been made against the virus to date. If conditions similar to those experienced in 2020, at the height of the pandemic, were to reoccur, they would adversely impact the Company and its tenants. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business.
Liquidity and Capital Resources
As of December 31, 2022, we had $3.8 billion of net investments in our investment portfolio, consisting of investments in 1,653 properties (inclusive of 153 properties which secure our investments in mortgage loans receivable), with annualized base rent of $297.2 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy level of our portfolio is high (99.9% as of December 31, 2022) and, because substantially all of our leases are triple-net (with our tenants generally responsible for the maintenance, insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant because the tenant has vacated the property due to default or at the expiration of the lease term without a renewal or new lease being executed, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of December 31, 2022, two of our properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 40 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of December 31, 2022, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $107.6 million, and, as of such date, we funded $73.0 million of this commitment. We expect to fund the remainder of this commitment by December 31, 2023.
Additionally, as of February 10, 2023, we were under contract to acquire 7 properties with an aggregate purchase price of $16.2 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our investment in potential future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility, and potentially through proceeds generated from our 2022 ATM Program, which has $403.9 million remaining under the program as of February 10, 2023.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. During the year ended December 31, 2022, our Board declared total cash distributions of $1.075 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the year ended December 31, 2022, we paid $141.7 million of distributions to common stockholders and OP Unit holders, and as of December 31, 2022, we recorded $39.4 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through the use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on a secured or unsecured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our existing portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term leases with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows on our leases and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less cash and cash equivalents and restricted cash available for future investment) that is less than six times our annualized adjusted EBITDAre is prudent for a real estate company like ours.
As of December 31, 2022, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 5.2 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at December 31, 2022, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At December 31, 2022, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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

Description of Certain Debt
The following table summarizes our outstanding indebtedness as of December 31, 2022 and 2021:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	3.3%
2027 Term Loan	February 2027	430,000	430,000	2.4%	3.0%
2028 Term Loan	January 2028	400,000	—	4.6%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	April 2023 (2)	—	144,000	—%	1.3%
Total principal outstanding		$1,430,000	$1,174,000	3.3%	2.9%
_______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.

Unsecured Revolving Credit Facility and 2024/2028 Term Loan
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was amended on July 25, 2022 (the "Credit Agreement") and provides for revolving loans of up to $600.0 million (the "Revolving Credit Facility") and an additional $600.0 million of term loans, consisting of a $200.0 million initial term loan (the "2024 Term Loan") and a $400.0 million second tranche term loan (the “2028 Term Loan” and, together with the 2024 Term Loan, the “2024/2028 Term Loan”). Concurrently with the closing of the July 25, 2022 amendment, $250.0 million of the 2028 Term Loan was drawn and the remaining $150.0 million of the 2028 Term Loan was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch).
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
The Operating Partnership is the borrower under the Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2022, we were in compliance with these covenants.

The Credit Agreement also restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Code. In addition to the financial covenants described above, the Credit Agreement contains customary affirmative and negative covenants that, among other things and subject to exceptions, limit or restrict our ability to incur indebtedness and liens, consummate mergers or other fundamental changes, dispose of assets, make certain restricted payments, make certain investments, modify our organizational documents, transact with affiliates, change our fiscal periods, provide negative pledge clauses, make subsidiary distributions, enter into certain new lines of business or engage in certain activities, and fail to meet the requirements for taxation as a REIT.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2022, we were in compliance with these covenants.
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
Senior Unsecured Notes
On June 22, 2021, the Operating Partnership issued $400.0 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. The 2031 Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the 2031 Notes are fully and unconditionally guaranteed on a senior basis by the Company. In May 2021, the Company entered into a treasury-lock agreement which was designated as a cash flow hedge associated with the expected public offering of such notes. In June 2021, the agreement was settled in accordance with its terms.
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2022, we were in compliance with these covenants.

Cash Flows
Comparison of the years ended December 31, 2022 and 2021
As of December 31, 2022, we had $62.3 million of cash and cash equivalents and $9.2 million of restricted cash, as compared to $59.8 million and none, respectively, as of December 31, 2021.
Cash Flows for the year ended December 31, 2022
During the year ended December 31, 2022, net cash provided by operating activities was $211.0 million, as compared $167.4 million during 2021, an increase of $43.6 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases and the collectability of such rent, our property operating expenses and other general and administrative costs. Cash inflows during 2022 related to net income adjusted for non-cash items of $210.5 million (net income of $134.7 million adjusted for non-cash items, including the addition of depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other non-cash interest expense, loss on debt extinguishment and provision for impairment of real estate, offset by the subtraction of the change in our provision for credit losses, gain on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, which in aggregate net to an addition of $75.7 million), a decrease in rent receivables, prepaid expenses and other assets of $4.5 million and a decrease in accrued liabilities and other payables of $3.9 million. The increase in net cash provided by operating activities was primarily driven by the increased size of our investment portfolio during 2022.
Net cash used in investing activities during the year ended December 31, 2022 was $706.1 million, as compared to $829.7 million during 2021, a decrease of $123.6 million. Our net cash used in investing activities is generally used to fund our investments in real estate, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities during 2022 primarily included $728.7 million to fund investments in real estate, $115.0 million of investments in loans receivable, $51.9 million to fund construction in progress and $7.5 million paid to tenants as lease incentives. These cash outflows were partially offset by $126.6 million of proceeds from sales of investments, net of disposition costs, and $70.4 million of principal collections on our loans and direct financing lease receivables. The decrease in net cash used in investing activities was primarily due to our increased level of proceeds from sales of investments during 2022.
Net cash provided by financing activities was $506.8 million during the year ended December 31, 2022, as compared to $689.1 million during 2021, a decrease of $182.3 million. Our net cash provided by financing activities in 2022 related to cash inflows of $403.9 million from the issuance of common stock in a follow-on equity offering and through our ATM Program, and $299.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by $443.0 million of repayments on the Revolving Credit Facility, the payment of $141.7 million in dividends, $1.0 million of offering costs paid related to our follow-on offering and the ATM Program, the payment of deferred financing costs of $5.0 million and $2.5 million of payments for taxes related to the net settlement of equity awards..
Cash Flows for the year ended December 31, 2021
During the year ended December 31, 2021, net cash provided by operating activities was $167.4 million, as compared to $99.4 million during 2020, an increase of $68.0 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases and the collectability of such rent, our property operating expenses and other general and administrative costs. Cash inflows during 2021 related to net income adjusted for non-cash items of $155.6 million (net income of $96.2 million adjusted for non-cash items, including the addition of depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other non-cash interest expense, loss on repayment and repurchase of secured borrowings and provision for impairment of real estate, offset by the subtraction of the change in our provision for credit losses, gain on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, which in aggregate net to an addition of $59.4 million), a decrease in rent receivables, prepaid expenses and other assets of $2.2 million and an increase in accrued liabilities and other payables of $14.4 million. These net cash inflows were partially offset by payments made in settlement of cash flow hedges of $4.8 million. The increase in net cash provided by operating activities was primarily driven by the increased size of our investment portfolio during 2021.

Net cash used in investing activities during the year ended December 31, 2021 was $829.7 million, as compared to $545.5 million in the same period in 2020, an increase of $284.2 million. Our net cash used in investing activities is generally used to fund our investments in real estate, the development of our construction in progress and investments in loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities during 2021 primarily included $840.0 million to fund investments in real estate, $136.4 million of investments in loans receivable, $9.3 million to fund construction in progress and $2.2 million paid to tenants as lease incentives. These cash outflows were partially offset by $100.5 million of principal collections on our loans and direct financing lease receivables and $58.4 million of proceeds from sales of investments, net of disposition costs. The increase in net cash used in investing activities was primarily due to our increased level of investments in real estate and loans receivables during 2021.
Net cash provided by financing activities was $689.1 million during the year ended December 31, 2021, as compared to $457.8 million in the same period in 2020, an increase of $231.3 million. Our net cash provided by financing activities in 2021 related to cash inflows of $458.3 million from the issuance of common stock in follow-on equity offerings and through our ATM Program, $396.6 million in net proceeds from the issuance of the 2031 Notes and $393.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by $267.0 million of repayments on the Revolving Credit Facility, $175.8 million of repayments of secured borrowing principal, the payment of $112.3 million in dividends, $1.2 million of offering costs paid related to our follow-on offerings and the ATM Program, the payment of deferred financing costs of $2.1 million and $0.4 million of payments for taxes related to the net settlement of equity awards.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2022.
Contractual Obligations
The following table provides information with respect to our commitments as of December 31, 2022:

	Payment due by period
(in thousands)	Total	2023	2024-2025	2026-2027	Thereafter
Unsecured Term Loans	$1,030,000	$—	$200,000	$430,000	$400,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—	—	—
Tenant Construction Financing and Reimbursement Obligations (1)	34,620	34,620	—	—	—
Operating Lease Obligations (2)	20,693	1,433	2,478	1,329	15,453
Total	$1,485,313	$36,053	$202,478	$431,329	$815,453
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually-specified rent that generally increases proportionally with our funding.
(2)Includes $18.9 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures, as adjusted for our growth.
We have made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax for the year ended December 31, 2022, if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.

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
Allowance for Credit Losses
On January 1, 2020, we adopted ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”) on a prospective basis. ASC 326 changed how we account for credit losses for all of our loans and direct financing lease receivables. ASC 326 replaced the previous “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model. Upon adoption of ASC 326, we recorded an initial allowance for credit losses of $0.2 million as of January 1, 2020, netted against loans and direct financing receivables on our consolidated balance sheet. Under ASC 326, we are required to re-evaluate the expected loss of our loans and direct financing lease receivable portfolio at each balance sheet date. As of December 31, 2022 and 2021, we recorded an allowance for credit losses of $0.8 million. Changes in our allowance for credit losses are presented within change in provision for credit losses in our consolidated statements of operations.
In connection with our adoption of ASC 326 on January 1, 2020, we implemented a new process including the use of a credit loss forecasting model. We have used this credit loss forecasting model for estimating expected lifetime credit losses, at the individual asset level, for our loans and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of loan or direct financing lease receivable and global assumptions.
We use a real estate loss estimate model (“RELEM”) which estimates losses on our loans and direct financing lease receivable portfolio, for purposes of calculating allowances for credit losses. The RELEM allows us to refine (on an ongoing basis) the expected loss estimate by incorporating loan specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity, to estimate cash flows over the life of the loan. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. Our specific loan-level inputs include loan-to-stabilized-value (“LTV”), principal balance, property type, location, coupon, origination year, term, subordination, expected repayment date and future funding. We categorize the results by LTV range, which we consider the most significant indicator of credit quality for our loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
We also evaluate each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivables.
Our allowance for credit losses is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate assets securing our loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans and direct financing leases during their anticipated term.
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
Results of Operations
The following discusses our results of operations for the year ended December 31, 2022, as compared to our results of operations for the year ended December 31, 2021. A discussion of the changes in our results of operations for the year ended December 31, 2021, as compared to our results of operations for the year ended December 31, 2020, has been omitted from this Annual Report but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2021 and 2020" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of the years ended December 31, 2022 and 2021

	Year ended December 31,
(dollar amounts in thousands)	2022	2021	Change	%
Revenues:
Rental revenue	$269,827	$213,327	$56,500	26.5%
Interest income on loans and direct financing lease receivables	15,499	15,710	(211)	(1.3)%
Other revenue, net	1,180	1,197	(17)	(1.4)%
Total revenues	286,506	230,234	56,272	24.4%
Expenses:
General and administrative	29,464	24,329	5,135	21.1%
Property expenses	3,452	5,762	(2,310)	(40.1)%
Depreciation and amortization	88,562	69,146	19,416	28.1%
Provision for impairment of real estate	20,164	6,120	14,044	229.5%
Change in provision for credit losses	88	(204)	292	143.1%
Total expenses	141,730	105,153	36,577	34.8%
Other operating income:
Gain on dispositions of real estate, net	30,647	9,338	21,309	228.2%
Income from operations	175,423	134,419	41,004	30.5%
Other (expense)/income:
Loss on debt extinguishment	(2,138)	(4,461)	(2,323)	(52.1)%
Interest expense	(40,370)	(33,614)	6,756	(20.1)%
Interest income	2,825	94	2,731	2,905.3%
Income before income tax expense	135,740	96,438	48,168	49.9%
Income tax expense	998	227	771	339.6%
Net income	134,742	96,211	47,397	49.3%
Net income attributable to non-controlling interests	(612)	(486)	126	25.9%
Net income attributable to stockholders	$134,130	$95,725	$47,523	49.6%
Revenues:
Rental revenue. Rental revenue increased by $56.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in revenues was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional rental revenues. Our real estate investment portfolio grew from 1,451 properties, representing $3.2 billion in net investments in real estate, as of December 31, 2021 to 1,653 properties, representing $3.8 billion in net investments in real estate, as of December 31, 2022. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2022 on acquisitions that were made during 2021 and 2022. A smaller component of the increase in revenues between periods is related to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables decreased by $0.2 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the repayment of mortgage loans receivable during the fourth quarter of 2021 and throughout 2022, partially offset by the growth of our mortgage loans receivable portfolio during the second half of 2022. Repayment and lending activity led to a lower average daily balance of loans receivable outstanding during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Other revenue. Other revenue for the year ended December 31, 2022 increased by approximately $17,000, as compared to the year ended December 31, 2021, primarily due to the receipt of mortgage loan prepayment fees during the fourth quarter of 2021.

Expenses:
General and administrative. General and administrative expense increased by $5.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase in general and administrative expense was primarily due to an increase in non-cash share-based compensation of $3.8 million, salary expense and professional fees.
Property expenses. Property expenses decreased by $2.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease in property expenses was primarily due to decreased insurance expenses, property taxes and property-related operational costs during the year ended December 31, 2022 related to fewer vacant properties and moving tenants accounted for on a non-accrual basis back to accrual.
Depreciation and amortization. Depreciation and amortization expense increased by $19.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Depreciation and amortization expense increased in proportion to the general increase in the size of our real estate investment portfolio.
Provision for impairment of real estate. Impairment charges on real estate investments were $20.2 million and $6.1 million for the years ended December 31, 2022 and 2021, respectively, an increase of $14.0 million. During the years ended December 31, 2022 and 2021, we recorded a provision for impairment of real estate on 13 and 18 of our real estate investments, respectively, with the average size of our impairments being smaller in 2021. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for credit losses. During the year ended December 31, 2022, our provision for credit losses increased by $0.1 million, as compared to a decrease of $0.2 million during the year ended December 31, 2021. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and loan-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $21.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. We disposed of 54 real estate properties during the year ended December 31, 2022, compared to 38 real estate properties during the year ended December 31, 2021. Overall, our 2022 dispositions had a higher sales price in relation to their net book value as compared to our 2021 dispositions.
Other (expense)/income:
Loss on debt extinguishment. Loss on debt extinguishment of $2.1 million during the year ended December 31, 2022 relates to the write-off of deferred financing costs and the payment of fees in conjunction with amendments to our term loans and revolving credit facility. During the year ended December 31, 2021, we recorded a loss on debt extinguishment of $4.5 million related to the payment of a make-whole premium and the write-off of deferred financing costs upon our repayment of the remaining $171.2 million of principal on our Series 2017-1 Notes in June 2021.
Interest expense. Interest expense increased by $6.8 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Interest income. Interest income increased by $2.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in interest income was primarily due to higher interest rates, higher average daily cash balances in our interest-bearing bank accounts and our investments in commercial paper during the year ended December 31, 2022.

Income tax expense. Income tax expense increased by $0.8 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to the accrual of income taxes for a transaction consummated in 2022 through our taxable REIT subsidiary. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. Changes in income tax expense are also due to changes in the proportion of our real estate portfolio located in jurisdictions where the Operating Partnership is subject to taxation.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2022	2021	2020
Net income	$134,742	$96,211	$42,528
Depreciation and amortization of real estate	88,459	69,043	59,309
Provision for impairment of real estate	20,164	6,120	8,399
Gain on dispositions of real estate, net	(30,647)	(9,338)	(5,821)
FFO attributable to stockholders and non-controlling interests	212,718	162,036	104,415
Non-core expenses (1)(2)(3)	2,388	4,461	2,273
Core FFO attributable to stockholders and non-controlling interests	215,106	166,497	106,688
Adjustments:
Straight-line rental revenue, net	(20,615)	(19,116)	(11,905)
Non-cash interest	2,616	2,554	2,040
Non-cash compensation expense	9,489	5,683	5,427
Other amortization expense	2,912	2,675	3,854
Other non-cash charges	74	(212)	829
Capitalized interest expense	(757)	(81)	(228)
Transaction costs	—	—	291
AFFO attributable to stockholders and non-controlling interests	$208,825	$158,000	$106,995
_____________________________________
(1)Includes $0.2 million of fees incurred in conjunction with the August 2022 amendment to our 2027 Term Loan and our $2.1 million loss on debt extinguishment during the year ended December 31, 2022.
(2)Includes our $4.5 million loss on debt extinguishment during the year ended December 31, 2021.
(3)Includes non-recurring expenses of approximately $39,000 related to reimbursement of executive relocation costs, $1.1 million for severance payments and acceleration of non-cash compensation expense in connection with the termination of one of our executive officers, $0.2 million of non-recurring recruiting costs and our $0.9 million loss on debt extinguishment during the year ended December 31, 2020.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2022	2021	2020
Net income	$134,742	$96,211	$42,528
Depreciation and amortization	88,562	69,146	59,446
Interest expense	40,370	33,614	29,651
Interest income	(2,825)	(94)	(485)
Income tax expense	998	227	212
EBITDA attributable to stockholders and non-controlling interests	261,847	199,104	131,352
Provision for impairment of real estate	20,164	6,120	8,399
Gain on dispositions of real estate, net	(30,647)	(9,338)	(5,821)
EBITDAre attributable to stockholders and non-controlling interests	$251,364	$195,886	$133,931
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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended December 31, 2022:

(in thousands)	Three months ended December 31, 2022
Net income	$35,521
Depreciation and amortization	24,121
Interest expense	12,128
Interest income	(2,025)
Income tax expense	229
EBITDA attributable to stockholders and non-controlling interests	69,974
Provision for impairment of real estate	9,623
Gain on dispositions of real estate, net	(12,565)
EBITDAre attributable to stockholders and non-controlling interests	67,032
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	6,546
Adjustment to exclude other non-recurring activity (2)	312
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(181)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$73,709

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$294,836
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended December 31, 2022 had occurred on October 1, 2022.
(2)Adjustment is made to exclude non-core expenses added back to compute Core FFO, to exclude changes in our provision for credit losses and to eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.
(3)Adjustment excludes lease termination or loan prepayment fees and contingent rent (based on a percentage of the tenant's gross sales at the leased property) where payment is subject to exceeding a sales threshold specified in the lease, if any.
We calculate our net debt as our gross debt (defined as total debt plus net deferred financing costs and original issue discount on our borrowings) less cash and cash equivalents and restricted cash deposits available for future investment. We believe excluding cash and cash equivalents and restricted cash available for future investment from gross debt, all of which could be used to repay debt, provides an estimate of the net contractual amount of borrowed capital to be repaid, which we believe is a beneficial disclosure to investors and analysts.
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2022	2021
Unsecured term loan, net of deferred financing costs	$1,025,492	$626,983
Revolving credit facility	—	144,000
Senior unsecured notes	395,286	394,723
Total debt	1,420,778	1,165,706
Deferred financing costs and original issue discount, net	9,222	8,294
Gross debt	1,430,000	1,174,000
Cash and cash equivalents	(62,345)	(59,758)
Restricted cash available for future investment	(9,155)	—
Net debt	$1,358,500	$1,114,242
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2022	2021	2020
Net income	$134,742	$96,211	$42,528
General and administrative expense	29,464	24,329	24,444
Depreciation and amortization	88,562	69,146	59,446
Provision for impairment of real estate	20,164	6,120	8,399
Change in provision for credit losses	88	(204)	830
Gain on dispositions of real estate, net	(30,647)	(9,338)	(5,821)
Loss on debt extinguishment	2,138	4,461	924
Interest expense	40,370	33,614	29,651
Interest income	(2,825)	(94)	(485)
Income tax expense	998	227	212
NOI attributable to stockholders and non-controlling interests	283,054	224,472	160,128
Straight-line rental revenue, net	(20,615)	(19,116)	(11,905)
Other amortization and non-cash charges	2,912	2,675	3,854
Cash NOI attributable to stockholders and non-controlling interests	$265,351	$208,031	$152,077

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To achieve this objective, we borrow on a fixed-rate basis through the issuance of senior unsecured notes or incur debt that bears interest at floating rates under the Revolving Credit Facility, which we use in connection with our operations, including for funding investments, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan.

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	3.3%
2027 Term Loan	February 2027	430,000	430,000	2.4%	3.0%
2028 Term Loan	January 2028	400,000	—	4.6%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	144,000	—%	1.3%
Total principal outstanding		$1,430,000	$1,174,000	3.3%	2.9%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
We have fixed the floating rates on borrowings under our term loan facilities by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At December 31, 2022, our aggregate asset in the event of the early termination of our swaps was $45.9 million.
At December 31, 2022, a 100-basis point increase of the interest rate on our unsecured term loan borrowings would increase our related interest costs by $10.3 million per year and a 100-basis point decrease of the interest rate would decrease our related interest costs by $10.3 million per year.
We are exposed to interest rate risk between the time we enter into a sale-leaseback transaction, acquire a leased property or invest in a loan receivable and the time we finance the related asset with long-term fixed-rate debt. In addition, when our long-term debt matures, we may have to refinance the debt at a higher interest rate. Market interest rates are sensitive to many factors that are beyond our control. Our interest rate risk management objective is to limit the impact of future interest rate changes on our earnings and cash flows.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2022:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$292,120
_____________________________________
(1)Excludes net deferred financing costs of $4.0 million and net discount of $0.7 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the two years then ended, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 15, 2023 expressed an unqualified opinion.
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
Evaluation of the measurement of the fair values used in the purchase price allocation of real estate acquisitions
As described further in Notes 2 and 3 to the consolidated financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition in which the Company allocates the purchase price of acquired properties to land, buildings, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. The Company acquired approximately $806.8 million of real estate investments during the year ended December 31, 2022. We identified the measurement of the fair values used in the purchase price allocation of real estate acquisitions as a critical audit matter.
The principal consideration for our determination that the measurement of the fair values used in the purchase price allocation of real estate acquisitions is a critical audit matter is the higher risk of estimation uncertainty in determining estimates of fair value. Specifically, fair value measurements were sensitive to establishing a range of market assumptions for land values, building replacement values, and rental rates. Establishing the market assumptions for land, building and rent included identifying the relevant properties in the established range most comparable to the acquired property. There was a high degree of subjective and complex auditor judgement in evaluating these key inputs assumptions.
Our audit procedures related to the measurement of the fair values used in the purchase price allocation of real estate acquisitions included the following, among others:
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls relating to the process to allocate the purchase price of real estate acquisitions, including internal controls over the selection and review of the inputs and assumptions to estimate fair value, including those used by third party valuation professionals.
For a selection of real estate acquisitions, we involved our real estate valuation professionals with specialized skills and knowledge who assisted in evaluating the valuation techniques and assumptions to the fair value measurements used in the purchase price allocations. We read the purchase agreements and tested the completeness and accuracy of underlying data used that was contractual in nature, including rental data. The evaluation included comparison of the Company’s assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. We analyzed where the Company’s market rental rates fell compared to our valuation professionals’ independently developed ranges to evaluate if management bias was present.
Evaluation of the provision for impairment of real estate investments
As described further in Note 2 to the consolidated financial statements, the Company reviews its real estate investments for potential impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds. Those events and circumstances include, but are not limited to, significant changes in real estate market conditions, estimated residual values, properties on non-accrual status, identified or pending vacancies, expiring leases, damaged properties, and an expectation to sell assets before the end of the previously estimated life. For real estate investments that show an indication of impairment, management determines whether an impairment has occurred by comparing the estimated undiscounted future cash flows, including the residual value of the real estate, with the carrying amount of the individual asset. Forecasting the estimated future cash flows requires management to make estimates and assumptions about significant variables, such as the probabilities of outcomes of leasing prospects and local market information, estimated holdings periods, direct and terminal capitalization rates, and potential disposal proceeds to be received upon a sale. We identified the evaluation of the provision for impairment of real estate investments as a critical audit matter.
The principal consideration for our determination that the evaluation of impairment of investments in real estate is a critical audit matter is the higher risk of estimation uncertainty due to sensitivity of management judgements, not only regarding indicators of impairment, but also regarding estimates and assumptions utilized in forecasting cash flows for cost recoverability and determining fair value measurements. Specifically, forecasted cash flows for recoverability and estimates of fair value were sensitive to changes in the probability of outcomes of leasing prospects and local market information, anticipated sale values, and capitalization rates. There was a high degree of subjective and complex auditor judgement in evaluating these key inputs and assumptions.
Our audit procedures related to the evaluation of the provision for impairment of investments in real estate included the following, among others:
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls over the evaluation of potential real estate investment impairments, such as internal controls over the Company’s monitoring of the real estate investment portfolio, the Company’s assessments of recoverability, and the Company’s estimates of fair value.
We evaluated the completeness of the population of investments in real estate requiring further analysis as compared to the criteria established in management’s accounting policies over impairment.

For a selection of impacted real estate investments, we tested the Company’s undiscounted cash flow analyses and estimates of fair value for real estate investments with indicators of impairment, including evaluating the reasonableness of the methods and significant inputs and assumptions used.
For a selection of impacted real estate investments, we compared the probability of outcomes with historical performance and considered any relevant prospective data, including property-specific industry and local market information.
For a selection of impacted real estate investments, we compared anticipated sale values and capitalization rates with comparable observable market data, which involved the use of our valuation specialists.
Our assessment included sensitivity analyses over these significant inputs and assumptions.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Jacksonville, Florida
February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.
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
February 15, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Essential Properties Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for the year ended December 31, 2020 of Essential Properties Realty Trust, Inc. (the “Company”), and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
February 23, 2021

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,228,687	$1,004,154
Building and improvements	2,440,630	2,035,919
Lease incentives	18,352	13,950
Construction in progress	34,537	8,858
Intangible lease assets	88,364	87,959
Total real estate investments, at cost	3,810,570	3,150,840
Less: accumulated depreciation and amortization	(276,307)	(200,152)
Total real estate investments, net	3,534,263	2,950,688
Loans and direct financing lease receivables, net	240,035	189,287
Real estate investments held for sale, net	4,780	15,434
Net investments	3,779,078	3,155,409
Cash and cash equivalents	62,345	59,758
Restricted cash	9,155	—
Straight-line rent receivable, net	78,587	57,990
Derivative assets	47,877	—
Rent receivables, prepaid expenses and other assets, net	22,991	25,638
Total assets (1)	$4,000,033	$3,298,795

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,025,492	$626,983
Senior unsecured notes, net	395,286	394,723
Revolving credit facility	—	144,000
Intangible lease liabilities, net	11,551	12,693
Dividend payable	39,398	32,610
Derivative liabilities	2,274	11,838
Accrued liabilities and other payables	29,261	32,145
Total liabilities (1)	1,503,262	1,254,992
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 142,379,655 and 124,649,053 issued and outstanding as of December 31, 2022 and 2021, respectively	1,424	1,246
Additional paid-in capital	2,563,305	2,151,088
Distributions in excess of cumulative earnings	(117,187)	(100,982)
Accumulated other comprehensive income (loss)	40,719	(14,786)
Total stockholders' equity	2,488,261	2,036,566
Non-controlling interests	8,510	7,237
Total equity	2,496,771	2,043,803
Total liabilities and equity	$4,000,033	$3,298,795
 _____________________________________
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2—Summary of Significant Accounting Policies. As of December 31, 2022 and 2021, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $39.2 million and $32.5 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Revenues:
Rental revenue	$269,827	$213,327	$155,792
Interest on loans and direct financing lease receivables	15,499	15,710	8,136
Other revenue, net	1,180	1,197	81
Total revenues	286,506	230,234	164,009

Expenses:
General and administrative	29,464	24,329	24,444
Property expenses	3,452	5,762	3,881
Depreciation and amortization	88,562	69,146	59,446
Provision for impairment of real estate	20,164	6,120	8,399
Change in provision for credit losses	88	(204)	830
Total expenses	141,730	105,153	97,000
Other operating income:
Gain on dispositions of real estate, net	30,647	9,338	5,821
Income from operations	175,423	134,419	72,830
Other (expense)/income:
Loss on debt extinguishment	(2,138)	(4,461)	(924)
Interest expense	(40,370)	(33,614)	(29,651)
Interest income	2,825	94	485
Income before income tax expense	135,740	96,438	42,740
Income tax expense	998	227	212
Net income	134,742	96,211	42,528
Net income attributable to non-controlling interests	(612)	(486)	(255)
Net income attributable to stockholders	$134,130	$95,725	$42,273

Basic weighted average shares outstanding	134,941,188	116,358,059	95,311,035
Basic net income per share	$0.99	$0.82	$0.44

Diluted weighted average shares outstanding	135,855,916	117,466,338	96,197,705
Diluted net income per share	$0.99	$0.82	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In thousands)	2022	2021	2020
Net income	$134,742	$96,211	$42,528
Other comprehensive income (loss):
Deferred loss on cash flow hedges	—	(4,824)	—
Unrealized income (loss) on cash flow hedges	56,736	17,273	(42,121)
Cash flow hedge losses reclassified to interest expense	26	10,059	6,676
Total other comprehensive income (loss)	56,762	22,508	(35,445)
Comprehensive income	191,504	118,719	7,083
Net income attributable to non-controlling interests	(612)	(486)	(255)
Adjustment for other comprehensive (income) loss attributable to non-controlling interests	(1,257)	(113)	213
Comprehensive income attributable to stockholders	$189,635	$118,120	$7,041

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders' Equity

	Common Stock
(In thousands, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	83,761,151	$838	$1,223,043	$(27,482)	$(1,949)	$1,194,450	$7,663	$1,202,113
Cumulative adjustment upon adoption of ASC 326	—	—	—	(187)	—	(187)	(1)	(188)
Common stock issuance	22,554,057	225	477,574	—	—	477,799	—	477,799
Costs related to issuance of common stock	—	—	(18,154)	—	—	(18,154)	—	(18,154)
Other comprehensive loss	—	—	—	—	(35,232)	(35,232)	(213)	(35,445)
Equity based compensation expense	46,316	1	6,077	—	—	6,078	—	6,078
Dividends declared on common stock and OP Units	—	—	—	(92,269)	—	(92,269)	(514)	(92,783)
Net income	—	—	—	42,273	—	42,273	255	42,528
Balance at December 31, 2020	106,361,524	1,064	1,688,540	(77,665)	(37,181)	1,574,758	7,190	1,581,948
Common stock issuance	18,230,721	182	469,018	—	—	469,200	—	469,200
Common stock withheld related to net share settlement of equity awards	—	—	—	(353)	—	(353)	—	(353)
Costs related to issuance of common stock	—	—	(12,153)	—	—	(12,153)	—	(12,153)
Other comprehensive income	—	—	—	—	22,395	22,395	113	22,508
Equity based compensation expense	56,808	—	5,683	—	—	5,683	—	5,683
Dividends declared on common stock and OP Units	—	—	—	(118,689)	—	(118,689)	(552)	(119,241)
Net income	—	—	—	95,725	—	95,725	486	96,211
Balance at December 31, 2021	124,649,053	1,246	2,151,088	(100,982)	(14,786)	2,036,566	7,237	2,043,803
Common stock issuance	17,576,684	178	413,667	—	—	413,845	—	413,845
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,452)	—	(2,452)	—	(2,452)
Costs related to issuance of common stock	—	—	(10,939)	—	—	(10,939)	—	(10,939)
Other comprehensive income	—	—	—	—	55,505	55,505	1,257	56,762
Equity based compensation expense	153,918	—	9,489	—	—	9,489	—	9,489
Dividends declared on common stock and OP Units	—	—	—	(147,883)	—	(147,883)	(596)	(148,479)
Net income	—	—	—	134,130	—	134,130	612	134,742
Balance at December 31, 2022	142,379,655	$1,424	$2,563,305	$(117,187)	$40,719	$2,488,261	$8,510	$2,496,771

 The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$134,742	$96,211	$42,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,562	69,146	59,406
Amortization of lease incentive	3,480	3,074	3,847
Amortization of above/below market leases and right of use assets, net	(217)	749	9
Amortization of deferred financing costs and other non-cash interest expense	3,099	2,738	2,532
Loss on debt extinguishment	2,138	4,461	924
Provision for impairment of real estate	20,164	6,120	8,399
Change in provision for credit losses	88	(204)	830
Gain on dispositions of real estate, net	(30,647)	(9,338)	(5,821)
Straight-line rent receivable, net	(20,811)	(20,160)	(15,137)
Equity based compensation expense	9,489	5,683	6,085
Adjustment to rental revenue for tenant credit	371	(2,900)	3,601
Payments made in settlement of cash flow hedges	—	(4,836)	—
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	4,507	2,216	(12,058)
Accrued liabilities and other payables	(3,943)	14,433	4,243
Net cash provided by operating activities	211,022	167,393	99,388
Cash flows from investing activities:
Proceeds from sales of investments, net	126,610	58,381	82,889
Principal collections on loans and direct financing lease receivables	70,439	100,488	286
Investments in loans receivable	(115,016)	(136,391)	(60,480)
Deposits for prospective real estate investments	(26)	(590)	475
Investment in real estate, including capital expenditures	(728,727)	(840,027)	(541,307)
Investment in construction in progress	(51,870)	(9,348)	(14,423)
Lease incentives paid	(7,488)	(2,197)	(12,949)
Net cash used in investing activities	(706,078)	(829,684)	(545,509)
Cash flows from financing activities:
Repayment of secured borrowings	—	(175,781)	(65,909)
Borrowings under term loan facilities	397,523	—	180,000
Borrowings under revolving credit facility	299,000	393,000	87,000
Repayments under revolving credit facility	(443,000)	(267,000)	(115,000)
Proceeds from issuance of Senior Unsecured Notes	—	396,600	—
Proceeds from issuance of common stock, net	403,884	458,267	461,006
Payments for taxes related to net settlement of equity awards	(2,452)	(353)	—
Payments of debt extinguishment costs	(467)	—	—
Deferred financing costs	(4,991)	(2,120)	(25)
Offering costs	(1,008)	(1,220)	(2,805)
Dividends paid	(141,691)	(112,334)	(86,475)
Net cash provided by financing activities	506,798	689,059	457,792
Net increase in cash and cash equivalents and restricted cash	11,742	26,768	11,671
Cash and cash equivalents and restricted cash, beginning of period	59,758	32,990	21,319
Cash and cash equivalents and restricted cash, end of period	$71,500	$59,758	$32,990
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$62,345	$59,758	$26,602
Restricted cash	9,155	—	6,388
Cash and cash equivalents and restricted cash, end of period	$71,500	$59,758	$32,990
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(In thousands)	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$36,832	$24,162	$27,071
Cash paid for income taxes	1,214	637	546
Non-cash investing and financing activities:
Adjustment upon adoption of ASC 326	$—	$—	$188
Reclassification from construction in progress upon project completion	26,948	4,478	22,643
Net settlement of proceeds on the sale of investments	(28,938)	(960)	860
Non-cash investments in real estate and loans receivable	22,679	1,227	(860)
Unrealized (gains) losses on cash flow hedges	(56,615)	(27,890)	44,920
Payable and accrued offering costs	30	—	—
Discounts and fees on capital raised through issuance of common stock	9,931	10,933	16,674
Discounts and fees on issuance of debt	2,477	3,400	—
Dividends declared and unpaid	39,398	32,610	25,703
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2022
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
COVID-19 Pandemic
For much of 2020, the COVID-19 pandemic (“COVID-19”) created significant uncertainty and economic disruption that adversely affected the Company and its tenants. The adverse impact of the pandemic moderated during 2021 and significantly diminished during 2022. However, the continuing impact of the COVID-19 pandemic and its duration are unclear, and various factors could erode the progress that has been made against the virus to date. If conditions similar to those experienced in 2020, at the height of the pandemic, were to reoccur, they would adversely impact the Company and its tenants. The Company continues to closely monitor the impact of COVID-19 on all aspects of its business.

2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2022 and 2021, the Company, directly and indirectly, held a 99.6% ownership interest in the Operating Partnership, and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Depreciation on real estate investments	$80,647	$61,171	$51,736
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
Loans Receivable
The Company holds its loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any, less the Company's estimated allowance for credit losses. The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest income over the term of the related loan receivable using the effective-interest method.
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
Allowance for Credit Losses
On January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”) on a prospective basis. ASC 326 changed how the Company accounts for credit losses for all of its loans and direct financing lease receivables. ASC 326 replaced the previous “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information than used under the incurred losses model. Upon adoption of ASC 326, the Company recorded an initial allowance for credit losses of $0.2 million as of January 1, 2020, netted against loans and direct financing receivables on its consolidated balance sheet. Under ASC 326, the Company is required to re-evaluate the expected loss of its loans and direct financing lease receivables portfolio at each balance sheet date. As of December 31, 2022 and 2021, the Company recorded an allowance for credit losses of $0.8 million. Changes in the Company's allowance for credit losses are presented within change in provision for credit losses in its consolidated statements of operations.
In connection with its adoption of ASC 326 on January 1, 2020, the Company implemented a new process including the use of a credit loss forecasting model. The Company has used this credit loss forecasting model for estimating expected lifetime credit losses, at the individual asset-level, for its loans and direct financing lease receivable portfolio. The forecasting model used is the probability weighted expected cash flow method, depending on the type of loan or direct financing lease receivable and global assumptions.
The Company uses a real estate loss estimate model (“RELEM”) which estimates losses on its loans and direct financing lease receivable portfolio, for purposes of calculating allowances for credit losses. The RELEM allows the Company to refine (on an ongoing basis) the expected loss estimate by incorporating loan specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. The Company's specific loan-level inputs include loan-to-stabilized-value (“LTV”), principal balance, property type, location, coupon, origination year, term, subordination, expected repayment date and future funding. The Company categorizes the results by LTV range, which it considers the most significant indicator of credit quality for its loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
The Company also evaluates each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivables.
The Company's allowance for credit losses is adjusted to reflect its estimation of the current and future economic conditions that impact the performance of the real estate assets securing its loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans and direct financing lease receivables during their anticipated term.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Provision for impairment of real estate	$20,164	$6,120	$8,399
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
As of December 31, 2022 and 2021, the Company had deposits of $62.3 million and $59.8 million, respectively, of which $62.1 million and $59.5 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk with respect to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.
Restricted Cash
Restricted cash primarily consists of cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code.
Forward Equity Sales
The Company has and may continue to enter into forward sale agreements relating to shares of its common stock, either through its 2022 ATM Program (as defined herein) or through an underwritten public offering. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election.
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

Financing costs related to the issuance of the Company’s borrowings under the 2024 Term Loan, 2027 Term Loan, 2028 Term Loan and 2031 Notes were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related outstanding debt balance on the consolidated balance sheets.
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

	Year ended December 31,
(in thousands)	2022	2021	2020
Contingent rent	$682	$721	$444
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
The Company recorded the following amounts as increases to or reductions of rental revenue for tenant credit during the periods presented:

	Year ended December 31,
(in thousands)	2022		2021	2020
Adjustment to rental revenue for tenant credit	$(371)	-371000	$2,900	$(7,149)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of December 31, 2022 and 2021, the Company capitalized a total of $90.3 million and $79.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company's consolidated balance sheets.
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
As of December 31, 2022 and 2021, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of December 31, 2022 or 2021. The 2021, 2020 and 2019 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company recognizes compensation expense for equity-based compensation using the straight-line method based on the fair value of the award on the grant date. Forfeitures of equity-based compensation awards, if any, are recognized when they occur.
Variable Interest Entities
The Financial Accounting Standards Board (“FASB”) provides guidance for determining whether an entity is a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A VIE is required to be consolidated by its primary beneficiary, which is the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses, or the right to receive benefits, of the VIE that could potentially be significant to the VIE.
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2022 and 2021.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

	December 31,
(Dollars in thousands)	2022	2021
Number of VIEs	21	23
Aggregate carrying value	$233,351	$140,851
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of December 31, 2022 and 2021. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of December 31, 2022 and 2021.
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
3. Investments
The following table presents information about the number of investments in the Company's real estate investment portfolio as of each date presented:

	December 31,
	2022	2021
Owned properties (1)	1,489	1,315
Properties securing investments in mortgage loans (2)	153	126
Ground lease interests (3)	11	10
Total number of investments	1,653	1,451
_____________________________________
(1)Includes 8 and 11 properties which are subject to leases accounted for as direct financing leases or loans as of December 31, 2022 and 2021, respectively.
(2)Properties secure 20 and 17 mortgage loans receivable as of December 31, 2022 and 2021, respectively.
(3)Includes one building which is subject to a lease accounted for as a direct financing lease as of December 31, 2021.
The following table presents information about the gross investment value of the Company's real estate investment portfolio as of each date presented:

	December 31,
(in thousands)	2022	2021
Real estate investments, at cost	$3,810,570	$3,150,840
Loans and direct financing lease receivables, net	240,035	189,287
Real estate investments held for sale, net	4,780	15,434
Total gross investments	$4,055,385	$3,355,561

Investments in 2022 and 2021
The following table presents information about the Company’s acquisition activity during the years ended December 31, 2022 and 2021:

	Year ended December 31,
(Dollars in thousands)	2022	2021
Ownership type	(1)	Fee Simple
Number of properties	224	297

Purchase price allocation:
Land and improvements	$270,049	$279,501
Building and improvements	481,560	544,604
Construction in progress (2)	51,870	9,348
Intangible lease assets	3,366	11,010
Total purchase price	806,845	844,463

Intangible lease liabilities	—	(3,320)
Purchase price (including acquisition costs)	$806,845	$841,143
_____________________________________
(1)During the year ended December 31, 2022, the Company acquired the fee interest in 223 properties and acquired one property subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $0.8 million and $0.1 million, respectively, of capitalized interest expense during the years ended December 31, 2022 and 2021.
During the years ended December 31, 2022 and 2021, the Company did not have any investments that individually represented more than 5% of the Company’s total investment activity.

Gross Investment Activity
During the years ended December 31, 2022, 2021 and 2020, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, December 31, 2019	1,000	$2,002,314
Acquisitions of and additions to real estate investments	208	568,204
Sales of investments in real estate	(49)	(81,312)
Relinquishment of properties at end of ground lease term	(3)	(1,931)
Provisions for impairment of real estate (1)	—	(8,399)
Investments in loans receivable	25	61,339
Principal collections on and settlements of loans and direct financing lease receivables	—	(286)
Other	—	(11,256)
Gross investments, December 31, 2020	1,181	2,528,673
Acquisitions of and additions to real estate investments	297	853,798
Sales of investments in real estate	(38)	(57,154)
Provisions for impairment of real estate (2)	—	(6,120)
Investments in loans receivable	49	137,351
Principal collections on and settlements of loans and direct financing lease receivables	(38)	(100,488)
Other	—	(499)
Gross investments, December 31, 2021	1,451	3,355,561
Acquisitions of and additions to real estate investments	224	810,661
Sales of investments in real estate	(54)	(138,515)
Provisions for impairment of real estate (3)	—	(20,164)
Investments in loans receivable	75	143,954
Principal collections on and settlements of loans and direct financing lease receivables	(43)	(93,118)
Other	—	(2,994)
Gross investments, December 31, 2022	1,653	4,055,385
Less: Accumulated depreciation and amortization (4)	—	(276,307)
Net investments, December 31, 2022	1,653	$3,779,078
_____________________________________________
(1)During the year ended December 31, 2020, the Company identified and recorded provisions for impairment at 7 vacant and 10 tenanted properties.
(2)During the year ended December 31, 2021, the Company identified and recorded provisions for impairment at 2 vacant and 16 tenanted properties.
(3)During the year ended December 31, 2022, the Company identified and recorded provisions for impairment at 4 vacant and 9 tenanted properties.
(4)Includes $238.2 million of accumulated depreciation as of December 31, 2022.
Real Estate Investments
The Company's investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company's leases.
Loans and Direct Financing Lease Receivables
As of December 31, 2022 and 2021, the Company had 23 and 22 loans receivable outstanding, with an aggregate carrying amount of $238.7 million and $187.8 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $238.7 million as of December 31, 2022.

The Company's loans receivable portfolio as of December 31, 2022 and 2021 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	December 31,
						2022	2021
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	P+I		8.10%	8.10%	2059	—	6,096
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	51,000	28,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)	I/O	3	8.79%	8.50%	2022	2,324	2,324
Mortgage (2)	I/O	1	7.00%	7.00%	2023	600	600
Mortgage (2)	I/O		6.89%	6.75%	2026	—	14,165
Mortgage (2)	I/O	3	8.30%	8.25%	2023	3,146	3,146
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	3	7.51%	7.00%	2036	2,673	30,806
Mortgage (2)	I/O		7.51%	7.00%	2036	—	9,679
Mortgage (2)	I/O		7.85%	7.50%	2031	—	13,000
Mortgage (2)	I/O	2	8.29%	8.25%	2023	2,389	2,389
Mortgage (2)	I/O	1	5.72%	8.00%	2051	24,100	6,864
Mortgage (2)	I/O	2	7.44%	7.10%	2036	9,808	9,808
Mortgage (2)	I/O	7	7.30%	6.80%	2036	35,474	25,714
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)	I/O	1	8.00%	8.00%	2023	1,754	—
Mortgage (2)	I/O	37	6.80%	7.00%	2027	26,307	—
Mortgage (2)	I/O	1	6.99%	7.20%	2037	3,600	—
Mortgage (2)	I/O	1	8.40%	8.25%	2024	760	—
Mortgage (2)	I/O	4	8.64%	8.05%	2037	12,250	—
Mortgage (2)	I/O	10	8.93%	8.25%	2037	28,938	—
Leasehold interest	P+I		10.69%	(4)	2039	—	1,435
Leasehold interest	P+I	1	2.25%	(5)	2034	992	1,055
Leasehold interest	P+I	1	2.41%	(5)	2034	1,473	1,560
Leasehold interest	P+I	1	4.97%	(5)	2038	1,517	1,562
Net investment						$238,695	$187,793
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
(5)These leasehold interests are accounted for as loans receivable, as the leases for each property contain an option for the related lessee to repurchase the leased property in the future.

Scheduled principal payments due to be received under the Company's loans receivable as of December 31, 2022 were as follows:

(in thousands)	Loans Receivable
2023	$8,096
2024	981
2025	234
2026	248
2027	26,570
Thereafter	202,566
Total	$238,695
As of December 31, 2022 and 2021, the Company had $2.1 million and $2.3 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

	December 31,
(in thousands)	2022	2021
Minimum lease payments receivable	$2,812	$3,189
Estimated unguaranteed residual value of leased assets	251	270
Unearned income from leased assets	(957)	(1,150)
Net investment	$2,106	$2,309
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2022 were as follows:

(in thousands)	Future Minimum Base Rental Payments
2023	$321
2024	283
2025	254
2026	243
2027	219
Thereafter	1,492
Total	$2,812
Allowance for Credit Losses
The Company utilizes a real estate estimate model (i.e. a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of December 31, 2022 and 2021, the Company recorded an allowance for credit losses of $0.8 million and $0.8 million, respectively. Changes in the Company’s allowance for credit losses are presented within provision for credit losses in the Company’s consolidated statements of operations.

For the years ended December 31, 2022, 2021 and 2020, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at December 31, 2019	$—
Cumulative-effect adjustment upon adoption of ASC 326	188
Current period provision for expected credit losses (1)	830
Write-offs charged	—
Recoveries	—
Balance at December 31, 2020	1,018
Current period provision for expected credit losses (1)	(204)
Write-offs charged	—
Recoveries	—
Balance at December 31, 2021	814
Current period provision for expected credit losses (2)	88
Write-offs charged	(137)
Recoveries	—
Balance at December 31, 2022	$765
_____________________________________
(1)The increase in expected credit losses was due to the changes in assumptions regarding then-current macroeconomic factors related to COVID-19.
(2)The decrease in expected credit losses is due to assumptions regarding current macroeconomic factors returning to pre-pandemic values due to the reduction of the adverse impact of the COVID-19 pandemic.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of as of December 31, 2022:

	Amortized Cost Basis by Origination Year					Total Amortized Costs Basis
(in thousands)	2022	2021	2020	2019	Prior to 2019
LTV <60%	$23,000	$—	$—	$28,000	$1,635	$52,635
LTV 60%-70%	—	28,234	—	—	—	28,234
LTV >70%	83,369	45,186	10,612	20,292	471	159,930
	$106,369	$73,420	$10,612	$48,292	$2,106	$240,799
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2022 and 2021:

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2020	8	$17,058	$—	$17,058
Transfers to held for sale classification	20	25,767	—	25,767
Sales	(15)	(13,501)	—	(13,501)
Transfers to held and used classification	(4)	(13,890)	—	(13,890)
Held for sale balance, December 31, 2021	9	15,434	—	15,434
Transfers to held for sale classification	11	28,393	—	28,393
Sales	(16)	(39,047)	—	(39,047)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2022	4	$4,780	$—	$4,780
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2022, 2021 or 2020 represented 10% or more of total rental revenue in the Company's consolidated statements of operations.
The following table lists the states where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company's consolidated statements of operations:

	Year ended December 31,
State	2022	2021	2020
Texas	13.5%	13.1%	14.9%

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$77,096	$30,217	$46,879	$76,255	$24,540	$51,715
Intangible market lease assets	11,268	4,917	6,351	11,704	4,409	7,295
Total intangible assets	$88,364	$35,134	$53,230	$87,959	$28,949	$59,010

Intangible market lease liabilities	$15,325	$3,774	$11,551	$15,948	$3,255	$12,693
 The remaining weighted average amortization period for the Company's intangible assets and liabilities as of December 31, 2022, by category and in total, were as follows:

Years Remaining
In-place leases	8.8
Intangible market lease assets	11.0
Total intangible assets	9.1

Intangible market lease liabilities	8.3
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Amortization of in-place leases (1)	$7,575	$7,544	$7,067
Amortization (accretion) of market lease intangibles, net (2)	(217)	(47)	9
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(350)	(353)	(395)
 ______________________________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
2023	$6,187
2024	5,519
2025	4,271
2026	3,966
2027	3,437
Thereafter	23,499
Total	$46,879
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
2023	$(692)	$701	$9
2024	(659)	698	39
2025	(651)	700	49
2026	(641)	704	63
2027	(620)	728	108
Thereafter	(3,088)	8,020	4,932
Total	$(6,351)	$11,551	$5,200
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

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2022 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
2023	$295,823
2024	298,360
2025	298,352
2026	300,847
2027	300,685
Thereafter	3,129,043
Total	$4,623,110
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
The fixed and variable components of lease revenues for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Fixed lease revenues	$270,694	$210,441	$165,171
Variable lease revenues (1)	1,632	1,708	1,341
Total lease revenues (2)	$272,326	$212,149	$166,512
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of December 31, 2022, the Company's ROU assets and lease liabilities were $7.3 million and $9.0 million, respectively. As of December 31, 2021, the Company's ROU assets and lease liabilities were $7.4 million and $9.4 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company's lease liabilities as of the dates presented:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	22.9	21.5
Weighted average discount rate	6.09%	6.08%

The following table sets forth the details of rent expense for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(in thousands)	2022	2021	2020
Fixed rent expense - Ground Rent	$981	$957	$905
Fixed rent expense - Office Rent	511	510	512
Variable rent expense	—	—	—
Total rent expense	$1,492	$1,467	$1,418
As of December 31, 2022, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company's tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2023	$525	$135	$773	$1,433
2024	531	28	728	1,287
2025	538	—	653	1,191
2026	—	—	658	658
2027	—	—	671	671
Thereafter	—	—	15,453	15,453
Total	$1,594	$163	$18,936	20,693
Present value discount				(11,714)
Lease liabilities				$8,979
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of December 31, 2022 and 2021:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	5.3%	1.3%
2027 Term Loan	February 2027	430,000	430,000	5.3%	1.6%
2028 Term Loan	January 2028	400,000	—	5.3%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	—	144,000	—%	1.3%
Total principal outstanding		$1,430,000	$1,174,000	4.6%	2.0%
______________________________________________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2022:

(in thousands)	2024 Tem Loan	2027 Term Loan	2028 Term Loan	Senior Unsecured Notes	Revolving Credit Facility	Total
2023	$—	$—	$—	$—	$—	$—
2024	200,000	—	—	—	—	200,000
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	—	430,000	—	—	—	430,000
Thereafter	—	—	400,000	400,000	—	800,000
Total	$200,000	$430,000	$400,000	$400,000	$—	$1,430,000
The Company was not in default of any provisions under any of its outstanding indebtedness as of December 31, 2022 or 2021.
Revolving Credit Facility, 2024 Term Loan and 2028 Term Loan
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
In February 2022, the Company entered into an amendment to the Amended Credit Agreement (as so amended, the "Credit Agreement") and, pursuant to such amendment, among other things, the availability of extensions of credit under the Revolving Credit Facility was increased to $600.0 million, the accordion feature was increased to $600.0 million, the borrowing base limitation on borrowings thereunder was removed, the leverage-based margin applicable to borrowings under the Revolving Credit Facility was reduced, the LIBOR reference rate was replaced with reference to the Adjusted Term SOFR rate, consistent with market practice, and the composition and extent of lender participation under the Revolving Credit Facility was changed. During the year ended December 31, 2022, in connection with this amendment, the Company recorded a $0.1 million loss on debt extinguishment related to the write-off of certain deferred financing costs on the Revolving Credit Facility.
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

In July 2022, the Credit Agreement was further amended to provide for an additional $400.0 million of second tranche term loans, which could be borrowed on a delayed draw basis (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150 million was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing for all borrowings under the Credit Agreement is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch), and reset the accordion feature to maintain the $600.0 million availability thereunder.
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
The Operating Partnership is the borrower under the Credit Agreement, and the Company and certain of its subsidiaries that own direct or indirect interests in eligible real property assets are guarantors under the Credit Agreement.
Under the terms of the Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios.
The Company was in compliance with all financial covenants and was not in default on any provisions under the Credit Agreement as of December 31, 2022 and 2021.
The following table presents information about the Revolving Credit Facility for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Balance on Balance on January 1,	$144,000	$18,000	$46,000
Borrowings	299,000	393,000	87,000
Repayments	(443,000)	(267,000)	(115,000)
Balance on December 31,	$—	$144,000	$18,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Interest expense and fees	$2,807	$1,552	$1,367
Amortization of deferred financing costs	1,217	1,165	1,165
Total	$4,024	$2,717	$2,532
Total deferred financing costs, net, of $3.7 million and $1.4 million related to the Revolving Credit Facility were included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, the Company had $600.0 million and $256.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
2027 Term Loan
On November 26, 2019, the Company, through the Operating Partnership, entered into a $430 million term loan (the “2027 Term Loan”) with a group of lenders. The 2027 Term Loan provides for term loans to be drawn up to an aggregate amount of $430 million with a maturity of November 26, 2026. The Company borrowed the entire $430.0 million available under the 2027 Term Loan in separate draws in December 2019 and March 2020.

In February 2022, the Company entered into an amendment to the 2027 Term Loan to, among other things, reduce the leverage-based margin applicable to borrowings, extend the maturity date of the 2027 Term Loan to February 18, 2027, replace the LIBOR reference rate with reference to the Adjusted Term SOFR rate, consistent with market practice, and change the composition and extent of lender participation under the 2027 Term Loan. During the year ended December 31, 2022, in connection with this amendment, the Company recorded a $2.1 million loss on debt extinguishment related to fees and the write-off of certain deferred financing costs on the 2027 Term Loan.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and the Company and certain of its subsidiaries that own direct or indirect interests in eligible real property assets are guarantors under the facility. Under the terms of the 2027 Term Loan, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of December 31, 2022 and 2021.
The following table presents information about aggregate interest expense related to the 2024 Term Loan, 2027 Term Loan and 2028 Term Loan:

	Year ended December 31,
(in thousands)	2022	2021	2020
Interest expense	$23,967	$9,819	$11,685
Amortization of deferred financing costs	836	736	711
Total	$24,803	$10,555	$12,396
Total deferred financing costs, net, of $4.5 million and $3.0 million as of December 31, 2022 and 2021, respectively, related to the Term Loan Facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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

The following is a summary of the senior unsecured notes outstanding as of December 31, 2022 and 2021:

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
The Company's senior unsecured notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership's option, at a redemption price equal to the sum of:
•100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date; and
•a make-whole premium calculated in accordance with the indenture governing the notes.
The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021
Interest expense	$11,711	$5,952
Amortization of deferred financing costs and original issue discount	562	295
Total	$12,273	$6,247
Total deferred financing costs, net, of $4.0 million and $4.5 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company's consolidated balance sheet as of December 31, 2022 and 2021.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of December 31, 2022 and 2021.
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
In February 2020, the Company voluntarily prepaid $62.3 million of the Class A Series 2017-1 Notes at par plus accrued interest pursuant to the terms of the agreements related to such securities. The Company was not subject to the payment of a make whole amount in connection with this prepayment. The Company accounted for this prepayment as a debt extinguishment and recorded a $0.9 million loss related to the amortization of deferred financing costs during the year ended December 31, 2020.
In June 2021, the Company voluntarily prepaid the remaining $171.2 million of principal outstanding on the Series 2017-1 Notes and paid a make-whole premium of $2.5 million pursuant to the terms of the agreements related to such securities. The Company accounted for this prepayment as a debt extinguishment.

The following table presents information about interest expense related to the Master Trust Funding Program:

	Year ended December 31,
(in thousands)	2022	2021	2020
Interest expense	$—	$3,551	$7,619
Amortization of deferred financing costs	—	312	656
Total	$—	$3,863	$8,275
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $26.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of December 31, 2022 and 2021, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheets as of December 31, 2022 and 2021 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(3)(4)
Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (2)	December 31, 2022	December 31, 2021
Interest Rate Swap (1)	1.96%	5/14/2019	4/12/2024	$100,000	$3,545	$(2,747)
Interest Rate Swap (1)	1.95%	5/14/2019	4/12/2024	50,000	1,781	(1,374)
Interest Rate Swap (1)	1.94%	5/14/2019	4/12/2024	50,000	1,777	(1,377)
Interest Rate Swap (1)	1.52%	12/9/2019	11/26/2026	175,000	14,685	(3,444)
Interest Rate Swap (1)	1.51%	12/9/2019	11/26/2026	50,000	4,248	(996)
Interest Rate Swap (1)	1.49%	12/9/2019	11/26/2026	25,000	2,120	(481)
Interest Rate Swap (1)	1.26%	7/9/2020	11/26/2026	100,000	9,324	(790)
Interest Rate Swap (1)	1.28%	7/9/2020	11/26/2026	80,000	7,418	(629)
Interest Rate Swap	3.19%	9/26/2022	1/25/2028	50,000	1,166	—
Interest Rate Swap	3.35%	9/26/2022	1/25/2028	50,000	804	—
Interest Rate Swap	3.36%	9/26/2022	1/25/2028	25,000	387	—
Interest Rate Swap	3.43%	9/26/2022	1/25/2028	50,000	612	—
Interest Rate Swap	3.71%	9/26/2022	1/25/2028	50,000	(12)	—
Interest Rate Swap	3.70%	9/26/2022	1/25/2028	25,000	(15)	—
Interest Rate Swap	4.00%	10/26/2022	1/25/2028	50,000	(693)	—
Interest Rate Swap	3.95%	11/28/2022	1/25/2028	25,000	(293)	—
Interest Rate Swap	4.03%	11/28/2022	1/25/2028	25,000	(396)	—
Interest Rate Swap	4.06%	11/28/2022	1/25/2028	25,000	(427)	—
Interest Rate Swap	4.07%	11/28/2022	1/25/2028	25,000	(428)	—
				$1,030,000	$45,603	$(11,838)
 _____________________________________
(1)In June 2022, the Company converted the reference rate used in these interest rate swaps from 1-month LIBOR to 1-month Adjusted Term SOFR.
(2)Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(3)Derivatives in a liability position totaling $2.3 million as of December 31, 2022 are included within derivative liabilities in the Company’s consolidated balance sheets.
(4)Derivatives in an asset position totaling to $47.9 million as of December 31, 2022 are included within derivative assets in the Company’s consolidated balance sheets.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
In May 2021, in anticipation of the issuance of the 2031 Notes (which was completed in June 2021), the Company entered into a treasury rate lock agreement which was designated as a cash flow hedge associated with $330.0 million of principal. In June 2021, the agreement was settled in accordance with its terms. The Company recorded a deferred loss of $4.8 million from the settlement of this treasury rate lock agreement, which was recognized as a component of other comprehensive income (loss) in the Company's consolidated statements of comprehensive income/(loss) for the year ended December 31, 2021.
The following table presents amounts recorded to accumulated other comprehensive income/loss related to derivative and hedging activities for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Accumulated other comprehensive income (loss)	$56,762	$22,508	$(35,445)
As of December 31, 2022, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $48.2 million. As of

December 31, 2022, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.4 million.
As of December 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $11.9 million. As of December 31, 2021, there were no derivatives in a net asset position.
During the year ended December 31, 2022, the Company recorded a gain on the change in fair value of its interest rate swaps of approximately $26,000 and during the years ended December 31, 2021 and 2020, the Company recorded a loss on the change in fair value of its interest rate swaps of $10.1 million and $6.7 million, respectively. These gains and losses are included in interest expense in the Company's consolidated statements of operations for the respective periods.
As of December 31, 2022 and December 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $45.9 million asset and $11.9 million liability as of December 31, 2022 and 2021, respectively.
7. Equity
Stockholders' Equity
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
At the Market Program
In May 2022, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $500 million (the "2022 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the 2022 ATM Program also permits the Company to enter into separate forward sale agreements with the identified forward purchasers. Refernces to our "ATM Program" are to the 2022 ATM Program or the 2022 ATM Program and our prior ATM programs as the context requires.
The following table presents information about the 2022 ATM Program and the Company's prior ATM Programs:

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through December 31, 2022
2019 ATM Program	August 2019	June 2020	$200,000	$184,400
2020 ATM Program	June 2020	July 2021	$250,000	$166,800
2021 ATM Program	July 2021	May 2022	$350,000	$348,140
2022 ATM Program (1)	May 2022		$500,000	$75,419
_____________________________________
(1)Includes 957,453 shares as of December 31, 2022 that the Company sold on a forward basis that were physically settled for cash in January 2023.
The following table details information related to activity under the ATM Program for each period presented:

	Year ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Shares of common stock sold (1)	9,794,137	10,005,890	4,499,057
Weighted average sale price per share	$24.00	$27.58	$19.02
Gross proceeds	$235,060	$275,972	$85,559
Net proceeds	$232,478	$271,949	$84,104
_____________________________________
(1)Includes 957,453 shares during the year ended December 31, 2022 that the Company sold on a forward basis that were physically settled for cash in January 2023.
Dividends on Common Stock
During the years ended December 31, 2022, 2021 and 2020, the Company's board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (dollars in thousands)
November 30, 2022	December 30, 2022	January 13, 2023	$0.275	$39,246
September 2, 2022	September 30, 2022	October 14, 2022	$0.27	$38,533
June 2, 2022	June 30, 2022	July 14, 2022	$0.27	$35,916
March 14, 2022	March 31, 2022	April 13, 2022	$0.26	$34,188
December 3, 2021	December 31, 2021	January 13, 2022	$0.26	$32,466
September 2, 2021	September 30, 2021	October 14, 2021	$0.25	$30,397
May 27, 2021	June 30, 2021	July 15, 2021	$0.25	$29,559
March 5, 2021	March 31, 2021	April 15, 2021	$0.24	$26,265
December 3, 2020	December 31, 2020	January 15, 2021	$0.24	$25,570
September 4, 2020	September 30, 2020	October 15, 2020	$0.23	$24,115
June 11, 2020	June 30, 2020	July 15, 2020	$0.23	$21,419
March 18, 2020	March 31, 2020	April 15, 2020	$0.23	$21,168
The Company has determined that, during the years ended December 31, 2022, 2021 and 2020, approximately 79.7%, 69.4% and 59.0%, respectively, of the distributions it paid represented taxable income and 20.3%, 30.6% and 41.0%, respectively, of the distributions it paid represented return of capital for federal income tax purposes.
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

As of December 31, 2022, the Company held 142,379,655 OP Units, representing a 99.6% limited partner interest in the Operating Partnership. As of the same date, certain members of management and external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. As of December 31, 2021, the Company held 124,649,053 OP Units, representing a 99.6% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company's consolidated financial statements.
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
The following table presents information about the Company's restricted stock awards ("RSAs") and restricted stock units ("RSUs") during the years ended December 31, 2022, 2021 and 2020:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2020	492,701	$13.72	100,814	$22.80
Granted	3,658	15.68	269,017	24.99
Vested	(255,761)	13.73	(42,658)	21.00
Forfeited	—	—	(5,571)	—
Unvested, December 31, 2020	240,598	$13.73	321,602	$25.27

Unvested, January 1, 2021	240,598	$13.73	321,602	$25.27
Granted	—	—	213,686	31.78
Vested	(221,694)	13.70	(72,879)	18.83
Forfeited	—	—	(7,717)	23.52
Unvested, December 31, 2021	18,904	$14.12	454,692	$29.39

Unvested, January 1, 2022	18,904	$14.12	454,692	$29.39
Granted	—	—	607,347	29.08
Vested	(9,865)	14.12	(243,640)	25.70
Forfeited	—	—	(1,019)	27.25
Unvested, December 31, 2022	9,039	$14.12	817,380	$30.26
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
The following table presents information about the Company's RSAs for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Compensation cost recognized in general and administrative expense	$128	$1,548	$3,405
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	8	70	279
Fair value of shares vested during the period	139	3,037	3,512
The following table presents information about the Company's RSAs as of the dates presented:

	December 31,
(Dollars in thousands)	2022	2021
Total unrecognized compensation cost	$2	$130
Weighted average period over which compensation cost will be recognized (in years)	0.1	1.0
Restricted Stock Units
In 2019, 2020, 2021, and 2022, the Company issued target grants of 119,085, 84,684, 126,353, and 149,699 performance-based RSUs, respectively, to members of the Company's senior management team under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting will be calculated based on the total shareholder return ("TSR") of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2022	2021	2020
Volatility	54%	55%	20%
Risk free rate	1.68%	0.20%	1.61%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient's achievement of certain strategic objectives over the performance period of the award. In May 2020, the Compensation Committee evaluated and subjectively awarded 7,596 of these RSUs to a former executive officer of the Company, which vested immediately. In January 2022, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs granted in 2019 and concluded that 78,801 RSUs should be awarded. 50% of these RSUs vested immediately and the remaining 50% vested on December 31, 2022. During the year ended December 31, 2022, the Company recorded $2.1 million of compensation expense with respect to these performance-based RSUs granted in 2019. As of December 31, 2022, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2020, 2021 and 2022. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the years ended December 31, 2022, 2021 and 2020.
In June 2020 and May 2021, the Company issued 26,817 and 16,765 RSUs, respectively, to the Company's independent directors. These awards vested in full on the earlier of one year from the grant date or the first annual meeting of stockholders that occurs after the grant date, to the individual recipient's continued provision of service to the Company through the applicable vesting date. The Company estimated the grant date fair value of these RSUs using the average market price of the Company's common stock on the date of grant.
In 2020, 2021 and 2022, the Company issued an aggregate of 157,943, 118,921 and 199,793 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plan. These RSUs vest based on the compound annual growth rate of the Company's adjusted funds from operations ("AFFO CAGR") over a five year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of December 31, 2022, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded $0.9 million of compensation expense based off of this estimate during the year ended December 31, 2022.
A portion of the RSUs that vested in 2022 and 2021 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authorities.
The following table presents information about the Company's RSUs for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Compensation cost recognized in general and administrative expense	$9,361	$4,135	$2,672
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	366	241	125
Fair value of units vested during the period	6,262	1,372	896
The following table presents information about the Company's RSUs as of the dates presented:

	December 31,
(Dollars in thousands)	2022	2021
Total unrecognized compensation cost	$13,761	$7,735
Weighted average period over which compensation cost will be recognized (in years)	2.8	2.3
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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Year ended December 31,
(dollar amounts in thousands)	2022	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$134,742	$96,211	$42,528
Less: net income attributable to non-controlling interests	(612)	(486)	(255)
Less: net income allocated to unvested restricted common stock and RSUs	(374)	(311)	(404)
Net income available for common stockholders: basic	133,756	95,414	41,869
Net income attributable to non-controlling interests	612	486	255
Net income available for common stockholders: diluted	$134,368	$95,900	$42,124

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	134,950,418	116,479,322	95,664,071
Less: weighted average number of shares of unvested restricted common stock	(9,230)	(121,263)	(353,036)
Weighted average shares outstanding used in basic net income per share	134,941,188	116,358,059	95,311,035
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847
Unvested restricted common stock and RSUs	356,044	554,432	332,823
Forward sales through ATM Program	4,837	—	—
Weighted average shares outstanding used in diluted net income per share	135,855,916	117,466,338	96,197,705
_____________________________________
(1)For the years ended December 31, 2022 and 2020 excludes the impact of 171,059 and 124,295 unvested restricted stock units, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of December 31, 2022, the Company had remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $34.6 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2022, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.
Defined Contribution Retirement Plan
The Company has a defined contribution retirement savings plan qualified under Section 401(a) of the Code (the "401(k) Plan"). The 401(k) Plan is available to all of the Company's full-time employees. The Company provides a matching contribution in cash equal to 100% of the first 6% of eligible compensation contributed by participants which vests immediately.

The following table presents the matching contributions made by the Company for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(in thousands)	2022	2021	2020
401(k) matching contributions	$318	$205	$165
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2022 and 2021. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company's fixed‑rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of December 31, 2022 and 2021.
The estimated fair values of the Company's borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan as of December 31, 2022 and 2021 approximate fair value.

The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Senior unsecured notes (1)	$395,286	$292,120	$292,120	$—	$—
Interest rate swaps	45,603	45,603	—	45,603	—

December 31, 2021
Financial assets:
Senior unsecured notes (1)	$394,723	$400,640	$400,640	$—	$—
Interest rate swaps	(11,838)	(11,838)	—	(11,838)	—
_____________________________________
(1)Carrying value is net of $4.0 million and $4.5 million of net deferred financing costs and $0.7 million and $0.8 million of net discount as of December 31, 2022 and 2021, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of these real estate investments were determined using the following input levels as of the dates presented:

	Net Carrying		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)	Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Non-financial assets:
Long-lived assets	$12,144	$12,144	$—	$—	$12,144

December 31, 2021
Non-financial assets:
Long-lived assets	$—	$—	$—	$—	$—
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
Quantitative information about Level 3 fair value measurements as of December 31, 2022 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Equipment rental and sales	$7,337	Sales comparison approach	Comparable sales price	$7,337
Quick service restaurant	465	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	465
Pet care services	2,699	Discounted cash flow approach	Terminal Value: 5.0% Discount Rate: 6.0%	2,699
Pet care services	1,643	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	1,643

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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after December 31, 2022 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Equity Awards
In January 2023, the Company issued an aggregate of 30,135 shares of unvested RSUs to certain of the Company’s employees under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
Subsequent Acquisition and Disposition Activity
Subsequent to December 31, 2022, the Company acquired 13 real estate properties with an aggregate investment (including acquisition costs) of $56.9 million and invested $5.5 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs. In addition, the Company invested $3.4 million in mortgage loans receivable subsequent to December 31, 2022.
Subsequent to December 31, 2022, the Company sold or transferred its investment in 8 real estate properties for an aggregate gross sales price of $19.7 million and incurred approximately $1.0 million of disposition costs related to these transactions.
2022 ATM Program Activity
In January 2023, the Company sold 857,643 shares of its common stock under the 2022 ATM Program for gross proceeds of $20.7 million. Of these shares, 731,185 were sold on a forward basis.
Forward ATM Settlement
In January 2023, the Company physically settled 1,688,638 shares of its common stock sold on a forward basis under the 2022 ATM Program for net proceeds of $39.2 million, including 957,453 shares sold on a forward basis during the year ended December 31, 2022 and 731,185 shares sold a forward basis in January 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.
Financial Statements. (see Item 8)
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019)
3.2	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 28, 2019)
3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 8, 2019)
3.4	Certificate of Notice, dated February 28, 2020 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 2, 2020)
3.5	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 16, 2020)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 filed on May 25, 2018)
4.2	Description of the Company's Common Stock, $0.01 par value (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on February 23, 2021)
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
10.4
Second Amendment to Amended and Restated Credit Agreement, dated February 10, 2022, among the Company, the Operating Partnership, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as existing agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed February 16, 2022)

10.5	Third Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2022)
10.6	Credit Agreement, dated as of November 26, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Capital One, National Association, as administrative agent, Suntrust Robinson Humphrey, Inc. and Mizuho Bank Ltd., as co-syndication agents, and Chemical Bank, a division of TCF National Bank, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2019)
10.7	First Amendment to Credit Agreement, dated as of February 18, 2022, among the Company, the
Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, the lenders party thereto, as lenders, and Capital One, National Association, as administrative agent
(Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
February 22, 2022)
10.8	Second Amendment to Credit Agreement, dated as of August 23, 2022, among the Company, the
Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, the lenders party thereto, as lenders, and Capital One, National Association, as administrative agent
(Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
August 24, 2022)
10.9†
Employment Agreement, effective as of January 1, 2022, by and between Essential Properties Realty Trust, Inc. and Peter M. Mavoides (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2022)

10.10†	Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)
10.11†	Employment Agreement between Essential Properties Realty Trust, Inc. and Mark E. Patten, effective as of August 10, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2020)
10.12†	Consulting Agreement, effective as of June 25, 2022, by and between Essential Properties
Realty Trust, Inc. and Gregg A. Seibert (Incorporated by reference to Exhibit 10.1 to the Company's
Quarterly Report on Form 10-Q filed on July 28, 2022)

Exhibit Number	Description
10.13	Form of Indemnification Agreement between Essential Properties Realty Trust, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2020)
16.1	Letter from Ernst & Young LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021).
21.1*	Subsidiaries of the Company
22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	February 15, 2023	By:	/s/ Peter M. Mavoides
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

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	February 15, 2023
Peter M. Mavoides	(Principal Executive Officer)

/s/ Mark E. Patten	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	February 15, 2023
Mark E. Patten	(Principal Financial Officer)

/s/ Timothy J. Earnshaw	Senior Vice President and Chief Accounting Officer	February 15, 2023
Timothy J. Earnshaw	(Principal Accounting Officer)

/s/ Paul T. Bossidy	Director	February 15, 2023
Paul T. Bossidy

/s/ Joyce DeLucca	Director	February 15, 2023
Joyce DeLucca

/s/ Scott A. Estes	Director	February 15, 2023
Scott A. Estes

/s/ Lawrence J. Minich	Director	February 15, 2023
Lawrence J. Minich

/s/ Heather Leed Neary	Director	February 15, 2023
Heather Leed Neary

/s/ Stephen D. Sautel	Director	February 15, 2023
Stephen D. Sautel

/s/ Janaki Sivanesan	Director	February 15, 2023
Janaki Sivanesan

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2022
(Dollar amounts in thousands)

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service
Alabama	2	$770	$882	$—	$—	$770	$882	$1,652	$(94)	1988-1991	2019-2019
Arizona	10	11,078	20,169	—	—	11,078	20,169	31,247	(1,154)	1962-2018	2020-2021
California	4	4,502	8,499	—	—	4,502	8,499	13,001	(385)	1953-1991	2021-2022
Colorado	7	6,027	11,544	—	—	6,027	11,544	17,571	(512)	1990-2008	2021-2022
Florida	3	1,862	2,642	—	523	1,862	3,165	5,027	(572)	1980-2000	2017-2017
Georgia	19	9,198	20,490	—	—	9,198	20,490	29,688	(785)	1976-2006	2017-2022
Illinois	7	3,931	8,499	—	—	3,931	8,499	12,430	(344)	1969-1999	2019-2022
Indiana	8	1,509	4,617	—	302	1,509	4,919	6,428	(171)	1957-1998	2018-2022
Kansas	7	3,009	4,366	—	—	3,009	4,366	7,375	(203)	1981-2018	2021-2021
Maryland	2	2,667	7,848	—	—	2,667	7,848	10,515	(1,187)	1952-2009	2017-2018
Michigan	9	4,420	9,153	—	—	4,420	9,153	13,573	(1,077)	1955-2014	2017-2022
Minnesota	6	4,177	7,910	180	25	4,357	7,935	12,292	(1,084)	1973-1999	2016-2021
Missouri	5	2,544	6,265	—	—	2,544	6,265	8,809	(257)	1976-2003	2021-2022
Mississippi	5	1,948	3,114	—	—	1,948	3,114	5,062	(179)	1990-1992	2021-2021
North Carolina	9	3,249	3,366	—	—	3,249	3,366	6,615	(515)	1990-2008	2018-2020
Nebraska	1	1,177	479	—	—	1,177	479	1,656	(37)	1995-1995	2021-2021
New Jersey	15	18,363	21,101	—	—	18,363	21,101	39,464	(1,749)	1947-1995	2020-2020
New Mexico	3	800	3,016	—	50	800	3,066	3,866	(110)	1989-1994	2021-2022
New York	7	3,235	6,667	—	—	3,235	6,667	9,902	(1,017)	1978-1998	2016-2020
Ohio	3	1,480	2,955	—	—	1,480	2,955	4,435	(299)	1960-2004	2018-2020
Oklahoma	20	9,013	27,923	—	—	9,013	27,923	36,936	(2,074)	1967-2019	2018-2021
Oregon	2	1,076	1,104	—	—	1,076	1,104	2,180	(39)	1984-1984	2022-2022
Pennsylvania	4	4,056	5,360	—	—	4,056	5,360	9,416	(585)	1968-2012	2017-2020
South Carolina	1	388	286	—	—	388	286	674	(36)	2007-2007	2020-2020
Tennessee	4	2,584	3,368	—	—	2,584	3,368	5,952	(394)	1990-2016	2017-2022
Texas	16	11,782	26,633	—	300	11,782	26,933	38,715	(2,872)	1971-2017	2016-2021
Virginia	1	224	734	—	—	224	734	958	(71)	2006-2006	2020-2020
Wisconsin	9	3,175	7,554	—	74	3,175	7,628	10,803	(239)	1985-1997	2021-2022
West Virginia	6	1,985	4,519	—	—	1,985	4,519	6,504	(258)	1983-2007	2020-2022

Building Materials
Alabama	2	$2,060	$3,640	$—	$—	$2,060	$3,640	$5,700	$(719)	1975-2002	2017-2017
Colorado	1	760	403	—	—	760	403	1,163	(80)	1983-1983	2017-2017
Florida	1	934	638	—	—	934	638	1,572	(126)	2003-2003	2017-2017
Georgia	2	2,338	4,165	—	—	2,338	4,165	6,503	(823)	2003-2004	2017-2017
Indiana	2	1,072	1,619	—	—	1,072	1,619	2,691	(183)	1979-1989	2020-2020
Kentucky	1	414	200	—	—	414	200	614	(40)	1984-1984	2017-2017
Michigan	3	4,438	8,425	—	—	4,438	8,425	12,863	(851)	1973-1995	2020-2020

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Ohio	6	3,011	4,573	—	—	3,011	4,573	7,584	(904)	1953-1996	2017-2017
South Carolina	1	1,097	172	—	—	1,097	172	1,269	(34)	1983-1983	2017-2017
Texas	4	5,228	3,746	—	—	5,228	3,746	8,974	(741)	1972-1985	2017-2017

Car Washes
Alabama	3	$4,357	$2,722	$—	$—	$4,357	$2,722	$7,079	$(195)	2020-2020	2020-2022
Arkansas	3	2,376	7,567	—	—	2,376	7,567	9,943	(791)	1997-2019	2017-2022
Arizona	7	11,534	16,537	—	—	11,534	16,537	28,071	(1,699)	1988-2021	2016-2020
Colorado	10	8,671	19,739	—	595	8,671	20,334	29,005	(2,258)	2002-2018	2017-2021
Florida	5	7,602	18,693	—	—	7,602	18,693	26,295	(1,013)	2017-2021	2019-2022
Georgia	18	23,675	54,420	—	775	23,675	55,195	78,870	(6,675)	1967-2020	2016-2022
Iowa	3	6,645	4,332	—	500	6,645	4,832	11,477	(438)	2020-2021	2019-2022
Illinois	1	1,674	3,227	—	—	1,674	3,227	4,901	(254)	2018-2018	2020-2020
Indiana	4	2,249	11,175	—	—	2,249	11,175	13,424	(50)	1979-2008	2022-2022
Louisiana	2	1,422	5,534	—	—	1,422	5,534	6,956	(642)	2012-2017	2017-2020
Maryland	2	1,306	4,977	—	—	1,306	4,977	6,283	(813)	1998-2016	2017-2018
Michigan	1	1,268	—	—	—	1,268	—	1,268		0-0	2022-2022
Mississippi	1	666	973	—	—	666	973	1,639	(103)	2008-2008	2020-2020
North Carolina	3	3,159	6,813	—	—	3,159	6,813	9,972	(438)	2003-2020	2019-2022
Nebraska	1	597	2,569	—	—	597	2,569	3,166	(175)	2021-2021	2019-2019
New Mexico	4	2,461	12,216	—	—	2,461	12,216	14,677	(2,124)	1982-2013	2017-2017
New York	6	3,476	15,676	—	—	3,476	15,676	19,152	(307)	1985-2022	2022-2022
Ohio	6	6,911	18,490	—	—	6,911	18,490	25,401	(795)	1990-2017	2021-2022
Oklahoma	2	2,536	2,077	—	—	2,536	2,077	4,613	(150)	2016-2016	2021-2022
South Carolina	1	793	4,031	—	—	793	4,031	4,824	(622)	2008-2008	2017-2017
South Dakota	6	5,890	14,859	—	1,225	5,890	16,084	21,974	(1,551)	1987-2017	2019-2019
Tennessee	1	832	—	—	—	832	—	832		2022-2022	2022-2022
Texas	11	16,652	29,511	—	350	16,652	29,861	46,513	(2,264)	1942-2020	2020-2022
Virginia	13	17,909	35,245	—	—	17,909	35,245	53,154	(98)	1981-2021	2022-2022

Convenience Stores
Arkansas	10	$6,909	$8,382	$—	$50	$6,909	$8,432	$15,341	$(1,772)	1979-2012	2019-2019
Arizona	1	977	827	—	—	977	827	1,804	(205)	1985-1985	2018-2018
Colorado	2	702	2,037	—	—	702	2,037	2,739	(314)	1977-1983	2017-2019
Iowa	3	1,362	2,380	—	—	1,362	2,380	3,742	(48)	1927-1996	2022-2022
Illinois	1	656	832	—	—	656	832	1,488	(148)	1999-1999	2019-2019
Indiana	1	840	838	—	—	840	838	1,678	(207)	1999-1999	2019-2019
Kentucky	11	9,442	5,630	—	—	9,442	5,630	15,072	(1,430)	1998-1999	2019-2019
Minnesota	6	4,333	7,556	14	104	4,347	7,660	12,007	(1,718)	1967-2013	2017-2018
Missouri	3	1,931	2,396	—	—	1,931	2,396	4,327	(533)	1997-2003	2019-2019
New Mexico	13	4,988	9,360	—	15	4,988	9,375	14,363	(1,893)	1966-2013	2017-2019
New York	16	5,881	20,342	—	—	5,881	20,342	26,223	(5,121)	1970-2010	2016-2016
Ohio	21	15,191	13,382	—	—	15,191	13,382	28,573	(3,223)	1996-2001	2019-2019

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Pennsylvania	1	467	383	—	—	467	383	850	(110)	1996-1996	2019-2019
Texas	5	1,708	4,621	—	741	1,708	5,362	7,070	(896)	1965-2019	2017-2019
Washington	1	568	508	—	—	568	508	1,076	(119)	1976-1976	2018-2018
Wisconsin	25	15,800	20,277	—	—	15,800	20,277	36,077	(5,679)	1970-2006	2018-2019

Early Childhood Education
Arizona	16	$10,474	$14,986	$—	$21	$10,474	$15,007	$25,481	$(1,485)	1932-2021	2018-2022
Colorado	1	742	702	—	98	742	800	1,542	(67)	1988-1988	2019-2019
Connecticut	5	3,423	7,360	—	2,404	3,423	9,764	13,187	(1,504)	1957-2018	2018-2018
Florida	9	9,662	23,545	—	—	9,662	23,545	33,207	(3,000)	1981-2016	2017-2021
Georgia	8	8,505	18,502	—	—	8,505	18,502	27,007	(2,680)	1995-2016	2016-2020
Iowa	1	636	2,199	—	—	636	2,199	2,835	(109)	2005-2005	2021-2021
Illinois	7	6,502	21,687	—	—	6,502	21,687	28,189	(1,288)	1998-2021	2019-2022
Kansas	2	2,056	4,914	—	—	2,056	4,914	6,970	(768)	2007-2017	2017-2019
Kentucky	2	716	2,500	—	—	716	2,500	3,216	(209)	2002-2003	2019-2021
Massachusetts	1	3,200	2,423	—	—	3,200	2,423	5,623	(236)	1990-1990	2020-2020
Michigan	5	1,850	5,450	—	—	1,850	5,450	7,300	(477)	1987-2012	2018-2022
Minnesota	1	740	3,081	—	—	740	3,081	3,821	(130)	2017-2017	2021-2021
Missouri	8	4,239	14,583	19	81	4,258	14,664	18,922	(381)	1986-2009	2021-2022
Mississippi	2	2,085	2,547	—	124	2,085	2,671	4,756	(488)	2002-2008	2017-2018
North Carolina	22	20,683	36,235	—	200	20,683	36,435	57,118	(1,745)	1954-2018	2019-2022
Nebraska	1	224	813	—	—	224	813	1,037	(9)	2006-2006	2022-2022
New Jersey	2	1,249	3,439	—	—	1,249	3,439	4,688	(497)	2000-2002	2018-2018
Nevada	2	2,480	3,451	—	—	2,480	3,451	5,931	(219)	1998-2006	2021-2021
Ohio	27	20,879	55,399	31	8,821	20,910	64,220	85,130	(3,639)	1956-2017	2018-2022
Oklahoma	3	1,327	3,860	—	—	1,327	3,860	5,187	(48)	0-0	2022-2022
Oregon	1	447	1,202	—	—	447	1,202	1,649	(138)	2010-2010	2019-2019
Pennsylvania	11	10,364	27,518	—	—	10,364	27,518	37,882	(4,106)	1930-2010	2018-2018
Tennessee	2	1,943	2,970	—	—	1,943	2,970	4,913	(406)	1989-1996	2019-2020
Texas	9	7,370	18,436	—	529	7,370	18,965	26,335	(1,886)	1989-2016	2017-2022
Virginia	3	4,697	7,056	—	—	4,697	7,056	11,753	(709)	2001-2006	2017-2021
Washington	6	2,711	5,720	—	—	2,711	5,720	8,431	(661)	1924-2002	2019-2019
Wisconsin	8	6,716	25,474	—	—	6,716	25,474	32,190	(1,757)	1992-2007	2020-2022

Entertainment
Alabama	2	$5,806	$8,631	$—	$—	$5,806	$8,631	$14,437	$(1,180)	2002-2017	2017-2019
Arizona	4	3,447	6,350	—	—	3,447	6,350	9,797	(19)	1954-1981	2022-2022
California	1	1,320	2,320	—	—	1,320	2,320	3,640	(444)	1977-1977	2017-2017
Connecticut	2	2,516	13,938	—	—	2,516	13,938	16,454	(597)	1960-2019	2021-2021
Florida	2	6,456	6,815	—	4,500	6,456	11,315	17,771	(1,126)	2007-2007	2017-2022
Iowa	1	2,560	6,120	—	—	2,560	6,120	8,680	(252)	0-0	2021-2021
Idaho	1	886	2,768	—	—	886	2,768	3,654	(320)	2008-2008	2019-2019
Kansas	2	5,886	21,128	—	—	5,886	21,128	27,014	(395)	2018-2020	2022-2022

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Louisiana	2	3,403	3,115	—	—	3,403	3,115	6,518	(440)	2016-2016	2018-2022
Maine	1	2,052	4,924	—	—	2,052	4,924	6,976	(215)	1989-1989	2021-2021
Michigan	1	693	4,593	—	2,362	693	6,955	7,648	(1,117)	1995-1995	2017-2017
Minnesota	9	10,291	18,695	—	—	10,291	18,695	28,986	(2,676)	1950-2009	2018-2018
Missouri	5	20,925	13,731	—	—	20,925	13,731	34,656	(895)	1990-2016	2022-2022
North Carolina	3	11,099	21,176	—	—	11,099	21,176	32,275	(2,307)	1988-1996	2019-2022
Oklahoma	1	3,073	9,673	—	—	3,073	9,673	12,746	(195)	2020-2020	2022-2022
Pennsylvania	1	823	2,028	—	—	823	2,028	2,851	(298)	2016-2016	2019-2019
Tennessee	2	18,026	1,873	—	—	18,026	1,873	19,899	(231)	1940-2013	2022-2022
Texas	5	12,915	31,873	—	—	12,915	31,873	44,788	(356)	1981-2020	2022-2022

Equipment Rental and Sales
Alabama	2	$2,689	$1,280	$12	$847	$2,701	$2,127	$4,828	$(208)	2003-2008	2020-2021
Arkansas	1	1,246	429	246	609	1,492	1,038	2,530	(110)	1982-1982	2019-2019
Colorado	2	5,924	2,973	5	1,021	5,929	3,994	9,923	(523)	1990-2021	2020-2022
Connecticut	3	2,703	1,410	—	—	2,703	1,410	4,113	(103)	2002-2005	2020-2021
Florida	6	15,247	10,731	(1,660)	4,334	13,587	15,065	28,652	(701)	1964-1979	2019-2021
Georgia	2	4,087	4,857	236	2,138	4,323	6,995	11,318	(676)	1999-2019	2019-2020
Louisiana	1	1,006	227	16	1,164	1,022	1,391	2,413	(152)	2012-2012	2020-2020
Massachusetts	2	1,756	2,904	—	—	1,756	2,904	4,660	(223)	1971-2012	2020-2020
Maryland	1	2,647	973	—	975	2,647	1,948	4,595	(93)	1994-1994	2022-2022
Michigan	1	1,113	6,436	—	825	1,113	7,261	8,374	(1,061)	1987-1987	2017-2017
Missouri	5	5,538	6,703	21	1,536	5,559	8,239	13,798	(520)	1995-2015	2019-2022
North Dakota	1	851	1,567	—	330	851	1,897	2,748	(25)	0-0	2022-2022
New Hampshire	4	4,859	1,193	—	982	4,859	2,175	7,034	(125)	1978-1986	2020-2022
New Mexico	1	1,686	286	25	1,862	1,711	2,148	3,859	(200)	1970-1970	2020-2020
New York	6	6,533	4,083	—	—	6,533	4,083	10,616	(393)	1965-2021	2020-2021
Ohio	1	1,303	2,194	—	—	1,303	2,194	3,497	(134)	1996-1996	2021-2021
Oklahoma	2	2,177	2,257	—	—	2,177	2,257	4,434	(123)	1997-2003	2021-2022
Pennsylvania	1	751	1,678	—	—	751	1,678	2,429	(211)	1987-1987	2020-2020
Tennessee	2	3,519	3,713	816	1,734	4,335	5,447	9,782	(371)	1985-2018	2019-2022
Texas	10	10,347	14,206	—	1,386	10,347	15,592	25,939	(473)	1970-2020	2020-2022
Utah	1	1,731	2,196	—	1,346	1,731	3,542	5,273	(339)	1979-1979	2019-2019
Vermont	1	1,809	—	—	—	1,809	—	1,809		1995-1995	2022-2022
Washington	1	2,412	1,724	492	1,563	2,904	3,287	6,191	(281)	1959-1959	2019-2019

Grocery
Arkansas	6	$5,704	$12,942	$—	$1,425	$5,704	$14,367	$20,071	$(1,007)	1986-2020	2020-2021
Michigan	1	1,224	6,189	—	—	1,224	6,189	7,413	(341)	1969-1969	2021-2021
Missouri	10	5,661	16,938	—	—	5,661	16,938	22,599	(1,511)	1970-2013	2020-2021
North Carolina	1	762	1,300	—	—	762	1,300	2,062	(219)	1992-1992	2018-2018
Oklahoma	3	1,628	8,726	—	—	1,628	8,726	10,354	(853)	1987-1993	2019-2020
Wisconsin	7	17,626	67,253	—	—	17,626	67,253	84,879	(2,584)	1987-2017	2021-2022

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total

Health and Fitness
Alabama	1	$1,102	$2,412	$—	$—	$1,102	$2,412	$3,514	$(431)	2007-2007	2017-2017
Arizona	1	4,367	4,264	—	—	4,367	4,264	8,631	(355)	2021-2021	2018-2018
Colorado	1	1,484	4,491	—	—	1,484	4,491	5,975	(695)	1989-1989	2017-2017
Florida	2	5,291	5,975	—	2,572	5,291	8,547	13,838	(463)	1983-2000	2019-2021
Georgia	1	2,174	2,541	—	—	2,174	2,541	4,715	(497)	2005-2005	2017-2017
Illinois	1	1,133	2,226	—	2,150	1,133	4,376	5,509	(419)	1986-1986	2019-2019
Kentucky	1	868	2,186	—	—	868	2,186	3,054	(367)	1994-1994	2017-2017
Massachusetts	3	10,541	29,129	282	1,380	10,823	30,509	41,332	(3,525)	2004-2009	2018-2018
North Carolina	1	912	883	761	1,875	1,673	2,758	4,431	(151)	1972-1972	2018-2018
New Mexico	1	938	1,503	—	—	938	1,503	2,441	(290)	2016-2016	2017-2017
Nevada	1	491	2,543	—	—	491	2,543	3,034	(281)	1970-1970	2019-2019
Oklahoma	3	4,536	9,065	—	559	4,536	9,624	14,160	(938)	1979-2018	2018-2022
Oregon	2	3,070	5,104	—	350	3,070	5,454	8,524	(813)	1980-1999	2018-2018
South Carolina	5	4,516	9,463	—	330	4,516	9,793	14,309	(1,242)	1993-2010	2018-2019
Texas	4	8,467	7,707	—	144	8,467	7,851	16,318	(454)	1974-2005	2019-2022
Utah	1	1,937	4,209	—	—	1,937	4,209	6,146	(724)	1984-1984	2016-2016

Home Furnishings
Michigan	2	$3,369	$24,523	$69	$2,969	$3,438	$27,492	$30,930	$(4,417)	1987-1992	2017-2017
Missouri	1	273	4,683	—	—	273	4,683	4,956	(512)	2007-2007	2018-2018
Texas	1	2,224	4,779	—	—	2,224	4,779	7,003	(830)	2006-2006	2016-2016

Industrial
Florida	1	$1,167	$1,481	$—	$—	$1,167	$1,481	$2,648	$(5)	1974-1974	2022-2022
Illinois	2	3,958	1,744	—	—	3,958	1,744	5,702	(24)	1951-1987	2022-2022
Indiana	5	1,789	6,261	—	—	1,789	6,261	8,050	(19)	2000-2022	2022-2022
Louisiana	1	490	761	—	1,783	490	2,544	3,034	(11)	0-0	2022-2022
Mississippi	1	2,198	3,351	—	—	2,198	3,351	5,549	(96)	0-0	2022-2022
North Carolina	1	909	746	—	—	909	746	1,655	(51)	0-0	2022-2022
Ohio	1	902	2,330	—	—	902	2,330	3,232	(8)	0-0	2022-2022
Pennsylvania	1	678	2,922	—	—	678	2,922	3,600	(76)	1989-1989	2022-2022
South Dakota	1	1,250	2,950	—	—	1,250	2,950	4,200	(105)	1992-1992	2021-2021
Tennessee	2	861	2,139	—	—	861	2,139	3,000	(5)	1997-2008	2022-2022
Texas	1	5,350	6,679	—	—	5,350	6,679	12,029	(527)	2008-2008	2021-2021
Virginia	1	679	3,839	—	—	679	3,839	4,518	(159)	1964-1964	2021-2021

Medical / Dental
Alabama	5	$1,623	$7,508	$—	$—	$1,623	$7,508	$9,131	$(1,047)	1990-2012	2016-2019
Arkansas	16	4,013	12,692	—	497	4,013	13,189	17,202	(1,539)	1950-2017	2018-2021
Arizona	2	1,770	2,635	—	1,913	1,770	4,548	6,318	(292)	1967-1980	2016-2020
California	6	4,449	7,699	—	—	4,449	7,699	12,148	(497)	1989-2007	2021-2021

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Connecticut	2	1,889	1,675	—	—	1,889	1,675	3,564	(156)	1840-2009	2021-2021
Florida	9	6,872	24,624	—	—	6,872	24,624	31,496	(2,096)	1934-2019	2016-2021
Georgia	6	2,218	8,357	—	—	2,218	8,357	10,575	(771)	1960-2004	2016-2020
Iowa	3	1,252	2,085	—	—	1,252	2,085	3,337	(16)	1963-1990	2022-2022
Illinois	10	3,451	11,154	—	—	3,451	11,154	14,605	(949)	1967-2008	2016-2021
Indiana	5	5,985	7,951	—	—	5,985	7,951	13,936	(946)	1976-2021	2016-2019
Kentucky	1	199	474	—	—	199	474	673	(95)	2000-2000	2017-2017
Massachusetts	4	853	2,784	—	—	853	2,784	3,637	(245)	1850-2005	2016-2020
Michigan	4	2,401	9,443	—	—	2,401	9,443	11,844	(380)	2007-2007	2019-2021
Missouri	11	3,543	9,169	—	775	3,543	9,944	13,487	(652)	1979-2015	2016-2022
Mississippi	4	1,302	13,437	—	—	1,302	13,437	14,739	(1,078)	1970-2006	2016-2021
North Carolina	7	2,527	6,920	—	—	2,527	6,920	9,447	(369)	1996-2019	2021-2021
New Hampshire	6	4,729	17,340	—	—	4,729	17,340	22,069	(249)	1890-1984	2016-2022
New York	3	516	1,613	—	—	516	1,613	2,129	(276)	1940-1986	2016-2017
Ohio	17	6,874	21,981	—	—	6,874	21,981	28,855	(1,746)	1907-2017	2017-2021
Oklahoma	7	1,472	6,767	—	—	1,472	6,767	8,239	(335)	1964-2018	2021-2022
Oregon	1	1,457	1,230	—	—	1,457	1,230	2,687	(132)	1981-1981	2020-2020
Pennsylvania	2	505	3,641	—	—	505	3,641	4,146	(106)	0-0	2022-2022
South Carolina	7	4,836	10,564	—	—	4,836	10,564	15,400	(839)	1936-1998	2016-2021
Texas	50	32,046	112,053	—	1,577	32,046	113,630	145,676	(11,584)	1940-2019	2016-2022
Virginia	2	1,493	2,800	—	—	1,493	2,800	4,293	(172)	2001-2009	2021-2021
Vermont	1	357	916	—	—	357	916	1,273	(38)	0-0	2021-2021
Washington	1	627	868	—	—	627	868	1,495	(100)	1981-1981	2021-2021
Wyoming	1	620	2,550	—	—	620	2,550	3,170	(452)	2001-2001	2017-2017

Movie Theatres
Alabama	2	$3,011	$10,643	$161	$—	$3,172	$10,643	$13,815	$(1,970)	2001-2013	2016-2018
North Carolina	1	1,826	2,798	—	—	1,826	2,798	4,624	(473)	2004-2004	2018-2018
Ohio	1	2,126	10,097	—	—	2,126	10,097	12,223	(1,454)	1989-1989	2017-2017
South Carolina	1	1,465	7,081	—	—	1,465	7,081	8,546	(1,108)	2006-2006	2017-2017
Wisconsin	1	3,159	3,755	130	—	3,289	3,755	7,044	(791)	1997-1997	2017-2017

Other Services
Alabama	1	$312	$176	$—	$—	$312	$176	$488	$(65)	1978-1978	2016-2016
Colorado	1	370	434	—	—	370	434	804	(104)	2002-2002	2016-2016
Florida	1	1,187	3,344	—	—	1,187	3,344	4,531	(205)	1960-1960	2020-2020
Georgia	2	1,552	4,919	—	—	1,552	4,919	6,471	(746)	1895-1991	2018-2018
Kentucky	2	1,503	4,613	—	—	1,503	4,613	6,116	(396)	1882-1999	2018-2022
North Carolina	1	713	1,942	—	—	713	1,942	2,655	(321)	1973-1973	2018-2018
Oklahoma	1	2,257	2,073	—	—	2,257	2,073	4,330	(152)	2006-2006	2021-2021
South Carolina	4	2,175	4,406	—	—	2,175	4,406	6,581	(48)	1937-2006	2016-2022
Tennessee	14	10,757	19,485	—	—	10,757	19,485	30,242	(1,629)	1870-2010	2016-2022
Texas	6	15,090	17,940	729	—	15,819	17,940	33,759	(1,009)	2006-2021	2021-2022

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Virginia	1	1,259	1,786	—	—	1,259	1,786	3,045	(321)	1991-1991	2018-2018

Pet Care Services
Alabama	1	$1,138		$—	$—	$1,138	$—	$1,138		2019-2019	2021-2021
Arkansas	2	1,422	2,110	—	—	1,422	2,110	3,532	(350)	1979-1996	2017-2019
Arizona	5	6,862	10,616	(1,845)	(469)	5,017	10,147	15,164	(1,638)	1990-2015	2018-2018
Florida	5	5,578	7,102	—	—	5,578	7,102	12,680	(1,203)	2003-2021	2018-2021
Georgia	5	3,335	3,367	—	—	3,335	3,367	6,702	(234)	1950-2007	2019-2021
Illinois	4	2,352	2,928	—	—	2,352	2,928	5,280	(344)	1976-1995	2019-2021
Indiana	6	1,676	5,148	—	—	1,676	5,148	6,824	(715)	1952-2007	2017-2019
Louisiana	1	485	701	—	—	485	701	1,186	(101)	2007-2007	2019-2019
Maryland	1	586	1,881	16	34	602	1,915	2,517	(143)	1988-1988	2020-2020
Missouri	1	537	752	—	—	537	752	1,289	(100)	1986-1986	2019-2019
North Carolina	5	2,347	8,786	—	—	2,347	8,786	11,133	(399)	1970-2014	2019-2021
Nebraska	1	381	332	—	—	381	332	713	(80)	1967-1967	2019-2019
Oklahoma	1	225	283	—	—	225	283	508	(68)	1993-1993	2019-2019
Oregon	1	192	324	—	—	192	324	516	(35)	1990-1990	2019-2019
South Carolina	2	885	1,660	—	—	885	1,660	2,545	(163)	1994-2018	2019-2021
Texas	3	2,204	3,702	—	—	2,204	3,702	5,906	(138)	2019-2019	2021-2021
Wisconsin	1	403	598	—	—	403	598	1,001	(75)	2011-2011	2019-2019

Restaurants - Casual Dining
Alabama	5	$2,954	$7,305	$—	$—	$2,954	$7,305	$10,259	$(1,414)	1977-2007	2016-2017
Colorado	1	1,593	3,400	—	—	1,593	3,400	4,993	(618)	1993-1993	2016-2016
Florida	9	6,317	12,222	55	59	6,372	12,281	18,653	(2,687)	1988-2003	2016-2017
Georgia	5	4,785	6,048	—	600	4,785	6,648	11,433	(1,388)	1982-1999	2016-2017
Iowa	6	2,812	9,572	—	—	2,812	9,572	12,384	(606)	1950-2005	2018-2022
Illinois	2	668	2,051	—	—	668	2,051	2,719	(267)	1991-1993	2018-2019
Indiana	1	1,542	—	—	—	1,542	—	1,542		1999-1999	2020-2020
Kansas	2	3,045	1,382	—	—	3,045	1,382	4,427	(82)	2005-2005	2021-2022
Kentucky	3	1,798	3,643	—	—	1,798	3,643	5,441	(210)	2001-2010	2019-2022
Louisiana	3	2,156	3,330	—	—	2,156	3,330	5,486	(705)	1988-1994	2016-2017
Massachusetts	10	12,982	14,943	—	—	12,982	14,943	27,925	(901)	1985-2008	2021-2021
Maryland	2	2,344	1,975	—	—	2,344	1,975	4,319	(449)	2004-2005	2017-2017
Michigan	12	7,181	16,134	—	—	7,181	16,134	23,315	(1,728)	1906-2003	2019-2022
Minnesota	2	7,921	14,090	—	—	7,921	14,090	22,011	(176)	1905-1947	2022-2022
Missouri	4	7,857	11,419	—	—	7,857	11,419	19,276	(284)	2001-2021	2017-2021
Mississippi	1	926	624	—	—	926	624	1,550	(132)	2004-2004	2017-2017
Nebraska	1	261	687	—	—	261	687	948	(185)	1979-1979	2016-2016
New Hampshire	1	1,978	2,127	—	—	1,978	2,127	4,105	(90)	1974-1974	2021-2021
New Jersey	8	9,625	28,327	—	—	9,625	28,327	37,952	(224)	1941-2005	2022-2022
Ohio	3	4,653	7,984	—	—	4,653	7,984	12,637	(491)	1988-2004	2019-2021
Pennsylvania	3	3,375	6,706	—	—	3,375	6,706	10,081	(73)	1880-2003	2022-2022

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Rhode Island	1	830	1,171	—	—	830	1,171	2,001	(71)	1996-1996	2021-2021
South Carolina	1	447	292	—	29	447	321	768	(94)	2003-2003	2017-2017
South Dakota	1	1,922	2,475	—	—	1,922	2,475	4,397	(107)	0-0	2021-2021
Tennessee	1	683	737	—	—	683	737	1,420	(135)	2003-2003	2017-2017
Texas	4	6,663	4,639	—	—	6,663	4,639	11,302	(408)	1999-2018	2016-2022
Virginia	1	1,136	1,991	—	—	1,136	1,991	3,127	(226)	2005-2005	2019-2019
West Virginia	2	953	3,180	—	—	953	3,180	4,133	(91)	1997-2006	2022-2022

Restaurants - Family Dining
Florida	1	$467	$421	$—	$150	$467	$571	$1,038	$(307)	1997-1997	2016-2016
Georgia	7	3,229	4,132	—	330	3,229	4,462	7,691	(774)	1968-1996	2017-2018
Iowa	1	804	563	—	—	804	563	1,367	(148)	1994-1994	2016-2016
Illinois	2	1,372	1,206	—	750	1,372	1,956	3,328	(330)	1978-1979	2016-2016
Michigan	3	2,148	2,847	—	—	2,148	2,847	4,995	(322)	1973-2000	2019-2019
Minnesota	4	2,433	2,451	—	—	2,433	2,451	4,884	(674)	1975-1991	2016-2016
Missouri	2	1,038	1,153	—	—	1,038	1,153	2,191	(300)	1978-1979	2016-2016
New Hampshire	1	131	232	—	—	131	232	363	(364)	1998-1998	2016-2016
Pennsylvania	1	784	756	6	61	790	817	1,607	(192)	1995-1995	2017-2017
South Carolina	2	1,930	2,111	—	—	1,930	2,111	4,041	(226)	1978-2008	2020-2020
Texas	1	207	424	—	—	207	424	631	(613)	1998-1998	2016-2016
Virginia	1	90	192	—	—	90	192	282	(282)	1997-1997	2016-2016
Washington	2	1,787	3,861	—	—	1,787	3,861	5,648	(489)	1982-1999	2019-2019
Wisconsin	2	1,967	2,955	—	—	1,967	2,955	4,922	(482)	1976-2018	2016-2019
Wyoming	1	739	1,569	—	—	739	1,569	2,308	(169)	1982-1982	2019-2019

Restaurants - Quick Service
Alaska	2	$1,115	$3,157	$5	$527	$1,120	$3,684	$4,804	$(502)	1972-2006	2018-2018
Alabama	26	6,787	14,555	—	83	6,787	14,638	21,425	(2,577)	1972-2020	2016-2021
Arkansas	13	7,361	12,008	—	15	7,361	12,023	19,384	(1,618)	1977-2019	2016-2019
California	1	467	533	—	—	467	533	1,000	(129)	1993-1993	2016-2016
Colorado	1	698	1,036	—	—	698	1,036	1,734	(167)	1999-1999	2018-2018
Connecticut	1	155	208	—	—	155	208	363	(101)	1983-1983	2016-2016
Florida	17	10,895	20,435	—	—	10,895	20,435	31,330	(1,466)	1960-2018	2016-2022
Georgia	40	16,191	26,477	—	414	16,191	26,891	43,082	(4,684)	1975-2013	2016-2021
Iowa	8	2,715	7,326	—	—	2,715	7,326	10,041	(1,439)	1969-2004	2016-2019
Illinois	4	2,062	2,892	—	1,100	2,062	3,992	6,054	(410)	1988-2020	2016-2021
Indiana	5	1,873	3,673	—	924	1,873	4,597	6,470	(506)	1987-2018	2019-2020
Kansas	1	194	777	—	—	194	777	971	(134)	1971-1971	2017-2017
Kentucky	13	5,705	9,351	—	402	5,705	9,753	15,458	(1,060)	1969-2020	2016-2022
Louisiana	3	955	3,164	—	—	955	3,164	4,119	(423)	1983-2016	2019-2019
Massachusetts	9	5,251	5,131	—	—	5,251	5,131	10,382	(606)	1965-1987	2020-2020
Maryland	1	338	624	—	—	338	624	962	(77)	2002-2002	2019-2019
Michigan	12	3,797	8,116	—	—	3,797	8,116	11,913	(1,661)	1969-2015	2016-2018

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2022 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Minnesota	3	2,605	4,416	—	—	2,605	4,416	7,021	(1,014)	1989-1996	2017-2019
Missouri	1	195	802	—	—	195	802	997	(164)	1987-1987	2016-2016
Mississippi	27	11,212	15,911	—	390	11,212	16,301	27,513	(2,134)	1968-2020	2016-2021
Montana	1	782	—	—	—	782	—	782		2022-2022	2022-2022
North Carolina	2	1,269	1,431	(171)	268	1,098	1,699	2,797	(85)	1986-2022	2016-2021
Nebraska	2	667	2,048	—	—	667	2,048	2,715	(454)	1998-2014	2016-2016
New Hampshire	1	409	355	—	—	409	355	764	(99)	1993-1993	2016-2016
New York	3	3,765	3,405	—	400	3,765	3,805	7,570	(895)	1968-2000	2016-2019
Ohio	9	3,661	10,582	—	—	3,661	10,582	14,243	(785)	1964-1993	2016-2022
Oklahoma	8	5,266	7,550	—	—	5,266	7,550	12,816	(559)	1979-2018	2020-2021
Oregon	1	252	131	—	—	252	131	383	(42)	2015-2015	2016-2016
Pennsylvania	4	2,247	2,790	—	—	2,247	2,790	5,037	(536)	1963-2020	2016-2020
South Carolina	4	850	2,291	—	30	850	2,321	3,171	(422)	1977-2014	2016-2020
South Dakota	1	70	259	—	—	70	259	329	(34)	1984-1984	2019-2019
Tennessee	19	11,681	15,414	—	354	11,681	15,768	27,449	(2,324)	1974-2020	2016-2020
Texas	35	27,554	25,565	—	1,501	27,554	27,066	54,620	(2,814)	1970-2021	2016-2021
Wisconsin	2	1,197	2,462	—	35	1,197	2,497	3,694	(568)	1983-1998	2016-2017
West Virginia	6	1,293	3,137	—	—	1,293	3,137	4,430	(682)	1976-1994	2016-2016

Vacant Properties
Iowa	1	$57	$479	$—	$—	$57	$479	$536	$(65)	1950-1950	2018-2018
Texas	1	119	540	—	34	119	574	693	(115)	1984-1984	2019-2019
Grand Total	1490	$1,228,036	$2,364,891	$651	$75,739	$1,228,687	$2,440,630	$3,669,317	$(238,022)

(a)As of December 31, 2022, the Company had investments in 1,653 single-tenant real estate property locations including 1,489 owned properties, 11 ground lease interests and 153 properties securing mortgage notes receivable. Five of the Company’s owned properties are subject to leases accounted for as direct financing leases and are excluded from the table above. Additionally, the table above excludes three owned properties which are accounted for as loans receivable, as the leases contain purchase options, and four owned properties which are held for sale as of December 31, 2022. Initial costs exclude intangible lease assets totaling $77.1 million.
(b)Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate or partial land dispositions.
(c)The aggregate cost for federal income tax purposes is $3.5 billion.
(d)The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance, beginning of period	$3,040,073	$2,260,919	$1,812,961
Additions
Acquisitions	751,610	831,795	527,482
Improvements	27,609	9,459	28,889
Deductions
Provisions for impairment of real estate	(20,164)	(6,120)	(8,399)
Real estate investments held for sale	(4,780)	(15,434)	(17,058)
Cost of real estate sold	(123,081)	(40,546)	(82,956)
Other	(1,949)	—	—
Balance, end of period	$3,669,317	$3,040,073	$2,260,919
(e)The following is a reconciliation of accumulated depreciation for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance, beginning of period	$169,126	$112,144	$71,445
Additions
Depreciation expense	80,647	61,172	51,736
Deductions
Accumulated depreciation associated with real estate sold	(11,751)	(4,190)	(11,037)
Balance, end of period	$238,022	$169,126	$112,144
(f)Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.

See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC. AND ESSENTIAL PROPERTIES REALTY TRUST, INC. PREDECESSOR
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2022
(Dollar amounts in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Two Early Childhood Education Centers located in Florida	8.80%	5/8/2039	Interest only	Balloon - $12,000	None	$12,000	$11,884	None
Two Early Childhood Education Centers located in Florida	8.53%	7/15/2039	Interest only	Balloon - $7,300	None	7,300	7,226	None
Sixty-nine Quick Service Restaurants located in fifteen states	7.79%	8/31/2034	Interest only	Balloon - $51,000	None	51,000	50,995	None
One Early Childhood Education Center located in Florida	8.42%	2/29/2040	Interest only	Balloon - $5,300	None	5,300	5,251	None
Three Convenience Stores located in Minnesota	8.54%	12/31/2024	Interest only	Balloon - $2,324	None	2,324	2,317	None
One Family Dining Restaurant located in Georgia	7.00%	1/25/2023	Interest only	Balloon - $600	None	600	596	None
Three Convenience Stores located in three states	8.30%	5/11/2023	Interest only	Balloon - $3,146	None	3,146	3,063	None
Two Casual Dining Restaurants located in Kentucky and Ohio	6.87%	5/31/2036	Interest only	Balloon - $2,520	None	2,520	2,520	None
Three Casual Dining Restaurants located in three states	7.51%	5/31/2036	Interest only	Balloon - $2,673	None	2,673	2,657	None
Two Convenience Stores located in Iowa	8.29%	6/1/2023	Interest only	Balloon - $2,389	None	2,389	2,323	None
One Entertainment Center located in New Jersey	8.96%	9/30/2051	Principal + Interest	Fully amortizing	None	24,100	24,090	None
Two Industrial facilities located in California	7.44%	11/4/2036	Interest only	Balloon - $9,808	None	9,808	9,785	None
Five Car Washes located in Nevada	7.30%	12/31/2036	Interest only	Balloon - $25,714	None	25,714	25,711	None
One Car Wash located in Florida	7.73%	12/29/2036	Interest only	Balloon - $2,470	None	2,470	2,464	None
One Casual Dining Restaurant located in Michigan	8.00%	7/10/2023	Interest only	Balloon - $1,754	None	1,754	1,710	None
Thirty-seven Quick Service Restaurants located in three states	7.00%	2/28/2027	Interest only	Balloon - $26,307	None	26,307	26,185	None
One Car Wash located in New Jersey	7.73%	3/31/2037	Interest only	Balloon - $3,600	None	3,600	3,592	None
One Convenience Store located in Minnesota	8.30%	4/22/2024	Interest only	Balloon - $760	None	760	740	None
One Car Wash located in Nevada	7.33%	12/31/2036	Interest only	Balloon - $4,960	None	4,960	4,948	None
One Car Wash located in Nevada	7.43%	12/31/2036	Interest only	Balloon - $4,800	None	4,800	4,789	None
Four Car Washes located in three states	8.64%	12/31/2037	Interest only	Balloon - $12,250	None	12,250	12,246	None
Ten Car Washes located in five states	8.93%	12/31/2037	Interest only	Balloon - $28,938	None	28,938	28,886	None
						$234,713	$233,978

The following table shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
Balance, beginning of period	$181,419	$144,048	$87,029
Additions:
New mortgage loans	126,784	137,356	54,484
Subsequent funding on existing mortgage loans	17,236	—	3,500
Deductions:
Collections of principal	(91,488)	(100,179)	(11)
Provision for credit losses	27	194	(954)
Balance, end of period	$233,978	$181,419	$144,048

See accompanying report of independent registered public accounting firm.