Form 10-Q
period 2023-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2023-04-27
CIK 1728951

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
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2023, the registrant had 148,838,117 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,274,398	$1,228,687
Building and improvements	2,554,139	2,440,630
Lease incentives	18,191	18,352
Construction in progress	42,777	34,537
Intangible lease assets	87,851	88,364
Total real estate investments, at cost	3,977,356	3,810,570
Less: accumulated depreciation and amortization	(297,362)	(276,307)
Total real estate investments, net	3,679,994	3,534,263
Loans and direct financing lease receivables, net	231,731	240,035
Real estate investments held for sale, net	5,398	4,780
Net investments	3,917,123	3,779,078
Cash and cash equivalents	70,958	62,345
Restricted cash	—	9,155
Straight-line rent receivable, net	85,425	78,587
Derivative assets	36,640	47,877
Rent receivables, prepaid expenses and other assets, net	26,201	22,991
Total assets (1)	$4,136,347	$4,000,033

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,025,773	$1,025,492
Senior unsecured notes, net	395,426	395,286
Revolving credit facility	—	—
Intangible lease liabilities, net	11,536	11,551
Dividend payable	41,183	39,398
Derivative liabilities	6,024	2,274
Accrued liabilities and other payables	25,778	29,261
Total liabilities (1)	1,505,720	1,503,262
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 148,838,117 and 142,379,655 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,488	1,424
Additional paid-in capital	2,712,797	2,563,305
Distributions in excess of cumulative earnings	(118,066)	(117,187)
Accumulated other comprehensive income	25,982	40,719
Total stockholders' equity	2,622,201	2,488,261
Non-controlling interests	8,426	8,510
Total equity	2,630,627	2,496,771
Total liabilities and equity	$4,136,347	$4,000,033
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of March 31, 2023 and December 31, 2022, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $41.0 million and $39.2 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Revenues:
Rental revenue	$78,172	$66,112
Interest on loans and direct financing lease receivables	4,446	3,822
Other revenue, net	1,069	187
Total revenues	83,687	70,121

Expenses:
General and administrative	8,583	8,063
Property expenses	843	1,009
Depreciation and amortization	23,824	20,313
Provision for impairment of real estate	677	3,935
Change in provision for credit losses	(30)	60
Total expenses	33,897	33,380
Other operating income:
Gain on dispositions of real estate, net	4,914	1,658
Income from operations	54,704	38,399
Other (expense)/income:
Loss on debt extinguishment	—	(2,138)
Interest expense	(12,133)	(9,160)
Interest income	638	18
Income before income tax expense	43,209	27,119
Income tax expense	153	301
Net income	43,056	26,818
Net income attributable to non-controlling interests	(160)	(119)
Net income attributable to stockholders	$42,896	$26,699

Basic weighted average shares outstanding	144,406,044	126,839,258
Basic net income per share	$0.30	$0.21

Diluted weighted average shares outstanding	146,000,007	127,923,499
Diluted net income per share	$0.29	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Net income	$43,056	$26,818
Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(9,485)	26,462
Cash flow hedge (gain) loss reclassified to interest expense	(5,343)	2,499
Total other comprehensive (loss) income	(14,828)	28,961
Comprehensive income	28,228	55,779
Net income attributable to non-controlling interests	(160)	(119)
Adjustment for other comprehensive (loss) income attributable to non-controlling interests	91	(181)
Comprehensive income attributable to stockholders	$28,159	$55,479
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2022	142,379,655	$1,424	$2,563,305	$(117,187)	$40,719	$2,488,261	$8,510	$2,496,771
Common stock issuance	6,248,695	62	147,217	—	—	147,279	—	147,279
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,745)	—	(2,745)	—	(2,745)
Costs related to issuance of common stock	—	—	(444)	—	—	(444)	—	(444)
Other comprehensive loss	—	—	—	—	(14,737)	(14,737)	(91)	(14,828)
Equity based compensation expense	209,767	2	2,719	—	—	2,721	—	2,721
Dividends declared on common stock and OP Units	—	—	—	(41,030)	—	(41,030)	(153)	(41,183)
Net income	—	—	—	42,896	—	42,896	160	43,056
Balance at March 31, 2023	148,838,117	$1,488	$2,712,797	$(118,066)	$25,982	$2,622,201	$8,426	$2,630,627
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
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$43,056	$26,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,824	20,313
Amortization of lease incentive	366	281
Amortization of above/below market leases and right of use assets, net	(85)	187
Amortization of deferred financing costs and other non-cash interest expense	1,534	744
Loss on debt extinguishment	—	2,138
Provision for impairment of real estate	677	3,935
Change in provision for credit losses	(30)	60
Gain on dispositions of real estate, net	(4,914)	(1,658)
Straight-line rent receivable, net	(6,838)	(6,216)
Equity-based compensation expense	2,721	2,835
Adjustment to rental revenue for tenant credit	(160)	(568)
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(2,111)	(1,584)
Accrued liabilities and other payables	(4,354)	(3,177)
Net cash provided by operating activities	53,686	44,108
Cash flows from investing activities:
Proceeds from sales of real estate, net	36,636	18,531
Principal collections on loans and direct financing lease receivables	11,734	10,657
Investments in loans receivable	(3,400)	(54,277)
Deposits for prospective real estate investments	(649)	(365)
Investment in real estate, including capital expenditures	(188,998)	(180,316)
Investment in construction in progress	(14,520)	(5,687)
Lease incentives paid	—	(108)
Net cash used in investing activities	(159,197)	(211,565)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	148,000
Repayments under revolving credit facility	—	(145,000)
Proceeds from issuance of common stock, net	147,241	158,338
Payments for taxes related to net settlement of equity awards	(2,746)	(2,235)
Payment of debt extinguishment costs	—	(467)
Deferred financing costs	—	(4,045)
Offering costs	(128)	(27)
Dividends paid	(39,398)	(32,610)
Net cash provided by financing activities	104,969	121,954
Net decrease in cash and cash equivalents and restricted cash	(542)	(45,503)
Cash and cash equivalents and restricted cash, beginning of period	71,500	59,758
Cash and cash equivalents and restricted cash, end of period	$70,958	$14,255
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$70,958	$14,255
Restricted cash	—	—
Cash and cash equivalents and restricted cash, end of period	$70,958	$14,255
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,833	$4,430
Cash paid for income taxes	504	100

Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$6,712	$5,332
Non-cash investments in real estate and loan receivable activity	—	9,679
Unrealized (loss) gain on cash flow hedges	9,485	(1,427)
Accrued deferred debt restructuring costs	—	191
Payable and accrued offering costs	277	—
Discounts and fees on capital raised through issuance of common stock	38	1,305
Dividends declared and unpaid	41,183	34,333
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
March 31, 2023
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
COVID-19 Pandemic
The adverse impact of the COVID-19 pandemic ("COVID-19") significantly diminished in 2022. However, the expiration of governmental support programs that were instituted during the height of COVID-19 could impact the macro-economic environment of the U.S. If there were a reemergence of COVID-19 that caused the reoccurrence of conditions experienced in 2020 and 2021, such conditions could have an adverse impact on the Company and its tenants.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2023 and December 31, 2022, the Company, directly and indirectly, held a 99.6% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Depreciation on real estate investments	$22,129	$18,555
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
Allowance for Credit Losses
Under ASC Topic 326, Financial Instruments – Credit Losses, the Company uses a real estate loss estimate model (“RELEM”) which estimates losses on its loans and direct financing lease receivable portfolio, for purposes of calculating allowances for credit losses. The RELEM allows the Company to refine (on an ongoing basis) the expected loss estimate by incorporating asset-specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan or direct financing lease receivable. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. The Company's specific asset-level inputs include loan-to-stabilized-value (“LTV”), principal balance, property type, location, coupon, origination year, term, subordination, expected repayment date and future funding. The Company categorizes the results by LTV range, which it considers the most significant indicator of credit quality for its loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
The Company also evaluates each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivable.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Provision for impairment of real estate	$677	$3,935

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
As of March 31, 2023 and December 31, 2022, the Company had deposits of $71.0 million and $62.3 million, respectively, of which $70.7 million and $62.1 million, respectively, were in excess of the amount insured by the FDIC.
Restricted Cash
Restricted cash primarily consists of cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").
Forward Equity Sales
The Company has and may continue to enter into forward sale agreements relating to shares of its common stock, either through its 2022 ATM Program (as defined herein) or through underwritten public offerings. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election.
The Company evaluated its forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Company’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Company’s common stock that could be purchased by the Company in the market (based on the average market price during the reporting period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Company’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Company elects to physically settle or net share settle such forward sale agreement, delivery of the Company’s shares will result in dilution to the Company’s earnings per share.
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

	Three months ended March 31,
(in thousands)	2023	2022
Contingent rent	$176	$156
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
The Company recorded the following amounts adjustments as increases to or reductions of rental revenue for tenant credit during the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Adjustment to increase rental revenue for tenant credit	$160	$568
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of March 31, 2023 and December 31, 2022, the Company capitalized a total of $90.7 million and $90.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
Income Taxes
The Company elected and qualified to be taxed as a REIT under sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed REIT taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.
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
As of March 31, 2023 and December 31, 2022, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of March 31, 2023 or December 31, 2022. The 2022, 2021, 2020 and 2019 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
The Company grants shares of restricted common stock ("RSAs") and restricted stock units (“RSUs”) to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also grants performance-based RSUs to executive officers, the final number of which is determined based on objective and subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for RSAs and RSUs in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollar amounts in thousands)	March 31, 2023	December 31, 2022
Number of VIEs	21	21
Aggregate carrying value	$225,662	$233,351
The Company was not the primary beneficiary of any of these entities because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of March 31, 2023 and December 31, 2022. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of March 31, 2023 and December 31, 2022.

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
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	March 31, 2023	December 31, 2022
Owned properties (1)	1,527	1,489
Properties securing investments in mortgage loans (2)	150	153
Ground lease interests	11	11
Total number of investments	1,688	1,653
_____________________________________
(1)Includes seven and eight properties which are subject to leases accounted for as direct financing leases or loans as of March 31, 2023 and December 31, 2022, respectively.
(2)Properties secure 20 mortgage loans receivable as of March 31, 2023 and December 31, 2022.

The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	March 31, 2023	December 31, 2022
Real estate investments, at cost	$3,977,356	$3,810,570
Loans and direct financing lease receivables, net	231,731	240,035
Real estate investments held for sale, net	5,398	4,780
Total gross investments	$4,214,485	$4,055,385

Investments in 2023 and 2022
The following table presents information about the Company’s acquisition activity during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Ownership type	(1)	Fee Interest
Number of properties	56	47

Purchase price allocation
Land and improvements	$58,464	$83,342
Building and improvements	128,805	97,178
Construction in progress(2)	14,520	5,687
Intangible lease assets	570	—
Total purchase price	202,359	186,207

Intangible lease liabilities	—	—
Purchase price (including acquisition costs)	$202,359	$186,207
_____________________________________
(1)During the three months ended March 31, 2023, the Company acquired the fee interest in 55 properties and acquired one property subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $0.4 million and $0.1 million, respectively of capitalized interest expense during the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the three months ended March 31, 2023 and 2022, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2022	1,451	$3,355,561
Acquisitions of and additions to real estate investments	47	195,790
Sales of investments in real estate	(6)	(18,531)
Provision for impairment of real estate (1)		(3,935)
Investments in loans receivable	58	54,277
Principal collections on and settlements of loans and direct financing lease receivables	(5)	(20,336)
Other		(64)
Gross investments, March 31, 2022		3,562,762
Less: Accumulated depreciation and amortization (2)		(220,711)
Net investments, March 31, 2022	1,545	$3,342,051

Gross investments, January 1, 2023	1,653	$4,055,385
Acquisitions of and additions to real estate investments	56	203,518
Sales of investments in real estate	(16)	(33,641)
Relinquishment of property at end of ground lease term	(1)	(837)
Provision for impairment of real estate (3)		(677)
Investments in loans receivable	1	3,400
Principal collections on and settlements of loans and direct financing lease receivables	(5)	(11,734)
Other		(929)
Gross investments, March 31, 2023		4,214,485
Less: Accumulated depreciation and amortization (2)		(297,362)
Net investments, March 31, 2023	1,688	$3,917,123
_____________________________________
(1)During the three months ended March 31, 2022, the Company identified and recorded provisions for impairment on four tenanted properties.
(2)Includes $260.7 million and $189.7 million of accumulated depreciation as of March 31, 2023 and 2022, respectively.
(3)During the three months ended March 31, 2023, the Company identified and recorded provisions for impairment at one tenanted property and two vacant properties.
Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of March 31, 2023 and December 31, 2022, the Company had 20 and 23 loans receivable outstanding, respectively, and three leases accounted for as loans with an aggregate carrying amount of $230.9 million and $238.7 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $230.9 million as of March 31, 2023.

The Company’s loans receivable portfolio as of March 31, 2023 and December 31, 2022 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)	I/O	3	8.79%	8.50%	2022	2,324	2,324
Mortgage (2)	I/O	1	7.00%	7.00%	2023	550	600
Mortgage (2)	I/O	3	8.30%	8.25%	2023	3,146	3,146
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	0	7.51%	7.00%	2036	—	2,673
Mortgage (2)	I/O	2	8.29%	8.25%	2023	2,389	2,389
Mortgage (2)	I/O	1	5.72%	8.00%	2051	24,100	24,100
Mortgage (2)	I/O	1	7.44%	7.10%	2036	1,408	9,808
Mortgage (2)	I/O	7	7.30%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)	I/O	1	8.00%	8.00%	2023	1,754	1,754
Mortgage (2)	I/O	37	6.80%	7.00%	2027	26,307	26,307
Mortgage (2)	I/O	1	6.99%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.40%	8.25%	2024	760	760
Mortgage (2)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)	I/O	10	8.93%	8.25%	2037	28,938	28,938
Mortgage (2)	I/O	1	8.82%	8.25%	2038	3,400	—
Leasehold interest	P+I	1	2.25%	(4)	2034	976	992
Leasehold interest	P+I	1	2.41%	(4)	2034	1,450	1,473
Leasehold interest	P+I	1	4.97%	(4)	2038	1,505	1,517
Net investment						$230,921	$238,695
_____________________________________
(1)I/O: Interest Only; P+I: Principal and Interest
(2)Loan requires monthly payments of interest only with a balloon payment due at maturity.
(3)Loan allows for prepayments in whole or in part without penalty.
(4)These leasehold interests are accounted for as loans receivable, as the lease for each property contains an option for the lessee to repurchase the leased property in the future.
Scheduled principal payments due to be received under the Company’s loans receivable as of March 31, 2023 were as follows:

(in thousands)	Future Principal Payments Due
April 1 - December 31, 2023	$7,995
2024	3,304
2025	234
2026	248
2027	26,570
Thereafter	192,570
Total	$230,921

As of March 31, 2023 and December 31, 2022, the Company had $1.5 million and $2.1 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Minimum lease payments receivable	$1,901	$2,812
Estimated unguaranteed residual value of leased assets	250	251
Unearned income from leased assets	(606)	(957)
Net investment	$1,545	$2,106
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of March 31, 2023 were as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1 - December 31, 2023	$192
2024	210
2025	178
2026	167
2027	143
Thereafter	1,011
Total	$1,901
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of March 31, 2023 and December 31, 2022, the company recorded an allowance for credit losses of $0.7 million and $0.8 million, respectively. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.
For the three months ended March 31, 2023 and 2022, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at January 1, 2022	$814
Current period change in provision for expected credit losses	60
Write-offs charged	—
Recoveries	—
Balance at March 31, 2022	$874

Balance at January 1, 2023	$765
Current period change in provision for expected credit losses	(30)
Write-offs charged	—
Recoveries	—
Balance at March 31, 2023	$735

The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of March 31, 2023:

	Amortized Cost Basis by Origination Year						Total Amortized Cost Basis
(in thousands)	2023	2022	2021	2020	2019	Prior
LTV <60%	$—	$23,000	$—	$—	$28,000	$1,080	$52,080
LTV 60%-70%	—	—	29,643	—	—	—	29,643
LTV >70%	3,400	89,465	26,559	10,578	20,276	466	150,744
	$3,400	$112,465	$56,202	$10,578	$48,276	$1,545	$232,467
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2023 and 2022.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2022	9	$15,434	$—	$15,434
Transfers to held for sale classification	1	4,979	—	4,979
Sales	(4)	(5,925)	—	(5,925)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2022	6	$14,488	$—	$14,488

Held for sale balance, January 1, 2023	4	$4,780	$—	$4,780
Transfers to held for sale classification	3	3,701	—	3,701
Sales	(3)	(3,083)	—	(3,083)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2023	4	$5,398	$—	$5,398
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2023 or 2022 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.

The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended March 31,
State	2023	2022
Texas	13.2%	13.3%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$76,597	$31,544	$45,053	$77,096	$30,217	$46,879
Intangible market lease assets	11,254	5,091	6,163	11,268	4,917	6,351
Total intangible assets	$87,851	$36,635	$51,216	$88,364	$35,134	$53,230

Intangible market lease liabilities	$15,527	$3,991	$11,536	$15,325	$3,774	$11,551
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2023, by category and in total, were as follows:

Years Remaining
In-place leases	8.7
Intangible market lease assets	11.0
Total intangible assets	9.0

Intangible market lease liabilities	9.3
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Amortization of in-place leases (1)	$1,627	$1,705
Amortization (accretion) of market lease intangibles, net (2)	(1)	1
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(84)	(88)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.

The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
April 1 - December 31, 2023	$4,572
2024	5,489
2025	4,241
2026	3,936
2027	3,408
Thereafter	23,407
Total	$45,053
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
April 1 - December 31, 2023	$(517)	$507	$(10)
2024	(658)	681	23
2025	(650)	682	32
2026	(641)	686	45
2027	(619)	711	92
Thereafter	(3,078)	8,269	5,191
Total	$(6,163)	$11,536	$5,373
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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2023 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
April 1 - December 31, 2023	$233,959
2024	314,453
2025	314,754
2026	317,544
2027	317,762
Thereafter	3,416,993
Total	$4,915,465

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
The fixed and variable components of lease revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Fixed lease revenues	$77,465	$65,113
Variable lease revenues (1)	730	660
Total lease revenues (2)	$78,195	$65,773
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of March 31, 2023, the Company’s right of use ("ROU") assets and lease liabilities were $8.3 million and $9.3 million, respectively. As of December 31, 2022, the Company’s ROU assets and lease liabilities were $7.3 million and $9.0 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	23.1	22.9
Weighted average discount rate	6.16%	6.09%
The following table sets forth the details of rent expense for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Fixed rent expense - ground leases	$247	$240
Fixed rent expense - office and equipment leases	128	128
Variable rent expense	—	—
Total rent expense	$375	$368
As of March 31, 2023, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
April 1 - December 31, 2023	$394	$96	$594	$1,084
2024	531	28	782	1,341
2025	538	—	706	1,244
2026	—	—	711	711
2027	—	—	724	724
Thereafter	—	—	16,263	16,263
Total	$1,463	$124	$19,780	21,367
Present value discount				(12,080)
Lease liabilities				$9,287
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of March 31, 2023 and December 31, 2022:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	5.5%	5.3%
2027 Term Loan	February 2027	430,000	430,000	5.7%	5.3%
2028 Term Loan	January 2028	400,000	400,000	5.6%	5.3%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,430,000	$1,430,000	4.9%	4.6%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of March 31, 2023:

(in thousands)	2024 Term Loan	2027 Term Loan	2028 Term Loan	Senior Unsecured Notes	Revolving Credit Facility	Total
April 1 - December 31, 2023	$—	$—	$—	$—	$—	$—
2024	200,000	—	—	—	—	200,000
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	—	430,000	—	—	—	430,000
Thereafter	—	—	400,000	400,000	—	800,000
Total	$200,000	$430,000	$400,000	$400,000	$—	$1,430,000
The Company was not in default of any provisions under any of its outstanding indebtedness as of March 31, 2023 or December 31, 2022.

Revolving Credit Facility, 2024 Term Loan and 2028 Term Loan
In April 2019, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the Company’s previous $300.0 million revolving credit facility to increase the maximum aggregate initial original principal amount of the revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “2024 Term Loan”). The full amount available under the 2024 Term Loan was borrowed in May 2019.
In February 2022, the Company entered into an amendment to the Amended Credit Agreement (as so amended, the "Credit Agreement") and, pursuant to such amendment, among other things, the availability of extensions of credit under the Revolving Credit Facility was increased to $600.0 million, the accordion feature was increased to $600.0 million, the borrowing base limitation on borrowings thereunder was removed, the leverage-based margin applicable to borrowings under the Revolving Credit Facility was reduced, the LIBOR reference rate was replaced with reference to the Adjusted Term SOFR rate, consistent with market practice, and the composition and extent of lender participation under the Revolving Credit Facility was changed. During the three months ended March 31, 2022, in connection with this amendment, the Company recorded a $0.1 million loss on debt extinguishment related to the write-off of certain deferred financing costs on the Revolving Credit Facility.
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
In July 2022, the Credit Agreement was further amended to provide for an additional $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150 million was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing for all borrowings under the Credit Agreement is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch), and reset the accordion feature to maintain the $600.0 million availability thereunder.
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
The Operating Partnership is the borrower under the Credit Agreement, and the Company and certain of its subsidiaries that own direct or indirect interests in an eligible real property assets are guarantors under the Credit Agreement.

Under the terms of the Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios.
The Company was in compliance with all financial covenants and was not in default on any provisions under the Credit Agreement as of March 31, 2023 and December 31, 2022.
The following table presents information about the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Balance on January 1,	$—	$144,000
Borrowings	—	148,000
Repayments	—	(145,000)
Balance on March 31,	$—	$147,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Interest expense	$225	$834
Amortization of deferred financing costs	295	318
Total	$520	$1,152
Total deferred financing costs, net, of $3.4 million and $3.7 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $600.0 million of unused borrowing capacity under the Revolving Credit Facility.
2027 Term Loan
On November 26, 2019, the Company, through the Operating Partnership, entered into a new $430 million term loan (the “2027 Term Loan”) with a group of lenders. The 2027 Term Loan provides for term loans to be drawn up to an aggregate amount of $430 million with maturity of November 26, 2026. The Company borrowed the entire $430.0 million available under the 2027 Term Loan in separate draws in December 2019 and March 2020.
In February 2022, the Company entered into an amendment to the 2027 Term Loan to, among other things, reduce the leverage-based margin applicable to borrowings, extend the maturity date of the 2027 Term Loan to February 18, 2027, replace the LIBOR reference rate with reference to the Adjusted Term SOFR rate, consistent with market practice, and change the composition and extent of lender participation under the 2027 Term Loan. During the three months ended March 31, 2022, in connection with this amendment, the Company recorded a $2.1 million loss on debt extinguishment related to fees and the write-off of certain deferred financing costs on the 2027 Term Loan.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and the Company and certain of its subsidiaries that own direct or indirect interests in eligible real property assets are guarantors under the facility. Under the terms of the 2027 Term Loan, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios and a minimum level of tangible net worth.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of March 31, 2023 and December 31, 2022.
The following table presents information about aggregate interest expense related to the 2024 Term Loan, 2027 Term Loan and 2028 Term Loan:

	Three months ended March 31,
(in thousands)	2023	2022
Interest expense	$14,040	$2,341
Amortization of deferred financing costs	281	167
Total	$14,321	$2,508
As of March 31, 2023 and December 31, 2022, total deferred financing costs, net, of $4.2 million and $4.5 million, respectively, related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of March 31, 2023 and December 31, 2022:

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
In addition, if any of the 2031 Notes are redeemed on or after April 15, 2031 (three months prior to the stated maturity date of such notes), the redemption price will equal 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date, without any make-whole premium.

The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Interest expense	$2,928	$2,927
Amortization of deferred financing costs and original issue discount	140	141
Total	$3,068	$3,068
Total deferred financing costs, net, of $3.9 million and $4.0 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company’s consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of March 31, 2023 and December 31, 2022.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $24.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of March 31, 2023, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value(1)	Fair value of Asset/(Liability)(2)
					March 31, 2023	December 31, 2022
Interest Rate Swap(3)	1.96%	5/14/2019	4/12/2024	$100,000	$2,751	$3,545
Interest Rate Swap(3)	1.95%	5/14/2019	4/12/2024	50,000	1,380	1,781
Interest Rate Swap(3)	1.94%	5/14/2019	4/12/2024	50,000	1,380	1,777
Interest Rate Swap(3)	1.52%	12/9/2019	11/26/2026	175,000	11,848	14,685
Interest Rate Swap(3)	1.51%	12/9/2019	11/26/2026	50,000	3,447	4,248
Interest Rate Swap(3)	1.49%	12/9/2019	11/26/2026	25,000	1,723	2,120
Interest Rate Swap(3)	1.26%	7/9/2020	11/26/2026	100,000	7,693	9,324
Interest Rate Swap(3)	1.28%	7/9/2020	11/26/2026	80,000	6,080	7,418
Interest Rate Swap	3.19%	9/26/2022	1/25/2028	50,000	326	1,166
Interest Rate Swap	3.35%	9/26/2022	1/25/2028	50,000	(23)	804
Interest Rate Swap	3.36%	9/26/2022	1/25/2028	25,000	(26)	387
Interest Rate Swap	3.43%	9/26/2022	1/25/2028	50,000	(206)	612
Interest Rate Swap	3.71%	9/26/2022	1/25/2028	50,000	(807)	(12)
Interest Rate Swap	3.70%	9/26/2022	1/25/2028	25,000	(413)	(15)
Interest Rate Swap	4.00%	10/26/2022	1/25/2028	50,000	(1,464)	(693)
Interest Rate Swap	3.95%	11/28/2022	1/25/2028	25,000	(678)	(293)
Interest Rate Swap	4.03%	11/28/2022	1/25/2028	25,000	(778)	(396)
Interest Rate Swap	4.06%	11/28/2022	1/25/2028	25,000	(808)	(427)
Interest Rate Swap	4.07%	11/28/2022	1/25/2028	25,000	(809)	(428)
				$1,030,000	$30,616	$45,603
_____________________________________
(1)Notional value indicates the extent of the Company’s involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)Derivatives in an asset position are included within derivative assets and derivatives in a liability position are included within derivative liabilities in the Company's consolidated balance sheets.
(3)In June 2022, the Company converted the reference rate used in these interest rate swaps from 1-month LIBOR to 1-month Adjusted Term SOFR.
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
The following table presents amounts recorded to accumulated other comprehensive income/loss related to derivative and hedging activities for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Other comprehensive (loss) income	$(14,828)	$28,961
As of March 31, 2023, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $37.0 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $6.2 million.
As of December 31, 2022, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $48.2 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $2.4 million.
During the three months ended March 31, 2023, the Company realized a gain on the change in fair value of its interest rate swaps of $5.3 million, which was included as a reduction of interest expense in the Company's consolidated statements of operations. During the three months ended March 31, 2022, the Company realized a loss on the change in fair value of its interest rate swaps of $2.5 million, which was included in interest expense in the Company's consolidated statements of operations.
As of March 31, 2023 and December 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $30.8 million asset and a $45.9 million asset as of March 31, 2023 and December 31, 2022, respectively.
7. Equity
Stockholders’ Equity
In August 2022, the Company completed a follow-on offering of 8,740,000 shares of its common stock, including the full exercise of the underwriters' option to purchase 1,140,000 additional shares of common stock, at a public offering price of $23.00 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $192.6 million.
In February 2023, the Company completed a follow-on primary offering of 8,855,000 shares of its common stock, including the full exercise of the underwriters' option to purchase 1,155,000 additional shares of common stock, at a public offering price of $24.60 per share, and entered into forward sale agreements relating to all such shares. Assuming full physical settlement of the forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $208.9 million. Through March 31, 2023, the Company physically settled 4,433,599 shares under the forward sale agreements relating to this offering, realizing net proceeds of $105.0 million. The Company is required to settle the balance of the forward sale agreements by February 2024.
At the Market Program
In May 2022, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $500 million (the "2022 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the 2022 ATM Program also permits the Company to enter into separate forward sale agreements with the identified forward purchasers. References to the Company's "ATM Program" are to the 2022 ATM Program or the 2022 ATM Program and its prior ATM programs as the context requires.

The following table presents information about the 2022 ATM Program and the Company's prior ATM Programs:

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through March 31, 2023
2019 ATM Program	August 2019	June 2020	$200,000	$184,400
2020 ATM Program	June 2020	July 2021	$250,000	$166,800
2021 ATM Program	July 2021	May 2022	$350,000	$348,140
2022 ATM Program	May 2022		$500,000	$96,108
The following table details information related to activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended March 31,
	2023	2022
Shares of common stock sold (1)	857,643	6,382,994
Weighted average sale price per share	$24.12	$25.01
Gross proceeds	$20,689	$159,641
Net proceeds	$20,651	$158,059
_____________________________________
(1)During the three months ended March 31, 2023, the Company also issued an additional 957,453 shares of common stock which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2022.
Dividends on Common Stock
During the three months ended March 31, 2023 and 2022, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
March 7, 2023	March 31, 2023	April 14, 2023	$0.275	$41,031
March 14, 2022	March 31, 2022	April 13, 2022	$0.26	$34,188
8. Non-controlling Interests
Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership and holds a 1.0% general partner interest in the Operating Partnership. The Company contributes the net proceeds from issuing shares of common stock to the Operating Partnership in exchange for a number of OP Units equal to the number of shares of common stock issued. OP Units (“OP Units”) are limited partnership interests in the Operating Partnership.
As of March 31, 2023, the Company held 148,838,117 OP Units, representing a 99.6% limited partner interest in the Operating Partnership. As of the same date, certain members of management and external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. As of December 31, 2022, the Company held 142,379,655 OP Units, representing a 99.6% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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

9. Equity Based Compensation
Equity Incentive Plan
In 2018, the Company adopted an equity incentive plan (the “Equity Incentive Plan”), which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSAs, RSUs, other stock awards, performance awards and LTIP units. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. A maximum of 3,550,000 shares may be issued under the Equity Incentive Plan, subject to certain conditions.
The following table presents information about the Company’s RSAs and RSUs during the three months ended March 31, 2023 and 2022:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2022	18,904	$14.12	454,692	$29.39
Granted	—	—	568,706	27.31
Vested	(9,865)	14.12	(200,427)	24.46
Forfeited	—	—	—	—
Unvested, March 31, 2022	9,039	$14.12	822,971	$29.15

Unvested, January 1, 2023	9,039	$14.12	817,380	$30.26
Granted	—	—	351,663	32.85
Vested	(9,039)	14.12	(324,360)	27.00
Forfeited	—	—	(6,786)	24.65
Unvested, March 31, 2023	—	$—	837,897	$32.65
Restricted Stock Awards
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
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Compensation cost recognized in general and administrative expense	$2	$32
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	—	2
Fair value of shares vested during the period	128	139
The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Total unrecognized compensation cost	$—	$2
Weighted average period over which compensation cost will be recognized (in years)	—	0.1

Restricted Stock Units
In 2019, 2020, 2021, 2022 and 2023, the Company issued target grants of 119,085, 84,684, 126,353, 149,699 and 147,587 performance-based RSUs, respectively, to the Company’s senior management team under the Equity Incentive Plan. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting is calculated based on the total shareholder return (“TSR”) of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2023	2022
Volatility	37%	54%
Risk free rate	4.36%	1.68%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the performance period of the award. In January 2022 and February 2023, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs granted in 2019 and 2020 and concluded that 78,801 and 50,598 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested on December 31, 2022 or will vest on December 31, 2023, subject to the recipient's continued provision of service to the Company through such date. During the three months ended March 31, 2023 and 2022, the Company recorded $0.7 million and $1.3 million, respectively, of compensation expense with respect to these subjective performance-based RSUs granted in 2019 and 2020. As of March 31, 2023, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2021, 2022 and 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the three months ended March 31, 2023 and 2022.
In 2020, 2021, 2022 and 2023, the Company issued an aggregate of 184,760, 135,686, 199,793 and 128,526 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plan. These RSUs vest based on the compound annual growth rate of the Company's adjusted funds from operations ("AFFO CAGR") over a five year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of March 31, 2023 and 2022, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded $0.2 million of compensation expense based off of this estimate during the three months ended March 31, 2023 and 2022.
A portion of the RSUs that vested in 2023 and 2022 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Compensation cost recognized in general and administrative expense	$2,719	$2,804
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	101	88
Fair value of units vested during the period	8,759	4,903
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Total unrecognized compensation cost	$20,056	$13,761
Weighted average period over which compensation cost will be recognized (in years)	2.7	2.8
10. Net Income Per Share
The Company computes net income per share pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of RSUs with a market-based or service-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended March 31,
(dollar amounts in thousands)	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$43,056	$26,818
Less: net income attributable to non-controlling interests	(160)	(119)
Less: net income allocated to unvested RSAs and RSUs	(101)	(90)
Net income available for common stockholders: basic	42,795	26,609
Net income attributable to non-controlling interests	160	119
Net income available for common stockholders: diluted	$42,955	$26,728

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	144,406,747	126,849,066
Less: weighted average number of shares of unvested RSAs	(703)	(9,808)
Weighted average shares outstanding used in basic net income per share	144,406,044	126,839,258
Effects of dilutive securities: (1)
OP Units	553,847	553,847
Unvested RSAs and RSUs	482,013	530,394
Forward Sales	558,103	—
Weighted average shares outstanding used in diluted net income per share	146,000,007	127,923,499
_____________________________________
(1)The three months ended March 31, 2023 and 2022 exclude the impact of 186,707 and 258,712 unvested RSUs, respectively, as the effect would have been antidilutive and the three months ended March 31, 2023 exclude the impact of 83,681 shares sold in connection with forward sale agreements, as the effect would have been antidilutive.

11. Commitments and Contingencies
As of March 31, 2023, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $89.9 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2023, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of March 31, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
401(k) matching contributions	$154	$170
Employment Agreements
The Company has employment agreements with certain of its executive officers. These employment agreements have an initial term of four years, with automatic one year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2023 and December 31, 2022. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of March 31, 2023 and December 31, 2022.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan as of March 31, 2023 and December 31, 2022 approximate fair value.
The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Financial assets (liabilities):
Interest rate swaps	$30,616	$30,616	$—	$30,616	$—
Senior unsecured notes(1)	(395,426)	(295,720)	(295,720)	—	—

December 31, 2022
Financial assets (liabilities):
Interest rate swaps	$45,603	$45,603	$—	$45,603	$—
Senior unsecured notes(1)	(395,286)	(292,120)	(292,120)	—	—
_____________________________________
(1)Carrying value is net of $3.9 million and $4.0 million of net deferred financing costs and $0.6 million and $0.7 million of net discount as of March 31, 2023 and December 31, 2022, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Non-financial assets:
Long-lived assets	$2,100	$2,100	$—	$—	$2,100

December 31, 2022
Non-financial assets:
Long-lived assets	$12,144	$12,144	$—	$—	$12,144
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
Quantitative information about Level 3 fair value measurements as of March 31, 2023 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Restaurant - Jacksonville, FL	$1,750	Sales comparison approach	Non-binding sales agreement	$1,750
Convenience Store - Deming, NM	100	Sales comparison approach	Non-binding sales agreement	100
Restaurant - Davenport, IA	250	Sales comparison approach	Non-binding listing agreement	250
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after March 31, 2023 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Investment Activity
Subsequent to March 31, 2023, the Company invested in two real estate properties for an aggregate investment amount (including acquisition-related costs) of $6.2 million and invested $1.6 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company.
Subsequent to March 31, 2023, the Company sold its investments in two real estate properties for an aggregate gross sales price of $3.2 million and incurred $0.2 million of disposition costs related to these transactions.

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
•volatility and uncertainty in the credit markets and broader financial markets, including potential fluctuations in the Consumer Price Index;
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
•our failure to continue to qualify for taxation as a REIT;
•changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs;
•any adverse impact of the COVID-19 pandemic on the Company and its tenants; and
•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of March 31, 2023, 92.8% of our $310.3 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on March 31, 2023 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of March 31, 2023, we had a portfolio of 1,688 properties (inclusive of 150 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $310.3 million and was 99.8% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of March 31, 2023, our portfolio was 99.8% occupied by 348 tenants operating 556 different brands, or concepts, in 16 industries across 48 states, with none of our tenants contributing more than 3.0% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of March 31, 2023, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with 5.7% of our annualized base rent attributable to leases expiring prior to January 1, 2028. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended March 31, 2023, approximately 100.0% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of March 31, 2023, 65.9% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of March 31, 2023, 98.3% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of March 31, 2023, our average investment per property was $2.4 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of March 31, 2023, our portfolio’s weighted average rent coverage ratio was 3.9x, and 98.7% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of March 31, 2023, we had a portfolio of 1,688 properties, with annualized base rent of $310.3 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 348 tenants operating 556 different concepts across 48 states and in 16 distinct industries. None of our tenants contributed more than 3.0% of our annualized base rent as of March 31, 2023, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of March 31, 2023, 92.8% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
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
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of March 31, 2023, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 88.3% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions. The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of March 31, 2023, leases contributing 98.7% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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

•Diversification. We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a portfolio that, over time, will (1) derive no more than 5% of its annualized base rent from any single tenant or more than 1% of its annualized base rent from any single property, (2) be primarily leased to tenants operating in service-oriented or experience- based businesses and (3) avoid significant industry, concept or geographic concentration. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of March 31, 2023, exclusive of the Initial Portfolio, 88.3% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions. In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
In addition, we emphasize investments in properties leased to tenants engaged in service-oriented or experience-based businesses, such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, as we believe these businesses are generally more insulated from e-commerce pressure than many others.
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of March 31, 2023, our leases had a weighted average remaining lease term of 13.9 years (based on annualized base rent), with only 5.7% of our annualized base rent attributable to leases expiring prior to January 1, 2028, and 98.3% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. We target a level of net debt that, over time, is generally less than six times our annualized adjusted EBITDAre (as defined in "Non-GAAP Financial Measures" below). We seek to maintain access to multiple sources of debt capital, including the investment grade-rated unsecured bond market and bank debt, through our revolving credit facility and our unsecured term loan facilities.
Historical Investment and Disposition Activity
The following table sets forth select information about our quarterly investment activity for the quarters ended June 30, 2021 through March 31, 2023 (dollars in thousands):

	Three Months Ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Investment Activity	$175,738	$195,454	$328,370	$207,147
Number of transactions	23	27	39	24
Property count	39	40	115	57
Avg. investment per unit	$3,870	$3,750	$2,782	$3,401
Cash Cap Rates[1]	7.0%	7.1%	7.5%	7.6%
GAAP Cap Rates[2]	8.0%	8.2%	8.8%	9.0%
Master Lease Percentage[3,4]	86%	68%	90%	86%
Sale-Leaseback Percentage[3,5]	100%	89%	99%	100%
Existing Relationship Percentage	79%	94%	95%	94%
Percentage of Financial Reporting[3,6]	100%	100%	100%	100%
Rent Coverage Ratio	2.7x	4.4x	3.2x	3.3x
Lease Term Years	17.2	16.5	18.7	19.0

	Three Months Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Investment Activity	$223,186	$230,755	$322,203	$237,795
Number of transactions	34	31	55	23
Property count	94	85	96	105
Avg. investment per unit	$2,354	$2,676	$3,230	$2,187
Cash Cap Rates[1]	7.1%	7.0%	6.9%	7.0%
GAAP Cap Rates[2]	7.8%	7.9%	7.8%	7.8%
Master Lease Percentage[3,4]	83%	80%	59%	83%
Sale-Leaseback Percentage[3,5]	88%	84%	96%	100%
Existing Relationship Percentage	97%	81%	89%	83%
Percentage of Financial Reporting[3,6]	100%	100%	98%	100%
Rent Coverage Ratio	2.7x	2.8x	3.0x	3.3x
Lease Term Years	13.5	16.4	16.3	15
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

The following table sets forth select information about our quarterly disposition activity for the quarters ended June 30, 2021 through March 31, 2023 (dollars in thousands):

	Three Months Ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Disposition volume[1]	$26,091	$35,513	$75,522	$37,161
Cash cap rate on leased assets [2]	6.2%	6.2%	6.9%	6.1%
Leased properties sold [3]	8	12	25	17
Vacant properties sold [3]	—	—	1	—

	Three Months Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Disposition volume[1]	$19,578	$10,089	$4,466	$18,443
Cash cap rate on leased assets [2]	7.1%	6.5%	6.0%	7.1%
Leased properties sold [3]	6	11	2	6
Vacant properties sold [3]	1	—	—	—
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
COVID-19 Pandemic Update
The adverse impact of the COVID-19 pandemic ("COVID-19") significantly diminished in 2022. However, the expiration of governmental support programs that were instituted during the height of COVID-19 could impact the macro-economic environment of the U.S. If there were a reemergence of COVID-19 that caused the reoccurrence of conditions experienced in 2020 and 2021, such conditions could have an adverse impact on us and our tenants.
Liquidity and Capital Resources
As of March 31, 2023, we had $3.9 billion of net investments in our investment portfolio, consisting of investments in 1,688 properties (inclusive of 150 properties which secure our investments in mortgage loans receivable), with annualized base rent of $310.3 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy level of our portfolio is high (99.8% as of March 31, 2023) and, because substantially all of our leases are triple-net (with our tenants generally responsible for the maintenance, insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant because the tenant has vacated the property due to default or at the expiration of the lease term without a renewal or new lease being executed, we incur the property costs not paid by the tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of March 31, 2023, four of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new property acquisitions. Our short-term liquidity requirements also include the funding needs associated with 53 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of March 31, 2023, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $206.1 million, and, as of such date, we funded $116.3 million of this commitment. We expect to fund the remainder of this commitment by March 31, 2024.
Additionally, as of April 24, 2023, we were under contract to acquire 15 properties with an aggregate purchase price of $31.9 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility, and potentially through proceeds generated from asset sales and our 2022 ATM Program, under which we may issue common stock with an aggregate gross sales price of up to $403.9 million as off April 24, 2023.
Our long-term liquidity requirements consist primarily of the funds necessary to make additional investments and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future debt financings, proceeds from the sale of our common stock and proceeds from the sale of selected properties in our portfolio. However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our portfolio that is unencumbered, borrowing restrictions imposed by our existing debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our future investments and thereby grow our cash flows.
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. During the three months ended March 31, 2023, our Board declared total cash distributions of $0.275 per share of common stock. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the three months ended March 31, 2023, we paid $39.4 million of distributions to common stockholders and OP Unit holders, and as of March 31, 2023, we recorded $41.2 million of distributions payable to common stockholders and OP Unit holders. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through the use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on an unsecured or secured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our existing portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term investments with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows from our investments and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less cash and cash equivalents and restricted cash available for future investment) that is less than six times our annualized adjusted EBITDAre is prudent for a real estate company like ours.
As of March 31, 2023, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 5.0 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2023, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At March 31, 2023, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of March 31, 2023 and December 31, 2022:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	2.9%
2027 Term Loan	February 2027	430,000	430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,430,000	$1,430,000	3.3%	3.3%
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
The Operating Partnership is the borrower under the Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of March 31, 2023, we were in compliance with these covenants.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of March 31, 2023, we were in compliance with these covenants.
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
Senior Unsecured Notes
On June 22, 2021, the Operating Partnership issued $400 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. The 2031 Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the 2031 Notes are fully and unconditionally guaranteed on a senior basis by the Company.
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2023, we were in compliance with these covenants.
Cash Flows
Comparison of the three months ended March 31, 2023 and 2022
As of March 31, 2023, we had $71.0 million of cash and cash equivalents and no restricted cash as compared to $14.3 million of cash and cash equivalents and no restricted cash as of March 31, 2022.
Cash Flows for the three months ended March 31, 2023
During the three months ended March 31, 2023, net cash provided by operating activities was $53.7 million and our net income was $43.1 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $17.1 million, including depreciation and amortization of tangible, intangible and right-of-use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $25.6 million, our provision for impairment of real estate of $0.7 million and non-cash equity-based compensation expense of $2.7 million, reduced by our $4.9 million gain on dispositions of real estate, net, and $6.8 million related to the recognition of straight-line rent receivables.
Net cash used in investing activities during the three months ended March 31, 2023 was $159.2 million. Our net cash used in investing activities generally reflects the funds deployed in our investments in real estate, including capital expenditures and the development of our construction in progress, and in loans receivable, which totaled $207.6 million in the aggregate for the quarter. These cash outflows were partially offset by $36.6 million of proceeds from sales of investments, net of disposition costs, and $11.7 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $105.0 million during the three months ended March 31, 2023 reflected net cash inflows of $147.2 million from the issuance of common stock. This cash inflow was partially offset the payment of $39.4 million in dividends and the payment of $2.7 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2023.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2023:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2023	2024 - 2025	2026 - 2027	Thereafter
Unsecured Term Loans	$1,030,000	$—	$200,000	$430,000	$400,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—		—
Tenant Construction Financing and Reimbursement Obligations (1)	89,894	—	89,894	—	—
Operating Lease Obligations (2)	21,367	1,084	2,585	1,435	16,263
Total	$1,541,261	$1,084	$292,479	$431,435	$816,263
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for construction costs that they incur in connection with construction at our properties in exchange for contractually specified rent that generally increases proportionally with our funding.
(2)Includes $19.8 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures as adjusted for growth.
We made an election to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2018; accordingly, we generally will not be subject to federal income tax for the year ended December 31, 2023 if we distribute all of our REIT taxable income, determined without regard to the dividends paid deduction, to our stockholders.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.
Our Real Estate Investment Portfolio
As of March 31, 2023, we had a portfolio of 1,688 properties, including 150 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $310.3 million. Our 348 tenants operate 556 different concepts in 16 industries across 48 states. None of our tenants represented more than 3.0% of our portfolio at March 31, 2023, and our top ten largest tenants represented 17.1% of our annualized base rent as of that date.
Diversification by Tenant
As of March 31, 2023, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of March 31, 2023 (dollars in thousands):

Tenant(1)	Concept	Number of Properties(2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	31	$9,302	3.0%
CNP Holdings, LLC	Chicken N Pickle	6	5,546	1.8%
Captain D's, LLC	Captain D's	75	5,359	1.7%
Cadence Education, LLC	Various	23	4,982	1.6%
Whitewater Holding Company, LLC	WhiteWater Express Car Wash	16	4,953	1.6%
The Track Holdings, LLC	Five Star	9	4,704	1.5%
Mdsfest, Inc.	Festival Foods	5	4,690	1.5%
Mammoth Holdings, LLC	Various	17	4,552	1.5%
Car Wash Partners, Inc.	Mister Car Wash	13	4,529	1.5%
Bowl New England, Inc.	Spare Time	6	4,443	1.4%
Top 10 Subtotal		201	53,060	17.1%
Other		1,483	257,286	82.9%
Total		1,684	$310,346	100.0%
_____________________________________
(1)Represents tenant or guarantor.
(2)Excludes four vacant properties.
As of March 31, 2023, our five largest tenants, who contributed 9.7% of our annualized base rent, had a rent coverage ratio of 7.0x and our ten largest tenants, who contributed 17.1% of our annualized base rent, had a rent coverage ratio of 5.4x.
As of March 31, 2023, 95.1% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 556 concepts. (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of March 31, 2023 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)
EquipmentShare	Service	$9,302	3.0%	31	543,887
Captain D's	Service	6,622	2.1%	88	228,470
Chicken N Pickle	Experience	5,546	1.8%	6	202,057
WhiteWater Express Car Wash	Service	4,953	1.6%	16	77,746
Five Star	Experience	4,704	1.5%	9	65,455
Festival Foods	Retail	4,690	1.5%	5	379,640
Mister Car Wash	Service	4,529	1.5%	13	54,621
Spare Time	Experience	4,443	1.4%	6	272,979
Crunch Fitness	Experience	4,237	1.4%	10	348,072
The Nest Schools	Service	4,219	1.4%	17	217,282
Top 10 Subtotal		53,245	17.2%	201	2,390,209
Other		257,101	82.8%	1,483	14,104,631
Total		$310,346	100.0%	1,684	16,494,840
_____________________________________
(1)Excludes four vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2023 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Car Washes	Service	$45,384	14.6%	152	763,642	$59.43
Early Childhood Education	Service	38,611	12.4%	171	1,842,998	20.95
Quick Service	Service	35,407	11.4%	406	1,130,103	31.47
Medical / Dental	Service	33,469	10.8%	195	1,386,451	24.14
Automotive Service	Service	25,750	8.3%	199	1,264,345	20.14
Casual Dining	Service	20,590	6.6%	95	684,555	29.28
Convenience Stores	Service	14,618	4.7%	130	489,694	30.26
Equipment Rental and Sales	Service	13,257	4.3%	54	954,681	13.13
Other Services	Service	7,546	2.4%	35	438,901	17.19
Family Dining	Service	6,686	2.3%	38	249,173	26.83
Pet Care Services	Service	4,798	1.5%	41	305,073	15.39
Service Subtotal		246,116	79.3%	1,516	9,509,616	25.78
Entertainment	Experience	24,611	8.0%	49	1,441,997	17.69
Health and Fitness	Experience	12,813	4.1%	32	1,278,814	9.25
Movie Theatres	Experience	4,305	1.4%	6	293,206	14.68
Experience Subtotal		41,729	13.5%	87	3,014,017	13.75
Grocery	Retail	9,756	3.1%	28	1,341,200	7.27
Home Furnishings	Retail	2,049	0.7%	4	217,339	9.42
Retail Subtotal		11,805	3.8%	32	1,558,539	7.57
Other Industrial	Industrial	6,841	2.2%	26	1,155,651	5.92
Building Materials	Industrial	3,855	1.2%	23	1,257,017	3.07
Industrial Subtotal		10,696	3.4%	49	2,412,668	4.48
Total/Weighted Average		$310,346	100.0%	1,684	16,494,840	$18.73
_____________________________________
(1)Excludes four vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

As of March 31, 2023, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.5x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.1x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 16.6x.

Diversification by Geography
Our 1,688 properties are located in 48 states. The following table details the geographical locations of our properties as of March 31, 2023 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$41,032	13.2%	197	2,165,578
Georgia	23,918	7.7%	135	878,306
Florida	20,209	6.5%	81	775,948
Ohio	19,798	6.4%	137	1,122,021
Wisconsin	12,875	4.1%	55	769,037
Missouri	11,820	3.8%	63	804,296
North Carolina	10,775	3.5%	54	597,318
Michigan	9,124	2.9%	57	939,899
Oklahoma	8,703	2.8%	52	597,525
Arizona	8,428	2.7%	45	495,677
New Jersey	8,337	2.7%	27	215,705
Alabama	8,247	2.7%	52	458,898
Tennessee	8,027	2.6%	49	342,042
Minnesota	7,860	2.5%	37	522,728
New York	7,396	2.4%	46	235,317
Arkansas	7,192	2.3%	55	447,342
Illinois	7,141	2.3%	43	306,113
Pennsylvania	6,403	2.1%	35	338,665
Virginia	6,355	2.0%	24	262,428
Mississippi	6,141	2.0%	48	297,896
South Carolina	6,082	2.0%	38	387,566
Colorado	6,075	2.0%	27	277,080
Massachusetts	5,979	1.9%	30	417,906
Connecticut	5,478	1.8%	17	439,664
Iowa	5,244	1.7%	32	318,186
Indiana	4,758	1.5%	38	303,066
Kentucky	4,175	1.3%	37	220,095
Kansas	3,662	1.2%	16	125,318
Nevada	3,555	1.1%	12	100,110
New Mexico	3,331	1.1%	22	130,210
Louisiana	3,173	1.0%	16	132,816
New Hampshire	2,793	0.9%	13	230,149
South Dakota	2,635	0.8%	10	132,180
California	2,484	0.8%	14	128,890
Maryland	2,276	0.7%	9	79,028
Washington	1,731	0.6%	11	87,243
West Virginia	1,632	0.5%	24	66,746
Oregon	1,244	0.4%	8	127,673
Nebraska	987	0.3%	9	34,915
Utah	945	0.3%	2	67,659
Maine	509	0.2%	1	32,115
Wyoming	450	0.1%	2	14,001
Idaho	413	0.1%	1	35,433
Alaska	250	0.1%	2	6,630
Vermont	221	0.1%	2	30,508
North Dakota	197	0.1%	1	13,050
Rhode Island	166	0.1%	1	5,800
Montana	120	0.1%	1	—
Total	$310,346	100.0%	1,688	16,516,776

Lease Expirations
As of March 31, 2023, the weighted average remaining term of our leases was 13.9 years (based on annualized base rent), with only 5.7% of our annualized base rent attributable to leases expiring prior to January 1, 2028. The following table sets forth our lease expirations for leases in place as of March 31, 2023 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(2)	Weighted Average Rent Coverage Ratio (3)
2023	$1,033	0.3%	12	3.1x
2024	5,028	1.6%	48	5.9x
2025	2,257	0.7%	18	2.5x
2026	2,753	0.9%	19	2.6x
2027	6,708	2.2%	65	2.7x
2028	4,095	1.3%	13	2.1x
2029	5,678	1.8%	78	3.8x
2030	4,453	1.4%	48	6.4x
2031	13,803	4.4%	80	2.9x
2032	11,630	3.7%	47	3.7x
2033	7,412	2.4%	24	3.3x
2034	28,344	9.1%	204	6.2x
2035	14,973	4.8%	101	4.1x
2036	40,408	13.0%	166	4.4x
2037	27,215	8.8%	134	6.4x
2038	13,400	4.3%	83	2.9x
2039	18,758	6.0%	91	3.4x
2040	29,577	9.5%	133	2.7x
2041	22,681	7.3%	109	2.4x
2042	35,417	11.4%	160	3.4x
Thereafter	14,723	5.1%	51	3.1x
Total/Weighted Average	$310,346	100.0%	1,684	3.9x
_____________________________________
(1)Expiration year of contracts in place as of March 31, 2023, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes four vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of March 31, 2023, the weighted average rent coverage ratio of our portfolio was 3.9x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of March 31, 2023 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	72.5%
1.50x to 1.99x	13.9%
1.00x to 1.49x	9.2%
< 1.00x	2.9%
Not reported	1.5%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of March 31, 2023 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.5%	0.2%	0.2%	0.8%
B-	—%	0.1%	—%	—%	1.6%
B	—%	0.3%	1.4%	1.2%	0.8%
B+	0.1%	0.4%	0.8%	2.0%	3.5%
BB-	—%	0.3%	1.3%	1.2%	14.2%
BB	0.1%	0.5%	0.7%	1.1%	11.3%
BB+	0.1%	0.2%	1.1%	1.5%	9.1%
BBB-	0.2%	—%	0.6%	0.4%	8.9%
BBB	0.1%	0.4%	1.7%	4.7%	11.1%
BBB+	—%	0.2%	0.7%	0.2%	2.0%
A-	—%	0.1%	—%	0.4%	4.6%
A	—%	—%	—%	—%	2.5%
A+	—%	—%	—%	—%	0.7%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended March 31, 2023 and 2022

	Three months ended March 31,
(dollar amounts in thousands)	2023	2022	Change	%
Revenues:
Rental revenue	$78,172	$66,112	$12,060	18.2%
Interest on loans and direct financing lease receivables	4,446	3,822	624	16.3%
Other revenue, net	1,069	187	882	471.7%
Total revenues	83,687	70,121	13,566

Expenses:
General and administrative	8,583	8,063	(520)	(6.4)%
Property expenses	843	1,009	166	16.5%
Depreciation and amortization	23,824	20,313	(3,511)	(17.3)%
Provision for impairment of real estate	677	3,935	3,258	82.8%
Change in provision for credit losses	(30)	60	90	150.0%
Total expenses	33,897	33,380	(517)
Other operating income:
Gain on dispositions of real estate, net	4,914	1,658	3,256	196.4%
Income from operations	54,704	38,399	16,305
Other (expense)/income:
Loss on debt extinguishment	—	(2,138)	2,138	100.0%
Interest expense	(12,133)	(9,160)	(2,973)	(32.5)%
Interest income	638	18	620	3444.4%
Income before income tax expense	43,209	27,119	16,090
Income tax expense	153	301	148	49.2%
Net income	43,056	26,818	16,238
Net income attributable to non-controlling interests	(160)	(119)	41	34.5%
Net income attributable to stockholders	$42,896	$26,699	$16,197
Revenues:
Rental revenue. Rental revenue increased by $12.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio. Our real estate investment portfolio grew from 1,363 rental properties, representing $3.3 billion in net investments in real estate, as of March 31, 2022 to 1,538 rental properties, representing $3.9 billion in net investments in real estate, as of March 31, 2023. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2023 from acquisitions that were made during 2022 and early 2023. Another component of the increase in rental revenues between periods relates to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the increase in our mortgage loans receivable portfolio during 2023, which led to a higher average daily balance of loans receivable outstanding during the three months ended March 31, 2023.

Other revenue. Other revenue increased $0.9 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the receipt of insurance claim proceeds during the three months ended March 31, 2023.
Expenses:
General and administrative. General and administrative expense increased by $0.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily related to an increase in salary expense and professional fees during the three months ended March 31, 2023.
Property expenses. Property expenses decreased by $0.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease in property expenses was primarily due to decreased property taxes and property-related operational costs during the three months ended March 31, 2023 related to fewer vacant properties.
Depreciation and amortization. Depreciation and amortization expense increased by $3.5 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended March 31, 2023.
Provision for impairment of real estate. Impairment charges on real estate investments were $0.7 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $3.3 million. During the three months ended March 31, 2023 and 2022, we recorded a provision for impairment of real estate on three and four of our real estate investments, respectively, with the average size of our impairments being smaller in 2023. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for credit losses. Our provision for credit losses decreased $0.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $3.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We disposed of 16 and six real estate properties during the three months ended March 31, 2023 and 2022, respectively.
Other (expense)/income:
Loss on debt extinguishment. During the three months ended March 31, 2022, we recorded a $2.1 million loss on debt extinguishment due to the write-off of deferred financing costs and the payment of fees in conjunction with the amendment of our term loans and revolving credit facility.
Interest expense. Interest expense increased by $3.0 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest income. Interest income increased by approximately $0.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in interest income was primarily due to our investments in commercial paper during the three months ended March 31, 2023.
Income tax expense. Income tax expense decreased by $0.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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
To derive AFFO, we modify our computation of Core FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our operating performance, including straight-line rental revenue, non-cash interest expense, non-cash compensation expense, other amortization expense, other non-cash charges and capitalized interest expense. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider when assessing our operating performance without the distortions created by non-cash items and certain other revenues and expenses.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$43,056	$26,818
Depreciation and amortization of real estate	23,799	20,287
Provision for impairment of real estate	677	3,935
Gain on dispositions of real estate, net	(4,914)	(1,658)
FFO attributable to stockholders and non-controlling interests	62,618	49,382
Non-core (income) expense (1)	(876)	2,138
Core FFO attributable to stockholders and non-controlling interests	61,742	51,520
Adjustments:
Straight-line rental revenue, net	(6,838)	(6,265)
Non-cash interest	819	661
Non-cash compensation expense	2,721	2,836
Other amortization expense	281	194
Other non-cash charges	(35)	56
Capitalized interest expense	(432)	(66)
AFFO attributable to stockholders and non-controlling interests	$58,258	$48,936
_____________________________________
(1)During the three months ended March 31, 2023, includes $0.9 million of insurance recovery income related to two properties, and during the three months ended March 31, 2022, includes our $2.1 million loss on debt extinguishment.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$43,056	$26,818
Depreciation and amortization	23,824	20,313
Interest expense	12,133	9,160
Interest income	(638)	(18)
Income tax expense	153	301
EBITDA attributable to stockholders and non-controlling interests	78,528	56,574
Provision for impairment of real estate	677	3,935
Gain on dispositions of real estate, net	(4,914)	(1,658)
EBITDAre attributable to stockholders and non-controlling interests	$74,291	$58,851
We further adjust EBITDAre for the most recently completed quarter (i) based on an estimate calculated as if all re-leasing, investment and disposition activity that took place during the quarter had been made on the first day of the quarter; (ii) to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature; and (iii) to eliminate the impact of lease termination fees and contingent rental revenue from certain of our tenants, which is subject to sales thresholds specified in the applicable leases (“Adjusted EBITDAre”). We then annualize quarterly Adjusted EBITDAre by multiplying it by four (“Annualized Adjusted EBITDAre”), which we believe provides a meaningful estimate of our current run rate for all of our investments as of the end of the most recently completed quarter. You should not unduly rely on this measure, as it is based on assumptions and estimates that may prove to be inaccurate. Our actual reported EBITDAre for future periods may be significantly less than our current Annualized Adjusted EBITDAre.
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2023:

(in thousands)	Three months ended March 31, 2023
Net income	$43,056
Depreciation and amortization	23,824
Interest expense	12,133
Interest income	(638)
Income tax expense	153
EBITDA attributable to stockholders and non-controlling interests	78,528
Provision for impairment of real estate	677
Gain on dispositions of real estate, net	(4,914)
EBITDAre attributable to stockholders and non-controlling interests	74,291
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	3,370
Adjustment to exclude other non-core or non-recurring activity (2)	(328)
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(371)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$76,962

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$307,848
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended March 31, 2023 had occurred on January 1, 2023.
(2)Adjustment is made to i) exclude non-core income and expense adjustments made in computing Core FFO, ii) exclude changes in our provision for credit losses and iii) eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.

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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2023	December 31, 2022
Unsecured term loans, net of deferred financing costs	$1,025,773	$1,025,492
Revolving credit facility	—	—
Senior unsecured notes, net	395,426	395,286
Total debt	1,421,199	1,420,778
Deferred financing costs and original issue discount, net	8,801	9,222
Gross debt	1,430,000	1,430,000
Cash and cash equivalents	(70,958)	(62,345)
Restricted cash available for future investment	—	(9,155)
Net debt	$1,359,042	$1,358,500
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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$43,056	$26,818
General and administrative expense	8,583	8,063
Depreciation and amortization	23,824	20,313
Provision for impairment of real estate	677	3,935
Change in provision for credit losses	(30)	60
Gain on dispositions of real estate, net	(4,914)	(1,658)
Loss on debt extinguishment	—	2,138
Interest expense	12,133	9,160
Interest income	(638)	(18)
Income tax expense	153	301
NOI attributable to stockholders and non-controlling interests	82,844	69,112
Straight-line rental revenue, net	(6,838)	(6,265)
Other amortization and non-cash charges	280	194
Cash NOI attributable to stockholders and non-controlling interests	$76,286	$63,041
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

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	2.9%
2027 Term Loan	February 2027	430,000	430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,430,000	$1,430,000	3.3%	3.3%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
While our borrowings under the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At March 31, 2023, our aggregate asset in the event of the early termination of our swaps was $30.8 million.

Our borrowings under the Revolving Credit Facility, if any, bear interest at a variable rate equal to 1-month SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility.
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
In addition to amounts that we borrow under the Revolving Credit Facility, we may incur variable-rate debt in the future that we do not choose to hedge. Additionally, decreases in interest rates may lead to increased competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2023:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$295,720
_____________________________________
(1)Excludes net deferred financing costs of $3.9 million and net discount of $0.6 million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and filed with the SEC on February 16, 2023. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	April 26, 2023	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2023	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)