Form 10-Q
period 2023-06-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2023-07-27
CIK 1728951

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
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2023, the registrant had 156,008,551 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,370,069	$1,228,687
Building and improvements	2,684,807	2,440,630
Lease incentives	17,681	18,352
Construction in progress	59,570	34,537
Intangible lease assets	87,946	88,364
Total real estate investments, at cost	4,220,073	3,810,570
Less: accumulated depreciation and amortization	(318,862)	(276,307)
Total real estate investments, net	3,901,211	3,534,263
Loans and direct financing lease receivables, net	227,405	240,035
Real estate investments held for sale, net	4,617	4,780
Net investments	4,133,233	3,779,078
Cash and cash equivalents	14,108	62,345
Restricted cash	—	9,155
Straight-line rent receivable, net	92,135	78,587
Derivative assets	47,865	47,877
Rent receivables, prepaid expenses and other assets, net	25,481	22,991
Total assets (1)	$4,312,822	$4,000,033

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,026,053	$1,025,492
Senior unsecured notes, net	395,566	395,286
Revolving credit facility	—	—
Intangible lease liabilities, net	11,399	11,551
Dividend payable	43,705	39,398
Derivative liabilities	657	2,274
Accrued liabilities and other payables	28,182	29,261
Total liabilities (1)	1,505,562	1,503,262
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 155,172,501 and 142,379,655 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,552	1,424
Additional paid-in capital	2,863,857	2,563,305
Distributions in excess of cumulative earnings	(109,466)	(117,187)
Accumulated other comprehensive income	42,785	40,719
Total stockholders' equity	2,798,728	2,488,261
Non-controlling interests	8,532	8,510
Total equity	2,807,260	2,496,771
Total liabilities and equity	$4,312,822	$4,000,033
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of June 30, 2023 and December 31, 2022, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $43.6 million and $39.2 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenue	$81,819	$67,089	$159,991	$133,201
Interest on loans and direct financing lease receivables	4,534	3,949	8,981	7,771
Other revenue, net	163	408	1,232	595
Total revenues	86,516	71,446	170,204	141,567

Expenses:
General and administrative	7,585	7,026	16,169	15,089
Property expenses	1,144	828	1,987	1,837
Depreciation and amortization	24,742	22,074	48,567	42,387
Provision for impairment of real estate	802	6,258	1,479	10,193
Change in provision for credit losses	8	107	(22)	167
Total expenses	34,281	36,293	68,180	69,673
Other operating income:
Gain on dispositions of real estate, net	12,547	10,094	17,461	11,752
Income from operations	64,782	45,247	119,485	83,646
Other (expense)/income:
Loss on debt extinguishment	—	—	—	(2,138)
Interest expense	(12,071)	(9,190)	(24,204)	(18,350)
Interest income	448	30	1,086	48
Income before income tax expense	53,159	36,087	96,367	63,206
Income tax expense	159	275	311	576
Net income	53,000	35,812	96,056	62,630
Net income attributable to non-controlling interests	(198)	(159)	(358)	(278)
Net income attributable to stockholders	$52,802	$35,653	$95,698	$62,352

Basic weighted average shares outstanding	150,492,454	131,271,882	147,466,087	129,068,197
Basic net income per share	$0.35	$0.27	$0.65	$0.48

Diluted weighted average shares outstanding	151,522,350	132,019,501	148,776,458	129,983,198
Diluted net income per share	$0.35	$0.27	$0.64	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$53,000	$35,812	$96,056	$62,630
Other comprehensive income:
Unrealized gain on cash flow hedges	23,484	8,637	14,000	35,100
Cash flow hedge (gain) loss reclassified to interest expense	(6,619)	1,547	(11,962)	4,046
Total other comprehensive income	16,865	10,184	2,038	39,146
Comprehensive income	69,865	45,996	98,094	101,776
Net income attributable to non-controlling interests	(198)	(159)	(358)	(278)
Adjustment for other comprehensive (loss) income attributable to non-controlling interests	(62)	44	29	(225)
Comprehensive income attributable to stockholders	$69,605	$45,881	$97,765	$101,273
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2022	142,379,655	$1,424	$2,563,305	$(117,187)	$40,719	$2,488,261	$8,510	$2,496,771
Common stock issuance	6,248,695	62	147,217	—	—	147,279	—	147,279
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,745)	—	(2,745)	—	(2,745)
Costs related to issuance of common stock	—	—	(444)	—	—	(444)	—	(444)
Other comprehensive loss	—	—	—	—	(14,737)	(14,737)	(91)	(14,828)
Equity based compensation expense	209,767	2	2,719	—	—	2,721	—	2,721
Dividends declared on common stock and OP Units	—	—	—	(41,030)	—	(41,030)	(153)	(41,183)
Net income	—	—	—	42,896	—	42,896	160	43,056
Balance at March 31, 2023	148,838,117	1,488	2,712,797	(118,066)	25,982	2,622,201	8,426	2,630,627
Common stock issuance	6,278,287	63	149,263	—	—	149,326	—	149,326
Common stock withheld related to net share settlement of equity awards	—	—	—	(651)	—	(651)	—	(651)
Costs related to issuance of common stock	—	—	(173)	—	—	(173)	—	(173)
Other comprehensive income	—	—	—	—	16,803	16,803	62	16,865
Equity based compensation expense	56,097	1	1,970	—	—	1,971	—	1,971
Dividends declared on common stock and OP Units	—	—	—	(43,551)	—	(43,551)	(154)	(43,705)
Net income	—	—	—	52,802	—	52,802	198	53,000
Balance at June 30, 2023	155,172,501	$1,552	$2,863,857	$(109,466)	$42,785	$2,798,728	$8,532	$2,807,260
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2021	124,649,053	$1,246	$2,151,088	$(100,982)	$(14,786)	$2,036,566	$7,237	$2,043,803
Common stock issuance	6,382,994	66	159,577	—	—	159,643	—	159,643
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,235)	—	(2,235)	—	(2,235)
Costs related to issuance of common stock	—	—	(1,582)	—	—	(1,582)	—	(1,582)
Other comprehensive income	—	—	—	—	28,780	28,780	181	28,961
Equity based compensation expense	119,646	—	2,835	—	—	2,835	—	2,835
Dividends declared on common stock and OP Units	—	—	—	(34,188)	—	(34,188)	(145)	(34,333)
Net income	—	—	—	26,699	—	26,699	119	26,818
Balance at March 31, 2022	131,151,693	1,312	2,311,918	(110,706)	13,994	2,216,518	7,392	2,223,910
Common stock issuance	1,501,489	15	32,632	—	—	32,647	—	32,647
Costs related to issuance of common stock	—	—	(701)	—	—	(701)	—	(701)
Other comprehensive income	—	—	—	—	10,140	10,140	44	10,184
Equity based compensation expense	16,765	—	2,188	—	—	2,188	—	2,188
Dividends declared on common stock and OP Units	—	—	—	(35,916)	—	(35,916)	(150)	(36,066)
Net income	—	—	—	35,653	—	35,653	159	35,812
Balance at June 30, 2022	132,669,947	$1,327	$2,346,037	$(110,969)	$24,134	$2,260,529	$7,445	$2,267,974
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$96,056	$62,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,567	42,387
Amortization of lease incentive	684	576
Amortization of above/below market leases and right of use assets, net	(149)	373
Amortization of deferred financing costs and other non-cash interest expense	2,864	1,471
Loss on debt extinguishment	—	2,138
Provision for impairment of real estate	1,479	10,193
Change in provision for credit losses	(22)	167
Gain on dispositions of real estate, net	(17,461)	(11,752)
Straight-line rent receivable, net	(14,269)	(12,269)
Equity-based compensation expense	4,692	5,023
Adjustment to rental revenue for tenant credit	533	(415)
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets	(1,540)	(48)
Accrued liabilities and other payables	(2,348)	1,513
Net cash provided by operating activities	119,086	101,987
Cash flows from investing activities:
Proceeds from sales of real estate, net	78,897	44,514
Principal collections on loans and direct financing lease receivables	19,452	35,460
Investments in loans receivable	(6,800)	(63,982)
Deposits for prospective real estate investments	(576)	(570)
Investment in real estate, including capital expenditures	(447,244)	(322,707)
Investment in construction in progress	(32,555)	(18,455)
Lease incentives paid	—	(108)
Net cash used in investing activities	(388,826)	(325,848)
Cash flows from financing activities:
Borrowings under revolving credit facility	50,000	264,000
Repayments under revolving credit facility	(50,000)	(190,000)
Proceeds from issuance of common stock, net	296,567	190,577
Payments for taxes related to net settlement of equity awards	(3,397)	(2,235)
Payment of debt extinguishment costs	—	(467)
Deferred financing costs	—	(4,045)
Offering costs	(241)	(570)
Dividends paid	(80,581)	(66,943)
Net cash provided by financing activities	212,348	190,317
Net decrease in cash and cash equivalents and restricted cash	(57,392)	(33,544)
Cash and cash equivalents and restricted cash, beginning of period	71,500	59,758
Cash and cash equivalents and restricted cash, end of period	$14,108	$26,214
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$14,108	$17,993
Restricted cash	—	8,221
Cash and cash equivalents and restricted cash, end of period	$14,108	$26,214
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Six months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$17,523	$8,777
Cash paid for income taxes	1,221	1,050

Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$8,537	$5,332
Non-cash investments in real estate and loan receivable activity	—	22,679
Unrealized gains on cash flow hedges	14,000	35,100
Accrued deferred debt restructuring costs	—	191
Payable and accrued offering costs	337	—
Discounts and fees on capital raised through issuance of common stock	38	1,713
Dividends declared and unpaid	43,705	36,066
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
June 30, 2023
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
COVID-19 Pandemic
The adverse impact of the COVID-19 pandemic ("COVID-19") significantly diminished during 2022. If there were a reemergence of COVID-19 that caused the reoccurrence of conditions experienced in 2020 and 2021, such conditions could have an adverse impact on the Company and its tenants.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2023 and December 31, 2022, the Company, directly and indirectly, held a 99.6% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 7—Equity for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation on real estate investments	$23,072	$20,264	$45,201	$38,819
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Provision for impairment of real estate	$802	$6,258	$1,479	$10,193

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
As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $14.1 million and $62.3 million, respectively, of which $13.9 million and $62.1 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
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
The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Contingent rent	$144	$159	$320	$315
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
The Company recorded the following amounts adjustments as increases to or reductions of rental revenue for tenant credit during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Adjustment to (decrease) increase rental revenue for tenant credit	$(693)	$(154)	$(533)	$415
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of June 30, 2023 and December 31, 2022, the Company capitalized a total of $90.9 million and $90.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of June 30, 2023 and December 31, 2022, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and six months ended June 30, 2023 and 2022, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of June 30, 2023 or December 31, 2022. The 2022, 2021, 2020 and 2019 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollar amounts in thousands)	June 30, 2023	December 31, 2022
Number of VIEs	21	21
Aggregate carrying value	$221,465	$233,351
The Company was not the primary beneficiary of any of these entities because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of June 30, 2023 and December 31, 2022. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of June 30, 2023 and December 31, 2022.
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
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	June 30, 2023	December 31, 2022
Owned properties (1)	1,589	1,489
Properties securing investments in mortgage loans (2)	142	153
Ground lease interests	11	11
Total number of investments	1,742	1,653
_____________________________________
(1)Includes seven and eight properties which are subject to leases accounted for as direct financing leases or loans as of June 30, 2023 and December 31, 2022, respectively.
(2)Properties secure 20 mortgage loans receivable as of June 30, 2023 and December 31, 2022.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	June 30, 2023	December 31, 2022
Real estate investments, at cost	$4,220,073	$3,810,570
Loans and direct financing lease receivables, net	227,405	240,035
Real estate investments held for sale, net	4,617	4,780
Total gross investments	$4,452,095	$4,055,385

Investments in 2023 and 2022
The following table presents information about the Company’s acquisition activity during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022
Ownership type	(1)	Fee Interest
Number of properties	134	85

Purchase price allocation
Land and improvements	$164,995	$137,240
Building and improvements	278,737	204,800
Construction in progress(2)	33,570	18,455
Intangible lease assets	903	—
Total purchase price	478,205	360,495

Intangible lease liabilities	(32)	—
Purchase price (including acquisition costs)	$478,173	$360,495
_____________________________________
(1)During the six months ended June 30, 2023, the Company acquired the fee interest in 133 properties and acquired one property subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $1.0 million and $0.1 million of capitalized interest expense during the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023 and 2022, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the six months ended June 30, 2023 and 2022, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2022	1,451	$3,355,561
Acquisitions of and additions to real estate investments	85	363,949
Sales of investments in real estate	(16)	(38,178)
Provision for impairment of real estate (1)		(10,193)
Investments in loans receivable	59	63,982
Principal collections on and settlements of loans and direct financing lease receivables	(18)	(58,139)
Other		(1,146)
Gross investments, June 30, 2022		3,675,836
Less: Accumulated depreciation and amortization (2)		(238,402)
Net investments, June 30, 2022	1,561	$3,437,434

Gross investments, January 1, 2023	1,653	$4,055,385
Acquisitions of and additions to real estate investments	134	480,022
Sales of investments in real estate	(32)	(65,950)
Relinquishment of property at end of ground lease term	(1)	(837)
Provision for impairment of real estate (3)		(1,479)
Investments in loans and direct financing lease receivables	1	6,800
Principal collections on and settlements of loans and direct financing lease receivables	(13)	(19,452)
Other		(2,394)
Gross investments, June 30, 2023		4,452,095
Less: Accumulated depreciation and amortization (2)		(318,862)
Net investments, June 30, 2023	1,742	$4,133,233
_____________________________________
(1)During the six months ended June 30, 2022, the Company identified and recorded provisions for impairment at six tenanted properties and one vacant property.
(2)Includes $280.5 million and $206.4 million of accumulated depreciation as of June 30, 2023 and 2022, respectively.
(3)During the six months ended June 30, 2023, the Company identified and recorded provisions for impairment at two tenanted property and two vacant properties.
Real Estate Investments
The Company’s investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company’s leases.
Loans and Direct Financing Lease Receivables
As of June 30, 2023 and December 31, 2022, the Company had 20 and 23 loans receivable outstanding, respectively, and three leases accounted for as loans, with an aggregate carrying amount of $226.6 million and $238.7 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $226.6 million as of June 30, 2023.

The Company’s loans receivable portfolio as of June 30, 2023 and December 31, 2022 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)	I/O	69	8.16%	7.70%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)	I/O	2	8.54%	8.50%	2024	1,785	2,324
Mortgage (2)	I/O	1	7.00%	7.00%	2023	500	600
Mortgage (2)	I/O	2	8.30%	8.25%	2023	994	3,146
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	0	7.51%	7.00%	2036	—	2,673
Mortgage (2)	I/O	2	8.29%	8.25%	2023	2,389	2,389
Mortgage (2)	I/O	1	8.96%	8.06%	2051	24,100	24,100
Mortgage (2)	I/O	1	7.44%	7.10%	2036	1,408	9,808
Mortgage (2)	I/O	7	7.32%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)	I/O	1	8.00%	8.00%	2023	1,754	1,754
Mortgage (2)	I/O	31	7.00%	7.00%	2027	21,416	26,307
Mortgage (2)	I/O	1	7.73%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2024	760	760
Mortgage (2)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)	I/O	10	8.85%	8.25%	2037	28,938	28,938
Mortgage (2)	I/O	1	8.83%	8.25%	2038	6,800	—
Leasehold interest	P+I	1	2.25%	(4)	2034	961	992
Leasehold interest	P+I	1	2.41%	(4)	2034	1,428	1,473
Leasehold interest	P+I	1	4.97%	(4)	2038	1,491	1,517
Net investment						$226,638	$238,695
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
Scheduled principal payments due to be received under the Company’s loans receivable as of June 30, 2023 were as follows:

(in thousands)	Future Principal Payments Due
July 1 - December 31, 2023	$5,742
2024	2,766
2025	234
2026	248
2027	21,679
Thereafter	195,969
Total	$226,638

As of June 30, 2023 and December 31, 2022, the Company had $1.5 million and $2.1 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Minimum lease payments receivable	$1,837	$2,812
Estimated unguaranteed residual value of leased assets	250	251
Unearned income from leased assets	(577)	(957)
Net investment	$1,510	$2,106
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of June 30, 2023 were as follows:

(in thousands)	Future Minimum Base Rental Payments
July 1 - December 31, 2023	$128
2024	210
2025	178
2026	167
2027	143
Thereafter	1,011
Total	$1,837
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of June 30, 2023 and December 31, 2022, the company recorded an allowance for credit losses of $0.7 million and $0.8 million, respectively. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.
For the six months ended June 30, 2023 and 2022, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at January 1, 2022	$814
Current period change in provision for expected credit losses	167
Write-offs charged	(137)
Recoveries	—
Balance at June 30, 2022	$844

Balance at January 1, 2023	$765
Current period change in provision for expected credit losses	(22)
Write-offs charged	—
Recoveries	—
Balance at June 30, 2023	$743

The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of June 30, 2023:

	Amortized Cost Basis by Origination Year						Total Amortized Cost Basis
(in thousands)	2023	2022	2021	2020	2019	Prior
LTV <60%	$—	$23,000	$—	$—	$28,000	$1,050	$52,050
LTV 60%-70%	—	—	30,143	—	—	—	30,143
LTV >70%	6,800	84,574	23,857	10,004	20,260	460	145,955
	$6,800	$107,574	$54,000	$10,004	$48,260	$1,510	$228,148
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the six months ended June 30, 2023 and 2022.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2022	9	$15,434	$—	$15,434
Transfers to held for sale classification	6	19,236	—	19,236
Sales	(6)	(12,883)	—	(12,883)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2022	9	$21,787	$—	$21,787

Held for sale balance, January 1, 2023	4	$4,780	$—	$4,780
Transfers to held for sale classification	5	8,317	—	8,317
Sales	(7)	(8,480)	—	(8,480)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2023	2	$4,617	$—	$4,617
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the six months ended June 30, 2023 or 2022 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
State	2023	2022	2023	2022
Texas	13.5%	13.3%	13.3%	13.4%

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$76,692	$33,109	$43,583	$77,096	$30,217	$46,879
Intangible market lease assets	11,254	5,267	5,987	11,268	4,917	6,351
Total intangible assets	$87,946	$38,376	$49,570	$88,364	$35,134	$53,230

Intangible market lease liabilities	$15,560	$4,161	$11,399	$15,325	$3,774	$11,551
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2023, by category and in total, were as follows:

Years Remaining
In-place leases	8.5
Intangible market lease assets	10.7
Total intangible assets	8.8

Intangible market lease liabilities	9.2
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization of in-place leases (1)	$1,603	$1,744	$3,230	$3,449
Amortization (accretion) of market lease intangibles, net (2)	7	1	6	2
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(71)	(88)	(156)	(175)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
July 1 - December 31, 2023	$3,147
2024	5,690
2025	4,400
2026	4,096
2027	3,567
Thereafter	22,683
Total	$43,583

The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
July 1 - December 31, 2023	$(346)	$339	$(7)
2024	(665)	682	17
2025	(657)	684	27
2026	(648)	688	40
2027	(626)	712	86
Thereafter	(3,045)	8,294	5,249
Total	$(5,987)	$11,399	$5,412
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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of June 30, 2023 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
July 1 - December 31, 2023	$164,714
2024	331,780
2025	333,002
2026	335,982
2027	336,643
Thereafter	3,782,181
Total	$5,284,302
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

The fixed and variable components of lease revenues for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Fixed lease revenues	$81,943	$66,874	$158,409	$131,987
Variable lease revenues (1)	856	624	1,586	1,283
Total lease revenues (2)	$82,799	$67,498	$159,995	$133,270
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, an office lease and other equipment leases which are classified as operating leases. As of June 30, 2023, the Company’s right of use ("ROU") assets and lease liabilities were $7.7 million and $8.7 million, respectively. As of December 31, 2022, the Company’s ROU assets and lease liabilities were $7.3 million and $9.0 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	22.8	22.9
Weighted average discount rate	6.18%	6.09%
The following table sets forth the details of rent expense for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Fixed rent expense - ground leases	$246	$240	$493	$481
Fixed rent expense - office and equipment leases	128	128	256	256
Total rent expense	$374	$368	$749	$737
As of June 30, 2023, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
July 1 - December 31, 2023	$262	$57	$396	$715
2024	531	28	782	1,341
2025	538	—	706	1,244
2026	—	—	711	711
2027	—	—	724	724
Thereafter	—	—	16,263	16,263
Total	$1,331	$85	$19,582	20,998
Present value discount				(12,333)
Lease liabilities				$8,665
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of June 30, 2023 and December 31, 2022:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	6.0%	5.3%
2027 Term Loan	February 2027	430,000	430,000	6.0%	5.3%
2028 Term Loan	January 2028	400,000	400,000	6.1%	5.3%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,430,000	$1,430,000	5.2%	4.6%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of June 30, 2023:

(in thousands)	2024 Term Loan	2027 Term Loan	2028 Term Loan	Senior Unsecured Notes	Revolving Credit Facility(1)	Total
July 1 - December 31, 2023	$—	$—	$—	$—	$—	$—
2024	200,000	—	—	—	—	200,000
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	—	430,000	—	—	—	430,000
Thereafter	—	—	400,000	400,000	—	800,000
Total	$200,000	$430,000	$400,000	$400,000	$—	$1,430,000
______________________
(1)Any amounts drawn will be due by February 10, 2026.

The Company was not in default of any provisions under any of its outstanding indebtedness as of June 30, 2023 or December 31, 2022.
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
The Company was in compliance with all financial covenants and was not in default on any provisions under the Credit Agreement as of June 30, 2023 and December 31, 2022.
The following table presents information about the Revolving Credit Facility for the periods presented:

	Six months ended June 30,
(in thousands)	2023	2022
Balance on January 1,	$—	$144,000
Borrowings	50,000	264,000
Repayments	(50,000)	(190,000)
Balance on June 30,	$—	$218,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense	$278	$1,067	$502	$1,902
Amortization of deferred financing costs	295	311	589	628
Total	$573	$1,378	$1,091	$2,530
Total deferred financing costs, net, of $3.1 million and $3.7 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company had $600.0 million of unused borrowing capacity under the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of June 30, 2023 and December 31, 2022.
The following table presents information about aggregate interest expense related to the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense	$15,352	$3,103	$29,392	$5,444
Amortization of deferred financing costs	280	154	560	321
Total	$15,632	$3,257	$29,952	$5,765
As of June 30, 2023 and December 31, 2022, total deferred financing costs, net, of $3.9 million and $4.5 million, respectively, related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of June 30, 2023 and December 31, 2022:

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
The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense	$2,928	$2,928	$5,856	$5,855
Amortization of deferred financing costs and original issue discount	140	141	280	282
Total	$3,068	$3,069	$6,136	$6,137
Total deferred financing costs, net, of $3.8 million and $4.0 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company’s consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of June 30, 2023 and December 31, 2022.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $29.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of June 30, 2023, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value(1)	Fair value of Asset/(Liability)(2)
					June 30, 2023	December 31, 2022
Interest Rate Swap(3)	1.96%	5/14/2019	4/12/2024	$100,000	$2,657	$3,545
Interest Rate Swap(3)	1.95%	5/14/2019	4/12/2024	50,000	1,331	1,781
Interest Rate Swap(3)	1.94%	5/14/2019	4/12/2024	50,000	1,332	1,777
Interest Rate Swap(3)	1.52%	12/9/2019	11/26/2026	175,000	14,646	14,685
Interest Rate Swap(3)	1.51%	12/9/2019	11/26/2026	50,000	4,259	4,248
Interest Rate Swap(3)	1.49%	12/9/2019	11/26/2026	25,000	2,129	2,120
Interest Rate Swap(3)	1.26%	7/9/2020	11/26/2026	100,000	9,254	9,324
Interest Rate Swap(3)	1.28%	7/9/2020	11/26/2026	80,000	7,307	7,418
Interest Rate Swap	3.19%	9/26/2022	1/25/2028	50,000	1,512	1,166
Interest Rate Swap	3.35%	9/26/2022	1/25/2028	50,000	1,185	804
Interest Rate Swap	3.36%	9/26/2022	1/25/2028	25,000	578	387
Interest Rate Swap	3.43%	9/26/2022	1/25/2028	50,000	1,011	612
Interest Rate Swap	3.71%	9/26/2022	1/25/2028	50,000	446	(12)
Interest Rate Swap	3.70%	9/26/2022	1/25/2028	25,000	212	(15)
Interest Rate Swap	4.00%	10/26/2022	1/25/2028	50,000	(169)	(693)
Interest Rate Swap	3.95%	11/28/2022	1/25/2028	25,000	(34)	(293)
Interest Rate Swap	4.03%	11/28/2022	1/25/2028	25,000	(131)	(396)
Interest Rate Swap	4.06%	11/28/2022	1/25/2028	25,000	(158)	(427)
Interest Rate Swap	4.07%	11/28/2022	1/25/2028	25,000	(159)	(428)
				$1,030,000	$47,208	$45,603
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
The following table presents amounts recorded to accumulated other comprehensive income/loss related to derivative and hedging activities for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Other comprehensive income	$16,865	$10,184	$2,038	$39,146
As of June 30, 2023, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $48.3 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $0.7 million.
As of December 31, 2022, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $48.2 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $2.4 million.
During the three and six months ended June 30, 2023, the Company realized a gain on the change in fair value of its interest rate swaps of $6.6 million and $12.0 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations. During the three and six months ended June 30, 2022, the Company realized a loss on the change in fair value of its interest rate swaps of $1.5 million and $4.0 million, respectively, which was included in interest expense in the Company's consolidated statements of operations.
As of June 30, 2023 and December 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $47.6 million asset and a $45.9 million asset as of June 30, 2023 and December 31, 2022, respectively.
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
In February 2023, the Company completed a follow-on primary offering of 8,855,000 shares of its common stock, including the full exercise of the underwriters' option to purchase 1,155,000 additional shares of common stock, at a public offering price of $24.60 per share, and entered into forward sale agreements relating to all such shares. All shares were physically settled as of June 30, 2023 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $209.3 million.
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
The following table presents information about the 2022 ATM Program and the Company's prior ATM Programs:

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through June 30, 2023
2019 ATM Program	August 2019	June 2020	$200,000	$184,400
2020 ATM Program	June 2020	July 2021	$250,000	$166,800
2021 ATM Program	July 2021	May 2022	$350,000	$348,140
2022 ATM Program	May 2022		$500,000	$162,034

The following table details information related to activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Shares of common stock sold (1)(2)	2,692,936	1,501,489	3,550,579	7,884,483
Weighted average sale price per share	$24.48	$21.74	$24.39	$24.39
Gross proceeds	$65,926	$32,647	$86,615	$192,288
Net proceeds	$65,898	$31,946	$86,548	$190,007
_____________________________________
(1)Includes 836,050 shares as of June 30, 2023 that the Company sold on a forward basis that were physically settled in July 2023.
(2)During the six months ended June 30, 2023, the Company issued an additional 957,453 shares of common stock which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2022.
Dividends on Common Stock
During the six months ended June 30, 2023 and 2022, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
June 9, 2023	June 30, 2023	July 14, 2023	$0.28	$43,551
March 7, 2023	March 31, 2023	April 14, 2023	$0.275	$41,031
June 2, 2022	June 30, 2022	July 14, 2022	$0.27	$35,916
March 14, 2022	March 31, 2022	April 13, 2022	$0.26	$34,188
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
As of June 30, 2023, the Company held 155,172,501 OP Units, representing a 99.6% limited partner interest in the Operating Partnership. As of the same date, certain members of management and external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. As of December 31, 2022, the Company held 142,379,655 OP Units, representing a 99.6% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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

9. Equity Based Compensation
Equity Incentive Plans
In May 2023, the Company's stockholders approved the Essential Properties Realty Trust, Inc. 2023 Incentive Plan (the “2023 Equity Incentive Plan”), which replaced the Essential Properties Realty Trust, Inc. 2018 Incentive Plan (the “2018 Equity Incentive Plan” and, collectively with the 2023 Equity Incentive Plan, the “Equity Incentive Plans”). The 2023 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSAs, RSUs, other stock awards, performance awards and LTIP units up to an aggregate of 4,300,808 shares of the Company's common stock, subject to certain conditions. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. All subsequent awards of equity will be granted under the 2023 Equity Incentive Plan, and no further awards will be made under the 2018 Equity Incentive Plan.
The following table presents information about the Company’s RSAs and RSUs during the six months ended June 30, 2023 and 2022:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2022	18,904	$14.12	454,692	$29.39
Granted	—	—	598,967	27.10
Vested	(9,865)	14.12	(217,192)	24.51
Forfeited	—	—	(392)	27.25
Unvested, June 30, 2022	9,039	$14.12	836,075	$29.02

Unvested, January 1, 2023	9,039	$14.12	817,380	$30.26
Granted	—	—	432,388	31.83
Vested	(9,039)	14.12	(407,510)	27.58
Forfeited	—	—	(93,739)	32.85
Unvested, June 30, 2023	—	$—	748,519	$32.30
Restricted Stock Awards
In January 2019, RSAs relating to an aggregate of 46,368 shares of unvested restricted common stock were granted to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plans. These RSAs vest over periods ranging from one year to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates. The Company estimates the grant date fair value of RSAs granted under the Equity Incentive Plans using the average market price of the Company’s common stock on the date of grant.
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Compensation cost recognized in general and administrative expense	$—	$32	$2	$64
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	—	2	—	4
Fair value of shares vested during the period	—	—	128	139

The following table presents information about the Company’s RSAs as of the dates presented:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Total unrecognized compensation cost	$—	$2
Weighted average period over which compensation cost will be recognized (in years)	—	0.1
Restricted Stock Units
In 2019, 2020, 2021, 2022 and 2023, the Company issued target grants of 119,085, 84,684, 126,353, 149,699 and 147,587 performance-based RSUs, respectively, to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2023	2022
Volatility	37%	54%
Risk free rate	4.36%	1.68%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the performance period of the award. In January 2022 and February 2023, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs granted in 2019 and 2020 and concluded that 78,801 and 50,598 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested on December 31, 2022 or will vest on December 31, 2023, subject to the recipient's continued provision of service to the Company through such date. The Company began recording compensation expense with respect to these subjective performance-based RSUs granted in 2019 and 2020 after the completion of the Compensation Committee's subjective evaluation.
In April 2023, the Compensation Committee evaluated and awarded 11,334 subjective performance-based RSUs to a former member of the Company's senior management team, which vested immediately. During the three and six months ended June 30, 2023, the Company recorded $0.3 million of compensation expense related to the subjective RSUs awarded to this former employee. As of June 30, 2023, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the remainder of the subjective awards granted in 2021, 2022 and 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the three and six months ended June 30, 2023 and 2022.
In 2020, 2021, 2022 and 2023, the Company issued an aggregate of 184,760, 135,686, 199,793 and 184,935 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plans. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company's adjusted funds from operations ("AFFO CAGR") over a five year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of June 30, 2023 and 2022, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the three and six months ended June 30, 2023 and 2022.
A portion of the RSUs that vested in 2023 and 2022 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Compensation cost recognized in general and administrative expense	$1,967	$2,158	$4,689	$4,962
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	102	95	203	183
Fair value of units vested during the period	2,482	420	11,241	5,323
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Total unrecognized compensation cost	$16,875	$13,761
Weighted average period over which compensation cost will be recognized (in years)	2.5	2.8
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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$53,000	$35,812	$96,056	$62,630
Less: net income attributable to non-controlling interests	(198)	(159)	(358)	(278)
Less: net income allocated to unvested RSAs and RSUs	(102)	(97)	(203)	(187)
Net income available for common stockholders: basic	52,700	35,556	95,495	62,165
Net income attributable to non-controlling interests	198	159	358	278
Net income available for common stockholders: diluted	$52,898	$35,715	$95,853	$62,443

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	150,492,454	131,280,923	147,466,412	129,077,238
Less: weighted average number of shares of unvested RSAs	—	(9,041)	(325)	(9,041)
Weighted average shares outstanding used in basic net income per share	150,492,454	131,271,882	147,466,087	129,068,197
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847	553,847
Unvested RSAs and RSUs	317,231	193,772	399,167	361,154
Forward sales	158,818	—	357,357	—
Weighted average shares outstanding used in diluted net income per share	151,522,350	132,019,501	148,776,458	129,983,198
_____________________________________
(1)The three months ended June 30, 2023 and 2022 exclude the impact of 135,137 and 405,213 unvested RSUs, respectively, as the effect would have been antidilutive. The six months ended June 30, 2023 and 2022 exclude the impact of 125,058 and 261,400 unvested RSUs, respectively as the effect would have been antidilutive.
11. Commitments and Contingencies
As of June 30, 2023, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $159.1 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2023, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of June 30, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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
The following table presents the matching contributions made by the Company for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
401(k) matching contributions	$41	$37	$195	$206
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2023 and December 31, 2022. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of June 30, 2023 and December 31, 2022.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan as of June 30, 2023 and December 31, 2022 approximate fair value.
The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial assets (liabilities):
Interest rate swaps	$47,208	$47,208	$—	$47,208	$—
Senior unsecured notes(1)	(395,566)	(299,760)	(299,760)	—	—

December 31, 2022
Financial assets (liabilities):
Interest rate swaps	$45,603	$45,603	$—	$45,603	$—
Senior unsecured notes(1)	(395,286)	(292,120)	(292,120)	—	—
_____________________________________
(1)Carrying value is net of $3.8 million and $4.0 million of net deferred financing costs and $0.6 million and $0.7 million of net discount as of June 30, 2023 and December 31, 2022, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired asf of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Non-financial assets:
Long-lived assets	$2,421	$2,421	$—	$—	$2,421

December 31, 2022
Non-financial assets:
Long-lived assets	$12,144	$12,144	$—	$—	$12,144
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

Quantitative information about Level 3 fair value measurements as of June 30, 2023 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Car wash	$2,371	Sales comparison approach	Non-binding sales agreement	$2,371
Quick service restaurant	50	Sales comparison approach	Non-binding sales agreement	50
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after June 30, 2023 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Investment Activity
Subsequent to June 30, 2023, the Company invested in two real estate properties for an aggregate investment amount (including acquisition-related costs) of $2.2 million and invested $5.3 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company.
Subsequent to June 30, 2023, the Company sold its investments in one real estate property for an aggregate gross sales price of $4.2 million and incurred $0.2 million of disposition costs related to this transaction.
Forward ATM Settlement
In July 2023, the Company physically settled 836,050 shares of its common stock that were all sold on a forward basis during the three months ended June 30, 2023, under the 2022 ATM Program for net proceeds of $20.2 million.
2022 ATM Program Activity
In July 2023, the Company sold on a forward basis 159,000 shares of its common stock under the 2022 ATM Program for gross proceeds of $3.9 million.

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
•any adverse impact of the COVID-19 or other pandemic on the Company and its tenants; and
•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of June 30, 2023, 92.5% of our $328.7 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on June 30, 2023 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of June 30, 2023, we had a portfolio of 1,742 properties (inclusive of 142 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $328.7 million and was 99.9% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of June 30, 2023, our portfolio was 99.9% occupied by 360 tenants operating 560 different brands, or concepts, in 16 industries across 48 states, with none of our tenants contributing more than 3.6% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of June 30, 2023, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2028. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended June 30, 2023, approximately 99.1% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of June 30, 2023, 65.8% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of June 30, 2023, 98.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.6% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of June 30, 2023, our average investment per property was $2.4 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of June 30, 2023, our portfolio’s weighted average rent coverage ratio was 4.1x, and 98.6% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of June 30, 2023, we had a portfolio of 1,742 properties, with annualized base rent of $328.7 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 360 tenants operating 560 different concepts across 48 states and in 16 distinct industries. None of our tenants contributed more than 3.6% of our annualized base rent as of June 30, 2023, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of June 30, 2023, 92.5% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
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
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of June 30, 2023, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 89.0% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions. The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of June 30, 2023, leases contributing 98.6% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of June 30, 2023, exclusive of the Initial Portfolio, 89.0% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions. In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of June 30, 2023, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2028, and 98.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.6% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended September 30, 2021 through the quarter ended June 30, 2023 (dollars in thousands):

	Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Investment Activity	$195,454	$328,370	$207,147	$277,361
Number of transactions	27	39	24	29
Property count	40	115	57	78
Avg. investment per unit	$3,750	$2,782	$3,401	$3,350
Cash Cap Rates[1]	7.1%	7.5%	7.6%	7.4%
GAAP Cap Rates[2]	8.2%	8.8%	9.0%	8.7%
Master Lease Percentage[3,4]	68%	90%	86%	57%
Sale-Leaseback Percentage[3,5]	89%	99%	100%	99%
Existing Relationship Percentage	94%	95%	94%	66%
Percentage of Financial Reporting[3]	100%	100%	100%	100%
Rent Coverage Ratio	4.4x	3.2x	3.3x	3.9x
Lease Term Years	16.5	18.7	19.0	19.3

	Three Months Ended
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Investment Activity	$230,755	$322,203	$237,795	$175,738
Number of transactions	31	55	23	23
Property count	85	96	105	39
Avg. investment per unit	$2,676	$3,230	$2,187	$3,870
Cash Cap Rates[1]	7.0%	6.9%	7.0%	7.0%
GAAP Cap Rates[2]	7.9%	7.8%	7.8%	8.0%
Master Lease Percentage[3,4]	80%	59%	83%	86%
Sale-Leaseback Percentage[3,5]	84%	96%	100%	100%
Existing Relationship Percentage	81%	89%	83%	79%
Percentage of Financial Reporting[3]	100%	98%	100%	100%
Rent Coverage Ratio	2.8x	3.0x	3.3x	2.7x
Lease Term Years	16.4	16.3	15.0	17.2
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

The following table sets forth select information about our quarterly disposition activity for the quarters ended September 30, 2021 through June 30, 2023 (dollars in thousands):

	Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Disposition volume[1]	$35,513	$75,522	$37,161	$41,736
Cash cap rate on leased assets [2]	6.2%	6.9%	6.1%	6.2%
Leased properties sold [3]	12	25	17	14
Vacant properties sold [3]	—	1	—	2

	Three Months Ended
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Disposition volume[1]	$10,089	$4,466	$18,443	$26,091
Cash cap rate on leased assets [2]	6.5%	6.0%	7.1%	6.2%
Leased properties sold [3]	11	2	6	8
Vacant properties sold [3]	—	—	—	—
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
Liquidity and Capital Resources
As of June 30, 2023, the net investment value of our income property portfolio totaled $4.1 billion, consisting of investments in 1,742 properties (inclusive of 142 properties which secure our investments in mortgage loans receivable), with annualized base rent of $328.7 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy level of our portfolio is high (99.9% as of June 30, 2023) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we incur the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of June 30, 2023, two of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate with a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 65 properties where we have agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of June 30, 2023, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $314.9 million, and, as of such date, we have funded $155.9 million of this commitment. We expect to fund the remainder of this approximately $159.1 million commitment by June 30, 2024.
Additionally, as of July 21, 2023, we were under contract to acquire 17 properties with an aggregate purchase price of $43.6 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities and borrowings under the Revolving Credit Facility, and potentially through proceeds generated from asset sales and our 2022 ATM Program, under which we may issue common stock with an aggregate gross sales price of up to $338.0 million as of June 30, 2023 .
Our long-term liquidity requirements consist primarily of the funds necessary to make additional investments and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future debt financings, proceeds from the sale of our common stock and proceeds from the sale of selected properties in our portfolio. However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our portfolio that is unencumbered, our credit ratings, borrowing restrictions imposed by our existing debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our future investments and thereby grow our cash flows.
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the six months ended June 30, 2023, our Board declared total cash distributions of $0.555 per share of common stock totaling $84.9 million and $43.7 million is payable to common stockholders and OP Unit holders as of June 30, 2023. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through the use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on an unsecured or secured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term income producing investments with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows from our investments and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less cash and cash equivalents and restricted cash available for future investment) that is less than six times our annualized adjusted EBITDAre is prudent for a real estate company like ours.
As of June 30, 2023, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 4.7 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at June 30, 2023, our borrowing availability under the Revolving Credit Facility and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At June 30, 2023, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

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

Description of Certain Debt
The following table summarizes our outstanding indebtedness as of June 30, 2023 and December 31, 2022:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	2.9%
2027 Term Loan	February 2027	430,000	430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,430,000	$1,430,000	3.3%	3.3%
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
The Operating Partnership is the borrower under the Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of June 30, 2023, we were in compliance with these covenants.

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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of June 30, 2023, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2023, we were in compliance with these covenants.
Cash Flows
Comparison of the six months ended June 30, 2023 and 2022
As of June 30, 2023, we had $14.1 million of cash and cash equivalents and no restricted cash as compared to $18.0 million of cash and cash equivalents and $8.2 million of restricted cash as of June 30, 2022.

Cash Flows for the six months ended June 30, 2023
During the six months ended June 30, 2023, net cash provided by operating activities was $119.1 million and our net income was $96.1 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $26.9 million, including depreciation and amortization of tangible, intangible and right-of-use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $52.0 million, our provision for impairment of real estate of $1.5 million and non-cash equity-based compensation expense of $4.7 million, reduced by our $17.5 million gain on dispositions of real estate, net, and $14.3 million related to the recognition of straight-line rent receivables.
Net cash used in investing activities during the six months ended June 30, 2023 was $388.8 million. Our net cash used in investing activities generally reflects the funds deployed in our investments in real estate, including capital expenditures and the development of our construction in progress, and in loans receivable, which totaled $487.2 million in the aggregate for the quarter. These cash outflows were partially offset by $78.9 million of proceeds from sales of investments, net of disposition costs, and $19.5 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $212.3 million during the six months ended June 30, 2023 reflected net cash inflows of $296.6 million from the issuance of common stock and $50.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset the payment of $80.6 million in dividends, repayments of $50.0 million of borrowings under the Revolving Credit Facility and the payment of $3.4 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2023.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of June 30, 2023:

	Payment due by period
(in thousands)	Total	July 1 - December 31, 2023	2024 - 2025	2026 - 2027	Thereafter
Unsecured term loans	$1,030,000	$—	$200,000	$430,000	$400,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—		—
Tenant construction financing and reimbursement obligations (1)	159,070	—	159,070	—	—
Operating lease obligations (2)	20,998	715	2,585	1,435	16,263
Total	$1,610,068	$715	$361,655	$431,435	$816,263
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $19.6 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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
Our Real Estate Investment Portfolio
As of June 30, 2023, we had a portfolio of 1,742 properties, including 142 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $328.7 million. Our 360 tenants operate 560 different concepts in 16 industries across 48 states. None of our tenants represented more than 3.6% of our portfolio at June 30, 2023, and our top ten largest tenants represented 17.5% of our annualized base rent as of that date.
Diversification by Tenant
As of June 30, 2023, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of June 30, 2023 (dollars in thousands):

Tenant(1)	Concept	Number of Properties(2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	40	$11,710	3.6%
Mdsfest, Inc.	Festival Foods	6	5,740	1.7%
The Track Holdings, LLC	Five Star	10	5,695	1.7%
Captain D's, LLC	Captain D's	77	5,627	1.7%
CNP Holdings, LLC	Chicken N Pickle	6	5,546	1.7%
Whitewater Holding Company, LLC	WhiteWater Express Car Wash	16	4,953	1.5%
SB Pep Holdco, LLC(3)	Various	12	4,650	1.4%
Cadence Education, LLC	Various	21	4,640	1.4%
Mammoth Holdings, LLC	Various	17	4,552	1.4%
Car Wash Partners, Inc.	Mister Car Wash	13	4,529	1.4%
Top 10 Subtotal		218	57,642	17.5%
Other		1,522	271,020	82.5%
Total		1,740	$328,662	100.0%
_____________________________________
(1)Represents tenant or guarantor.
(2)Excludes two vacant properties.
(3)Includes properties leased to a subsidiary of Accelerated Brands.
As of June 30, 2023, our five largest tenants, who contributed 10.4% of our annualized base rent, had a rent coverage ratio of 8.5x while our ten largest tenants, who contributed 17.5% of our annualized base rent, had a rent coverage ratio of 6.1x.

As of June 30, 2023, 95.4% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Diversification by Concept
Our tenants operate their businesses across 560 concepts. (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of June 30, 2023 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)
EquipmentShare	Service	$11,710	3.6%	40	638,633
Captain D's	Service	6,707	2.0%	88	228,470
Crunch Fitness	Experience	5,890	1.8%	15	544,131
Festival Foods	Retail	5,740	1.7%	6	465,660
Five Star	Experience	5,695	1.7%	10	108,501
Chicken N Pickle	Experience	5,546	1.7%	6	202,057
WhiteWater Express Car Wash	Service	4,953	1.5%	16	77,746
Mister Car Wash	Service	4,529	1.4%	13	54,621
Spare Time	Experience	4,521	1.4%	6	272,979
The Nest Schools	Service	4,304	1.3%	17	217,282
Top 10 Subtotal		59,595	18.1%	217	2,810,080
Other		269,067	81.9%	1,523	14,378,134
Total		$328,662	100.0%	1,740	17,188,214
_____________________________________
(1)Excludes two vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of June 30, 2023 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(1)	Building (Sq. Ft.)	Rent Per Sq. Ft. (2)
Car Washes	Service	$51,190	15.6%	175	848,609	$60.71
Early Childhood Education	Service	39,510	12.0%	175	1,872,795	21.10
Quick Service	Service	35,400	10.8%	398	1,106,549	31.88
Medical / Dental	Service	34,837	10.6%	200	1,423,365	24.48
Automotive Service	Service	26,990	8.2%	207	1,315,837	20.29
Casual Dining	Service	22,607	6.9%	104	748,330	29.48
Equipment Rental and Sales	Service	15,904	4.8%	63	1,049,428	14.47
Convenience Stores	Service	14,411	4.4%	129	496,240	30.38
Other Services	Service	7,691	2.3%	36	444,665	17.30
Family Dining	Service	6,743	2.1%	38	249,173	27.06
Pet Care Services	Service	4,486	1.4%	37	253,305	15.47
Service Subtotal		259,769	79.1%	1,562	9,808,296	26.35
Entertainment	Experience	26,275	8.0%	50	1,485,043	17.69
Health and Fitness	Experience	13,626	4.1%	34	1,321,388	9.56
Movie Theatres	Experience	4,366	1.3%	6	293,206	14.89
Experience Subtotal		44,267	13.4%	90	3,099,637	13.96
Grocery	Retail	11,566	3.5%	32	1,477,780	7.83
Home Furnishings	Retail	1,492	0.5%	3	176,809	8.44
Retail Subtotal		13,058	4.0%	35	1,654,589	7.89
Other Industrial	Industrial	7,713	2.3%	30	1,368,675	5.64
Building Materials	Industrial	3,855	1.2%	23	1,257,017	3.07
Industrial Subtotal		11,568	3.5%	53	2,625,692	4.41
Total/Weighted Average		$328,662	100.0%	1,740	17,188,214	$18.96
_____________________________________
(1)Excludes two vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

As of June 30, 2023, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.9x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.9x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.2x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 12.8x.

Diversification by Geography
Our 1,742 properties are located in 48 states. The following table details the geographical locations of our properties as of June 30, 2023 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$43,554	13.3%	207	2,152,390
Georgia	25,529	7.8%	143	930,745
Ohio	20,985	6.4%	139	1,164,979
Florida	20,923	6.4%	83	781,713
Wisconsin	14,003	4.3%	57	855,057
Missouri	12,560	3.8%	66	833,696
North Carolina	11,083	3.4%	55	603,696
Arizona	10,488	3.2%	51	521,056
Oklahoma	9,595	2.9%	54	761,331
Michigan	9,482	2.9%	58	940,838
Alabama	9,266	2.8%	53	501,255
New Jersey	8,347	2.5%	27	215,705
Tennessee	8,058	2.5%	49	342,042
New York	7,813	2.4%	51	249,855
Minnesota	7,668	2.3%	35	514,082
Virginia	7,436	2.3%	25	299,370
Arkansas	7,327	2.2%	55	447,342
Illinois	7,159	2.2%	43	306,113
Colorado	6,655	2.0%	31	328,526
Pennsylvania	6,351	1.9%	34	335,202
Mississippi	6,348	1.9%	49	301,593
South Carolina	6,026	1.8%	37	384,420
Massachusetts	5,988	1.8%	30	417,906
Connecticut	5,596	1.7%	17	439,664
Iowa	5,257	1.6%	31	313,467
Indiana	5,210	1.6%	39	345,640
Kentucky	4,189	1.3%	37	220,095
California	3,938	1.2%	19	158,411
Nevada	3,910	1.2%	13	104,860
Kansas	3,664	1.1%	16	125,318
New Mexico	3,335	1.0%	21	128,455
Louisiana	3,173	1.0%	16	132,816
New Hampshire	3,114	0.9%	14	242,071
South Dakota	2,645	0.8%	10	132,180
Maryland	2,297	0.7%	9	79,028
Washington	1,985	0.6%	11	96,012
West Virginia	1,651	0.5%	24	66,746
Oregon	1,247	0.4%	8	127,670
Utah	945	0.3%	2	67,659
Nebraska	903	0.3%	8	32,892
Idaho	644	0.2%	2	41,146
North Dakota	556	0.2%	4	62,270
Maine	518	0.2%	1	32,115
Wyoming	450	0.1%	2	14,001
Alaska	250	0.1%	2	6,630
Vermont	221	0.0%	2	30,508
Rhode Island	166	0.0%	1	5,800
Montana	154	0.0%	1	—
Total	$328,662	100.0%	1,742	17,194,366

Lease Expirations
As of June 30, 2023, the weighted average remaining term of our leases was 14.0 years (based on annualized base rent), with only 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2028. The following table sets forth our lease expirations for leases in place as of June 30, 2023 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties(2)	Weighted Average Rent Coverage Ratio (3)
2023	$746	0.2%	10	3.8x
2024	5,091	1.5%	48	6.3x
2025	2,257	0.7%	17	2.9x
2026	2,880	0.9%	19	2.7x
2027	6,366	1.9%	59	2.8x
2028	4,156	1.3%	13	2.2x
2029	5,729	1.7%	78	4.9x
2030	4,196	1.3%	46	8.4x
2031	13,257	4.0%	79	2.9x
2032	11,408	3.5%	46	3.7x
2033	7,803	2.4%	24	3.4x
2034	28,368	8.6%	202	6.4x
2035	14,991	4.6%	100	4.1x
2036	40,392	12.3%	163	4.4x
2037	27,461	8.4%	135	5.8x
2038	20,517	6.2%	111	4.5x
2039	18,832	5.7%	91	3.1x
2040	29,490	9.0%	131	3.0x
2041	22,712	6.9%	108	2.5x
2042	36,923	11.2%	166	3.2x
Thereafter	25,087	7.7%	94	3.9x
Total/Weighted Average	$328,662	100.0%	1,740	4.1x
_____________________________________
(1)Expiration year of contracts in place as of June 30, 2023, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes two vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of June 30, 2023, the weighted average rent coverage ratio of our portfolio was 4.1x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of June 30, 2023 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	73.3%
1.50x to 1.99x	12.1%
1.00x to 1.49x	9.8%
< 1.00x	3.1%
Not reported	1.7%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of June 30, 2023 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.7%	—%	0.2%	1.0%
B-	—%	0.1%	0.1%	—%	1.0%
B	0.1%	0.2%	0.7%	0.1%	1.1%
B+	0.1%	0.6%	2.2%	1.1%	14.7%
BB-	0.1%	0.4%	2.4%	2.4%	9.6%
BB	0.1%	0.2%	1.7%	2.3%	6.8%
BB+	—%	0.1%	—%	2.1%	10.4%
BBB-	—%	0.2%	0.7%	1.2%	12.2%
BBB	0.3%	0.2%	0.9%	1.3%	5.6%
BBB+	—%	0.1%	0.1%	0.6%	2.6%
A-	—%	—%	0.5%	0.1%	2.2%
A	—%	—%	—%	0.4%	3.2%
A+	—%	—%	—%	—%	1.1%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,
(dollar amounts in thousands)	2023	2022	Change	%
Revenues:
Rental revenue	$81,819	$67,089	$14,730	22.0%
Interest on loans and direct financing lease receivables	4,534	3,949	585	14.8%
Other revenue, net	163	408	(245)	(60.0)%
Total revenues	86,516	71,446	15,070

Expenses:
General and administrative	7,585	7,026	(559)	(8.0)%
Property expenses	1,144	828	(316)	(38.2)%
Depreciation and amortization	24,742	22,074	(2,668)	(12.1)%
Provision for impairment of real estate	802	6,258	5,456	87.2%
Change in provision for credit losses	8	107	99	92.5%
Total expenses	34,281	36,293	2,012
Other operating income:
Gain on dispositions of real estate, net	12,547	10,094	2,453	24.3%
Income from operations	64,782	45,247	19,535
Other (expense)/income:
Loss on debt extinguishment	—	—	—
Interest expense	(12,071)	(9,190)	(2,881)	(31.3)%
Interest income	448	30	418	1393.3%
Income before income tax expense	53,159	36,087	17,072
Income tax expense	159	275	116	42.2%
Net income	53,000	35,812	17,188
Net income attributable to non-controlling interests	(198)	(159)	39	24.5%
Net income attributable to stockholders	$52,802	$35,653	$17,149
Revenues:
Rental revenue. Rental revenue increased by $14.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio which grew by 202 rental properties, or 15%, since June 30, 2022. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2023 from acquisitions that were made during 2022 and early 2023. Another component of the increase in rental revenues between periods relates to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the increase in our mortgage loans receivable portfolio during 2023, which led to a higher average daily balance of loans receivable outstanding during the three months ended June 30, 2023.
Other revenue, net. Other revenue decreased $0.2 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the receipt of loan prepayment fees during the three months ended June 30, 2022.

Expenses:
General and administrative. General and administrative expense increased by $0.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to increases in salary expense, non-cash share-based compensation, severance costs and additional professional fees during the three months ended June 30, 2023.
Property expenses. Property expenses increased by $0.3 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the three months ended June 30, 2023 related to our vacant properties.
Depreciation and amortization. Depreciation and amortization expense increased by $2.7 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended June 30, 2023.
Provision for impairment of real estate. Impairment charges on real estate investments were $0.8 million and $6.3 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $5.5 million. During the three months ended June 30, 2023 and 2022, we recorded a provision for impairment of real estate on two and three of our real estate investments, respectively, with the average size of our impairments being smaller in 2023. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for credit losses. The change in our provision for credit losses decreased $0.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $2.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. We disposed of 16 and six real estate properties during the three months ended June 30, 2023 and 2022, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $2.9 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Interest income. Interest income increased by $0.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in interest income was primarily due to our investment of surplus cash in short term commercial paper which initiated in August 2022.
Income tax expense. Income tax expense decreased by $0.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,
(dollar amounts in thousands)	2023	2022	Change	%
Revenues:
Rental revenue	$159,991	$133,201	$26,790	20.1%
Interest income on loans and direct financing lease receivables	8,981	7,771	1,210	15.6%
Other revenue, net	1,232	595	637	107.1%
Total revenues	170,204	141,567	28,637

Expenses:
General and administrative	16,169	15,089	(1,080)	(7.2)%
Property expenses	1,987	1,837	(150)	(8.2)%
Depreciation and amortization	48,567	42,387	(6,180)	(14.6)%
Provision for impairment of real estate	1,479	10,193	8,714	85.5%
Change in provision for credit losses	(22)	167	189	(113.2)%
Total expenses	68,180	69,673	1,493
Other operating income:
Gain on dispositions of real estate, net	17,461	11,752	5,709	48.6%
Income from operations	119,485	83,646	35,839
Other (expense)/income:
Loss on debt extinguishment	—	(2,138)	(2,138)	100.0%
Interest expense	(24,204)	(18,350)	(5,854)	(31.9)%
Interest income	1,086	48	1,038	2162.5%
Income before income tax expense	96,367	63,206	33,161
Income tax expense	311	576	265	46.0%
Net income	96,056	62,630	33,426
Net income attributable to non-controlling interests	(358)	(278)	80	28.8%
Net income attributable to stockholders	$95,698	$62,352	$33,346
Revenues:
Rental revenue. Rental revenue increased by $26.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,391 rental properties, representing $3.4 billion in net investments in real estate, as of June 30, 2022 to 1,593 rental properties, representing $4.1 billion in net investments in real estate, as of June 30, 2023. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2023 from acquisitions that were made during 2022 and early 2023.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $1.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to an increase in investments in loans receivable during 2023, leading to a higher average daily balance of loans receivable outstanding during the six months ended June 30, 2023.
Other revenue, net. Other revenue increased by $0.6 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the receipt of insurance claim proceeds during the six months ended June 30, 2023.

Expenses:
General and administrative expenses. General and administrative expenses increased $1.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily related to an increase in non-cash share-based compensation, salary expense, severance costs and professional fees incurred during the six months ended June 30, 2023.
Property expenses. Property expenses increased by $0.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the six months ended June 30, 2023.
Depreciation and amortization expense. Depreciation and amortization expense increased by $6.2 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the six months ended June 30, 2023.
Provision for impairment of real estate. Impairment charges on real estate investments were $1.5 million and $10.2 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we recorded a provision for impairment of real estate on four and seven of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for loan losses. The change in our provision for loan losses was a $0.2 million decrease for the six months ended June 30, 2023. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $5.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. We disposed of 32 and 14 real estate properties during the six months ended June 30, 2023 and 2022, respectively.
Other (expense)/income:
Loss on debt extinguishment. During the six months ended June 30, 2022, we recorded a $2.1 million loss on debt extinguishment due to the write-off of deferred financing costs and the payment of fees in conjunction with the amendment of our term loans and revolving credit facility.
Interest expense. Interest expense increased by $5.9 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the six months ended June 30, 2023.
Interest income. Interest income increased by $1.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in interest income was primarily due to our investment of surplus cash in short term commercial paper which initiated in August 2022.
Income tax expense. Income tax expense decreased by approximately $0.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$53,000	$35,812	$96,056	$62,630
Depreciation and amortization of real estate	24,717	22,048	48,515	42,335
Provision for impairment of real estate	802	6,258	1,479	10,193
Gain on dispositions of real estate, net	(12,547)	(10,094)	(17,461)	(11,752)
FFO attributable to stockholders and non-controlling interests	65,972	54,024	128,589	103,406
Non-core expense (income) (1)	172	—	(704)	2,138
Core FFO attributable to stockholders and non-controlling interests	66,144	54,024	127,885	105,544
Adjustments:
Straight-line rental revenue, net	(6,710)	(6,535)	(13,548)	(12,801)
Non-cash interest	615	689	1,434	1,350
Non-cash compensation expense	2,157	2,188	4,878	5,024
Other amortization expense	254	208	535	402
Other non-cash charges	2	104	(33)	160
Capitalized interest expense	(582)	(61)	(1,015)	(127)
AFFO attributable to stockholders and non-controlling interests	$61,880	$50,617	$120,136	$99,552
_____________________________________
(1)During the three and six months ended June 30, 2023, includes $0.2 million of severance expense and non-cash compensation expense in connection with the departure of one of our junior executives; during the six months ended June 30, 2023, includes $0.9 million of insurance recovery income related to two properties; and during the six months ended June 30, 2022, includes our $2.1 million loss on debt extinguishment.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$53,000	$35,812	$96,056	$62,630
Depreciation and amortization	24,742	22,074	48,567	42,387
Interest expense	12,071	9,190	24,204	18,350
Interest income	(448)	(30)	(1,086)	(48)
Income tax expense	159	275	311	576
EBITDA attributable to stockholders and non-controlling interests	89,524	67,321	168,052	123,895
Provision for impairment of real estate	802	6,258	1,479	10,193
Gain on dispositions of real estate, net	(12,547)	(10,094)	(17,461)	(11,752)
EBITDAre attributable to stockholders and non-controlling interests	$77,779	$63,485	$152,070	$122,336
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended June 30, 2023:

(in thousands)	Three months ended June 30, 2023
Net income	$53,000
Depreciation and amortization	24,742
Interest expense	12,071
Interest income	(448)
Income tax expense	159
EBITDA attributable to stockholders and non-controlling interests	89,524
Provision for impairment of real estate	802
Gain on dispositions of real estate, net	(12,547)
EBITDAre attributable to stockholders and non-controlling interests	77,779
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	4,370
Adjustment to exclude other non-core or non-recurring activity (2)	833
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(53)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$82,929

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$331,716
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended June 30, 2023 had occurred on April 1, 2023.
(2)Adjustment is made to i) exclude non-core income and expense adjustments made in computing Core FFO, ii) exclude changes in our provision for credit losses, iii) exclude the write-off of receivables from prior periods and iv) eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	June 30, 2023	December 31, 2022
Unsecured term loans, net of deferred financing costs	$1,026,053	$1,025,492
Revolving credit facility	—	—
Senior unsecured notes, net	395,566	395,286
Total debt	1,421,619	1,420,778
Deferred financing costs and original issue discount, net	8,381	9,222
Gross debt	1,430,000	1,430,000
Cash and cash equivalents	(14,108)	(62,345)
Restricted cash available for future investment	—	(9,155)
Net debt	$1,415,892	$1,358,500
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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$53,000	$35,812	$96,056	$62,630
General and administrative expense	7,585	7,026	16,169	15,089
Depreciation and amortization	24,742	22,074	48,567	42,387
Provision for impairment of real estate	802	6,258	1,479	10,193
Change in provision for credit losses	8	107	(22)	167
Gain on dispositions of real estate, net	(12,547)	(10,094)	(17,461)	(11,752)
Loss on debt extinguishment	—	—	—	2,138
Interest expense	12,071	9,190	24,204	18,350
Interest income	(448)	(30)	(1,086)	(48)
Income tax expense	159	275	311	576
NOI attributable to stockholders and non-controlling interests	85,372	70,618	168,217	139,730
Straight-line rental revenue, net	(6,710)	(6,535)	(13,548)	(12,801)
Other amortization and non-cash charges	254	207	534	401
Cash NOI attributable to stockholders and non-controlling interests	$78,916	$64,290	$155,203	$127,330
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

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$200,000	$200,000	2.9%	2.9%
2027 Term Loan	February 2027	430,000	430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,430,000	$1,430,000	3.3%	3.3%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
While our borrowings under the 2024 Term Loan, the 2027 Term Loan and the 2028 Term Loan are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At June 30, 2023, our aggregate asset in the event of the early termination of our swaps was $47.6 million.

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
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of June 30, 2023:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$299,760
_____________________________________
(1)Excludes net deferred financing costs of $3.8 million and net discount of $0.6 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On June 18, 2023, Peter M. Mavoides, our President and Chief Executive Officer, adopted a 10b5-1 Stock Trading Plan (the "Trading Plan") that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended. The Trading Plan permits the sale of approximately 160,000 shares of our common stock through its expiration on March 28, 2024.

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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	July 26, 2023	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 26, 2023	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)