Form 10-K
period 2023-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2024-02-14
CIK 1728951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $3.6 billion based on the last reported sale price of $23.54 per share on the New York Stock Exchange on June 30, 2023.
The number of shares of the registrant's Common Stock outstanding as of February 14, 2024 was 166,102,747.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for the registrant's 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

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
•an inability to identify and complete investments in suitable properties or yield the returns we seek with future investments;
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
Item 1. Business.
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have assembled a diversified portfolio using a disciplined strategy that focuses on properties leased to tenants in businesses including, but not limited to,:
•Automotive services,
•Car washes,
•Convenience stores,

•Early childhood education,
•Entertainment,
•Equipment rental and sales,
•Grocery,
•Health and fitness,
•Industrial,
•Medical and dental services, and
•Restaurants (primarily quick service restaurants and casual dining).
We believe that, in general, properties leased to tenants in these businesses and similar businesses are essential to the generation of the tenants' sales and profits. We also believe that these businesses have favorable growth potential and, because of their nature, they are more insulated from e-commerce pressure than many other businesses.
We completed our initial public offering in June 2018 and we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2023, 92.9% of our total annualized base rent of $364.8 million was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2023 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2023, our portfolio consisted of 1,873 properties, inclusive of 136 properties which secure our investments in mortgage loans receivable. Our portfolio was built based on the following core investment attributes:
Diversified Portfolio.   Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single-tenant or more than 1% from any single property. As of December 31, 2023, our portfolio was 99.8% occupied by 374 tenants operating 588 different concepts (i.e., generally brands) in 16 industries across 48 states, with none of our tenants contributing more than 3.8% of our annualized base rent.
Long Lease Term.    Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio. As of December 31, 2023, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 4.7% of our annualized base rent attributable to leases expiring prior to January 1, 2029.
Significant Use of Master Leases.   As of December 31, 2023, 65.7% of our annualized base rent was attributable to master leases. A master lease is a single lease pursuant to which multiple properties are leased to a single operator/tenant on a unitary (i.e., “all or none”) basis. The master lease structure spreads our investment risk across multiple properties, and we believe it reduces our exposure to operating and renewal risk at any one property, and promotes efficient asset management. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2023, 68% of our investments (weighted by annualized base rent) were in a master lease structure.
Significant Use of Sale-Leaseback Structure. Because the focus of our investment strategy is on middle-market and smaller operators, our investment in their real estate operating assets is typically either the first time the real estate has transacted, or we are the capital provider for the portion of a merger/acquisition transaction with another operator involving the real estate properties. The structure of these transactions, which represent the majority of our investment activity, involves our acquisition of the property and then the leasing back of the property to the operator of the real estate, a sale-leaseback structure. Among the benefits of executing the sale-leaseback structure is that we use a standard lease form that we structured, and which includes terms favorable to us, including the requirement for the operator to provide us with unit-level and, in some instances, corporate level financial statements on a quarterly basis, in arrears. For the year ended December 31, 2023, 98.8% of our investments (weighted by annualized base rent) were through the sale-leaseback structure.
Contractual Base Rent Escalation. As of December 31, 2023, 98.7% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year. Fixed rent escalation provisions provide contractually-specified incremental increases in the yield on our investments, provide a degree of protection from inflation or a rising interest rate environment, and provide our tenants with predictability and stability in managing their operating expenses.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding "small-box" single-tenant properties. As of December 31, 2023, our average investment per property was $2.7 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date). We believe that investing in smaller more granular assets provides us with an element of risk mitigation with regard to credit risk, real estate risk, and the risk associated with the applicable lease, and allows us to not have large concentrations of our capital allocated to any single asset. This should provide us with an ability to limit our exposure to events that may adversely affect a particular property. Because of the smaller investment size of individual investments, we believe we benefit from our properties being fungible in terms of the alternative commercial uses that could be operated at any given property we own. This also reduces the risk that the particular property might become obsolete and enhances our ability to sell a property if we choose to do so, in part to alleviate credit risk.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2023, our portfolio's weighted average rent coverage ratio was 3.8x, and 98.8% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation. The benefits of receiving periodic unit-level and, in some instances, corporate-level financial reporting is that we can assess the ongoing operating effectiveness of a particular property and utilize that information to make informed decisions regarding credit risk. In addition, the financial reporting we receive from out tenants provides us with an expansive data set from which to underwrite new investments for properties in similar industries or operating platforms.
2023 Financial and Operating Highlights
•During 2023, we completed $1.0 billion of investments in 293 properties, including $13.1 million in newly originated mortgage loans receivable secured by 2 properties.
•As of December 31, 2023, our total gross investment in real estate was $4.9 billion and we had total debt of $1.7 billion.
•During 2023, our Board of Directors ("Board") declared quarterly distributions for the year ended December 31, 2023 that totaled $1.12 per share of common stock.
•In February 2023, we completed, on a forward basis, a primary underwritten public follow-on offering of 8,855,000 shares of our common stock, including 1,155,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $24.60 per share. Net proceeds, after settlement of the related forward sale agreements, were $209.3 million.
•In September 2023, we completed, on a forward basis, a primary underwritten public follow-on offering of 12,006,000 shares of our common stock, including 1,566,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $23.00 per share. Net proceeds, after settlement of the related forward sale agreements, are expected to be $263.4 million.

•During 2023, we sold 5,931,654 shares of our common stock under the ATM Program (as defined herein) at a weighted average price per share of $24.48 for gross proceeds of $145.2 million, including 1,937,450 shares sold on a forward basis that have not been physically settled for cash as of December 31, 2023.
• As of December 31, 2023, our liquidity totaled $779.6 million, which includes $49.0 million of cash and cash equivalents and restricted cash, $130.6 million available upon settlement of our outstanding forward equity contracts and $600.0 million of availability under our revolving credit facility.
Our Target Market
We are an active investor in single-tenant, net leased commercial real estate. The properties we target for investment are generally freestanding commercial real estate facilities in which a single middle-market tenant conducts activities that are essential to the generation of its sales and profits. We believe that this market is underserved, from a capital perspective, and therefore offers attractive risk-adjusted investment returns.
Within this market, we focus our investment activities on properties leased to tenants engaged in a targeted set of 13 service-oriented or experience-based businesses. We believe that operating properties in these 13 industries are the essential venues through which these businesses transact with their customers, and therefore that such properties and businesses are generally more insulated from the competitive pressure of e-commerce than many other businesses where significant activity can take place online.
We define middle-market companies as regional and national operators with between 10 and 250 locations and $20 million to $1 billion in annual revenue, and we also opportunistically invest in properties leased to smaller companies, which we define as regional or local operators with fewer than 10 locations and less than $20 million in annual revenue. Although it is not our primary investment focus, we will opportunistically consider investing in properties leased to larger companies. While the creditworthiness of most of our targeted tenants is not rated by a nationally recognized statistical rating organization, we seek to invest in properties leased to companies in our targeted middle-market that we determine have attractive credit characteristics and stable operating histories.
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
Furthermore, we believe that there is strong demand for our net-lease capital solutions among middle-market and smaller companies that own commercial real estate, in part, due to the bank regulatory environment, which, since the turmoil in the housing and mortgage industries from 2007-2009, has generally been characterized by increased scrutiny and regulation. We believe that this environment has made commercial banks less responsive to the long-term capital needs of unrated middle-market and smaller companies, many of which have historically depended on commercial banks for their financing. Accordingly, we see an attractive opportunity to address capital needs of these companies by offering them an efficient alternative for financing their real estate versus accessing traditional mortgage or bank debt and/or using their own equity.
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
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
•Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants.   We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of December 31, 2023, our portfolio consisted of 1,873 properties, with total annualized base rent of $364.8 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our diversified portfolio is comprised of 374 tenants operating 588 different concepts across 48 states and in 16 distinct industries. No single tenant contributed more than 3.8% of our annualized base rent as of December 31, 2023, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5.0% of our annualized base rent from any single-tenant or more than 1.0% from any single property.
We believe that our portfolio's diversity and the rigorous underwriting process we utilize decreases the impact on us of an adverse event affecting an individual tenant, industry or region. Our focus on leasing to tenants in industries where the operator's properties are essential to generating their revenues and profits (and that we believe are well-positioned to withstand competition from e-commerce businesses) increases the stability and predictability of our rental revenue.
•Differentiated Investment Strategy.    We seek to acquire and lease freestanding, single-tenant commercial real estate properties where a tenant engages with or services its customers and conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into leases that provide us with stable cash flows and attractive risk-adjusted returns. Furthermore, the properties we invest in with middle-market companies typically are smaller assets, in terms of square footage. As a result, our average size investment of $2.7 million as of December 31, 2023 provides a level of diversity in our portfolio, in that we do not have oversized amounts of capital attributable to any individual property. Our differentiated strategy benefits from us maintaining a close relationship with our existing tenants, allowing us to source additional investments from these tenants and establishing a position as a preferred capital provider, helping our tenants grow their businesses and address their real estate needs.
•Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to invest in single assets or portfolios of assets through transactions which range in aggregate purchase price from $2 million to $100 million. Our focus on investing in properties operated by middle market and smaller operators provides us with what we believe is a large addressable market of investment opportunities, one in which our tenants are largely undeserved from a capital perspective. In addition, because we invest in smaller sized, more granular properties, our assets are more fungible in that the properties typically are more commercially desirable given their smaller footprint, and as such there are more potential tenants that could operate in the property were we to need to re-tenant for any reason. As of December 31, 2023:
•Our leases had a weighted average remaining lease term (based on annualized base rent) of 14.0 years, with only 4.7% of our annualized base rent attributable to leases expiring prior to January 1, 2029;
•Master leases contributed 65.7% of our annualized base rent;
•Our portfolio's weighted average rent coverage ratio was 3.8x, with leases contributing 73.2% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);
•Our portfolio was 99.8% occupied;
•Leases contributing 98.7% of our annualized base rent provide for increases in future annual base rent that generally range from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.7% of base rent; and
•Leases contributing 95.9% of annualized base rent were triple-net.
•Growth-Oriented Balance Sheet Scalable Infrastructure.  We believe our financial position, liquidity and existing operating infrastructure are supportive of our external growth strategy. As of December 31, 2023, our total liquidity was $779.6 million, including $49.0 million of cash and cash equivalents and restricted cash, $130.6 million available upon settlement of our outstanding forward equity contracts, and $600.0 million of availability under our senior unsecured revolving credit facility that matures in February 2026.
As of December 31, 2023, we had $1.7 billion of gross debt outstanding, with a weighted average maturity of 4.9 years, and net debt of $1.6 billion. For the year ended December 31, 2023, our net income was $191.4 million, our EBITDAre was $324.2 million and our Annualized Adjusted EBITDAre was $374.6 million. Our ratio of net debt to Annualized Adjusted EBITDAre was 4.4x as of December 31, 2023. Net debt, EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt, EBITDAre and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable financial measures calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'—Non-GAAP Financial Measures."
We also maintain an ATM Program and, as of December 31, 2023, we had the ability to sell additional common stock thereunder with an aggregate gross sales price of up to $279.4 million. We have $130.6 million of unsettled forward equity as of December 31, 2023, including $83.7 million sold through our equity offering completed in September 2023 and $46.9 million sold on a forward basis under our ATM program in the fourth quarter of 2023 and early 2024.
•Experienced and Proven Management Team.  Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale.
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the year ended December 31, 2023, 98.8% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 85.1% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
•Scalable Platform Allows for Significant Growth.    Building on our senior leadership team's experience in net lease real estate investing, we have developed leading origination, underwriting, financing, and property management capabilities. We believe our platform is scalable, and we consistently seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. During the years ended December 31, 2023, 2022 and 2021, we invested in properties with aggregate investment values of $1.0 billion, $937.4 million and $974.0 million, respectively.
•Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into leases that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, actively evaluate credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2023, leases contributing 98.8% of our annualized base rent required tenants to provide us with specified unit-level financial information.
Our Business and Growth Strategies
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable net lease properties. We intend to pursue our objective through the following business and growth strategies.

•Structure and Manage Our Diverse Portfolio with Focused and Disciplined Underwriting and Risk Management.    We seek to maintain the stability of our rental revenue and maximize the long-term return on our investments while continuing our growth by using our focused and disciplined underwriting and risk management expertise. When underwriting assets, we focus on commercially desirable properties, with strong operating performance, healthy rent coverage ratios and tenants with what we believe are attractive credit characteristics.
Leasing.    In general, we seek to enter into leases with (i) relatively long contractual terms (typically with initial terms of 15 years or more and tenant renewal options); (ii) attractive rent escalation provisions; (iii) healthy rent coverage ratios; and (iv) tenant obligations to periodically provide us with financial information, which provides us with information about the operating performance of the leased property and/or tenant and allows us to actively monitor the security of our rent payments under the lease on an ongoing basis. We prefer to use master lease structures, pursuant to which we lease multiple properties to a single-tenant on a unitary (i.e., "all or none") basis. In addition, in the context of our sale-leaseback investments, we generally seek to establish contract rents that are at or below prevailing market rents, which we believe enhances tenant retention and reduces our releasing risk if a lease is rejected in a bankruptcy proceeding or expires.
Diversification.    We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, industry or region. Our strategy targets a portfolio that, over time, will (i) derive no more than 5% of its annualized base from any single-tenant or more than 1% of its annualized base rent from any single property, (ii) be primarily leased to tenants operating in service-oriented or experience-based businesses and (iii) avoid significant geographic concentration. While we consider these criteria when making investments, we may be opportunistic in managing our business and make investments that do not meet one or more of these criteria if we believe the opportunity presents an attractive risk-adjusted return.
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
In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2023, we sold 52 properties for net sales proceeds of $138.0 million, including three properties that were vacant. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
•Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the year ended December 31, 2023, 98.8% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 85.1% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.

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
In addition, we emphasize investment in properties leased to tenants engaged in service-oriented or experience-based businesses, such as restaurants (primarily quick service and casual dining), car washes, early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, as we believe these businesses are generally more insulated from e-commerce pressure than many others.
•Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2023, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 4.7% of our annualized base rent attributable to leases expiring prior to January 1, 2029, and 98.7% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.7% per year.
•Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2023, we had $1.7 billion of gross debt outstanding and $1.6 billion of net debt outstanding. Our net income for the year ended December 31, 2023 was $191.4 million, our EBITDAre was $324.2 million, our Annualized Adjusted EBITDAre was $374.6 million and our ratio of net debt to Annualized Adjusted EBITDAre was 4.4x. Over time, we believe an appropriate ceiling for net debt is generally less than six times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including, but not limited to, the investment grade-rated unsecured bond market and bank debt, through our revolving credit facility and our unsecured term loan facilities. Net debt, EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."
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

Employees
As of December 31, 2023, we had 40 full-time employees. Our staff is mostly comprised of professionals engaged in originating, underwriting and closing investments; portfolio asset management; portfolio servicing (e.g., collections, property tax compliance, etc.); capital markets activity; sustainability initiatives; and accounting, financial reporting and cash management. Women comprise 40% of our employee base and hold approximately 50% of our management positions, providing significant leadership at our company, and minorities comprise approximately 25% of our employee base and 14% of our management team. Our commitment to diversity also extends to our Board, as three of its seven members, or approximately 43%, are women. Additionally, we have a consistent and strong record of hiring veterans of the U.S. military, including our chief executive officer and our senior vice president of investments.
We seek to provide a dynamic work environment that promotes the retention and development of our employees, and is a differentiating factor in our ability to attract new talent. We strive to offer our employees attractive and equitable compensation, regular opportunities to participate in professional development activities, outlets for civic engagement and reasonable flexibility to allow a healthy work/life balance. All of our employees are eligible to participate in our Equity Incentive Plan through the annual performance review process.
We value equal opportunity in the workplace and fair employment practices. We have built an inclusive culture that encourages, supports and celebrates our diverse employee population. We endeavor to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. We have implemented a Human Rights Policy consistent with these values. We conduct annual training in an effort to ensure that all employees remain aware of and help prevent harassment and discrimination.
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
Overall, our commitment to ESG and our strategy for pursuing the goals we’ve established to demonstrate that commitment include the following:
•Accountability and Transparency. Our Board and our management team are committed to strong corporate governance. As stewards of capital, we are committed to accountability and transparency regarding our ESG efforts;
•Reducing our Carbon Footprint. Implement sustainability upgrades at our corporate offices and our income properties to reduce our carbon footprint;
•Expanding our Relationships with our Tenants through Sustainability. Implement sustainability upgrades at our properties to positively impact our tenants' operations and prospects for success; and
•Our People are EPRT. Our diversity is our strength, creating an inclusive work environment is our culture, and all of our employees are owners, thus aligned with our fellow stockholders.
Our ESG goals include the following:
•Oversight. Maintain strong oversight and visibility over our ESG strategy and initiatives led by our independent and experienced Board, and specifically our Nominating and Corporate Governance Committee;

•Reporting. Publish our Corporate Responsibility Report during the first quarter of 2024, aligned with the Sustainability Accounting Standards Board and The Financial Stability Board Task Force on Climate-related Financial Disclosure indices;
•Measurement. Establish the carbon footprint of our portfolio, specifically our Scope 3 emissions, as we have immaterial Scope 1 and 2 emissions;
•Structure. Continue to enhance our robust cybersecurity program including using third-party experts to facilitate our system penetration testing;
•Engagement. Perform a survey of our tenants in 2024 to increase our understanding of their sustainability initiatives, expand our tenant engagement and understand how we can continue to contribute to our tenants' operational effectiveness;
•Implementation. Continue to implement energy efficiency upgrades throughout our income property portfolio;
•Equity. Continue to invest in our employees through our various benefit programs and incentive structures that maintain our alignment with our stockholders at an employee level;
•Diversity. Continue to ensure that diversity is at the forefront of our hiring practices and maintained as a key input to our operations; and
•Inclusion. Maintain our annual employee survey process to ensure consistent engagement with our team and promote our understanding of our work environment and opportunities for improvement.
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
We electronically file with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, pursuant to Section 13(a) of the Exchange Act. You may obtain these reports and any amendments thereto free of charge on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC, or by sending an email message to info@essentialproperties.com.
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
Factors beyond our control can affect the performance and value of our properties. Our performance is subject to risks incident to the ownership of commercial real estate, including: the possible inability to collect rents from tenants due to financial hardship, including tenant bankruptcies; changes in local real estate conditions and tenant demand for our properties; changes in consumer trends and preferences that reduce the demand for products and services offered by our tenants; adverse changes in national, regional and local economic conditions; inability to re-lease or sell our properties upon expiration or termination of leases; environmental risks; the subjectivity and volatility of real estate valuations and the relative illiquidity of real estate investments compared to many other financial assets, which may limit our ability to modify our portfolio promptly in response to changes in economic or other conditions; changes in laws and governmental regulations, including those governing real estate usage and zoning; changes in interest rates and the availability of financing; acts of God, including natural disasters, which may result in uninsured losses; and acts of war or terrorism, including terrorist attacks.
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
At any given time, any tenant may experience a downturn in its business, including as a result of adverse economic conditions, that may weaken its operating results or the overall financial condition of individual properties or its business as whole. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties leased from us in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases generally depends, to a significant degree, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. We could be materially and adversely affected if a number of our tenants are unable to meet their obligations to us.
Our assessment that certain businesses are more insulated from e-commerce pressure than many others may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants' ability to make rental payments to us and materially and adversely affect us.
We primarily invest in properties leased to tenants in industries where a physical location is critical to the generation of sales and profits. Such tenants are particularly focused in service-oriented and experienced-based businesses, such as car washes, early childhood education centers, medical/dental offices, quick service restaurants, automotive service facilities, equipment rental locations and convenience stores. We believe these businesses have characteristics that make them e-commerce resistant and resilient through economic cycles.While we believe this to be the case, businesses previously thought to be internet resistant, such as the retail grocery industry, have proven to be susceptible to competition from e-commerce. Technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, some of which may have different business models and larger profit margins, their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.
Properties occupied by a single-tenant pursuant to a single-tenant lease subject us to significant risk of tenant default.
Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the United States. The financial failure of, or default in payment by, a single-tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single-tenant under a master lease. The default of a tenant that leases multiple properties from us or its decision not to renew its master lease upon expiration could materially and adversely affect us.
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
Geographic, industry and tenant concentrations expose us to greater economic or regulatory risks than if we owned a more diverse portfolio. Our business includes substantial holdings in the following states as of December 31, 2023 (based on annualized base rent): Texas (13.1%), Georgia (8.0%), Ohio (6.0%), Florida (5.9%) and Wisconsin (5.2%). We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we own substantial assets (or in which we may develop a substantial concentration of assets in the future), such as epidemics, pandemics or public health crises and measures intended to mitigate their spread, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.
As of December 31, 2023, our five largest tenants contributed 11.2% of our annualized base rent, and our ten largest tenants contributed 18.1% of our annualized base rent. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, and prospects.
As we continue to acquire properties, our portfolio may become more concentrated by geographic area, industry or tenant. If our portfolio becomes less diverse, our business will be more sensitive to a general economic downturn in a particular geographic area, to changes in trends affecting a particular industry and to the financial weakness, bankruptcy or insolvency of fewer tenants.

The vast majority of our properties are leased to unrated tenants whose credit is evaluated through our internal underwriting and credit analysis. However, the tools and methods we use, such as property-level rent coverage ratio, may not accurately assess the investment related credit risk.
The vast majority of our properties are leased to unrated tenants whose credit is evaluated through our internal underwriting and credit analysis. Substantially all of our tenants are required to provide financial information to us periodically or, in some instances, at our request. As of December 31, 2023, leases contributing 98.8% of our annualized base rent required tenants to provide us with specified unit-level financial information and leases contributing 98.8% of our annualized base rent required tenants to provide us with corporate-level financial information.
We analyze the creditworthiness of our tenants using Moody’s Analytics RiskCalc, which provides an estimated default frequency (“EDF”) and a “shadow rating,” and a lease's property-level rent coverage ratio. Our methods may not adequately assess the risk of an investment. An EDF score and a shadow rating are not the same as, and may not be as indicative of creditworthiness as, a rating published by a nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are unaudited and are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and our cash flows may be less stable. The ability of an unrated tenant to meet its obligations to us may be more speculative than that of a rated tenant.
We may be unable to renew expiring leases with existing tenants or re-lease spaces to new tenants on favorable terms or at all.
Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of December 31, 2023, our occupancy was 99.8% and leases representing approximately 4.7% of our annualized base rent as of such date will expire prior to 2029. Current tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.
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
Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. As of December 31, 2023, the largest industries in our portfolio were restaurants (including quick service, casual dining and family dining), car washes, early childhood education, medical and dental services, entertainment (including movie theaters), automotive service, equipment rental and sales, and convenience stores. As of December 31, 2023, tenants operating in those industries represented approximately 84.7% of our annualized base rent. EquipmentShare, Chicken N Pickle , Crunch Fitness, Captain D's, Tidal Wave Auto Spa, Festival Foods, Five Star, Mister Car Wash, Spare Time Entertainment and John Deere represent the largest concepts in our portfolio. These types of businesses depend on the willingness of consumers to physically patronize their businesses and use discretionary income to purchase their products or services. To the extent that the COVID-19 pandemic or the responses thereto caused a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants would be adversely affected and their ability to meet their obligations to us could be impaired. Additional adverse economic conditions and other developments that discourage consumer spending, such as high unemployment levels, wage stagnation, interest rates, inflation, tax rates and fuel and energy costs, may have an adverse impact on the results of operations and financial conditions of our tenants and their ability to pay rent to us.

Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.
The vast majority of our leases provide for periodic contractual rent escalations. As of December 31, 2023, leases contributing 98.7% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.7% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 2.4% of our rent escalators relate to an increase in the CPI over a specified period. During periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based on higher fixed percentages or amounts. Conversely, during periods of relatively high inflation, fixed rate rent increases may be lower than the rate of inflation, resulting in a deterioration of the real return on our assets. Recently, numerous measures of inflation have been relatively high, and our fixed rent escalators have not resulted in increases that equal or exceed the rate of inflation. Similarly, to the extent our tenants are unable to increase the prices they charge to their customers in response to any rent increases, their ability to meet their rental payment and other obligations to us could be reduced.
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
As of December 31, 2023, tenants contributing 9.1% of our annualized base rent operated under franchise or license agreements. Often, our tenants’ franchise or license agreements have terms that end prior to the expiration dates of the properties they lease from us. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.
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
Many of our leases relate to properties that have been designed or physically modified for a particular tenant. If such a lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, if we determine to sell the property, we may have difficulty selling it to a party other than the current tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand.
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
Growth through property acquisitions is a primary element of our strategy. Our ability to expand through acquisitions requires us to identify, finance and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully finance and integrate newly acquired properties into our portfolio, which may be constrained by the following significant risks: we face competition from other real estate investors, some of which have greater economies of scale, lower costs of capital, access to more financial resources, greater name recognition than we do, and a greater ability to borrow funds and the ability to accept more risk than we can prudently manage, which may significantly reduce our acquisition volume or increase the purchase price for property we acquire, which could reduce our growth prospects; we may be unable to locate properties that will produce a sufficient spread between our cost of capital and the lease rate we can obtain from a tenant, in which case our ability to profitably grow our company will decrease; we may fail to have sufficient capital resources to complete acquisitions or our cost of capital could increase; we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete; we may acquire properties that are not accretive to our results upon acquisition; our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property; we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto; we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and we may obtain only limited warranties when we acquire a property, including properties purchased in “as is” condition on a “where is” basis and “with all faults,” without warranties of merchantability or fitness for a particular purpose and pursuant to purchase agreements that contain only limited warranties, representations and indemnifications that survive for only a limited period after the closing. If any of these risks are realized, we may be materially and adversely affected.
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
In order to qualify as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at the corporate rate to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Accordingly, we will not be able to fund all of our future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on other sources of capital, including net proceeds from asset sales and external third-party sources to fund a portion of our capital needs. Our access to debt and equity capital, and the cost thereof, depends on many factors, including general market conditions, interest rates, inflation, the market's perception of our growth potential, our debt levels, our credit rating, our current and expected future earnings, our cash flow and cash distributions, and the market price of our common stock. In particular, the market price of our common stock on the New York Stock Exchange (“NYSE”) has experienced significant volatility. Similarly, the availability and pricing of debt and equity capital has been volatile and, in many instances, more expensive. Accordingly, we could experience difficulty accessing debt and equity capital on attractive terms, or at all, which would adversely affect our ability to grow our business, conduct our operations or address maturing liabilities. Similarly, a deterioration in access to capital or an increase in cost may adversely affect our tenants' abilities to finance their businesses and reduce their liquidity, which could reduce their ability to meet their obligations to us.
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
Our ability to operate our business and grow our portfolio depend, in large part, upon the efforts of our senior executive team. Several of our executives have extensive experience and strong reputations in the real estate industry and have been important in setting our strategic direction, operating our business, assembling and growing our portfolio, identifying, recruiting and training key personnel, and arranging necessary financing. In particular, relationships that these individuals have with financial institutions and existing and prospective tenants are important to our growth and the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.
The long-term impact of the COVID-19 pandemic is unclear and could further adversely affect us.
The direct adverse impact of the COVID-19 pandemic on us has significantly diminished; however, its long-term impact is unclear. For instance, a reinstitution of lockdowns, quarantines, restrictions on travel, “shelter in place” rules, school closures and/or restrictions on the types of businesses that may continue to operate or limitations on certain business operations, whether in response to a COVID-19 resurgence or another pathogen, could cause a decline in economic activity and a reduction in consumer confidence that could impair the ability of many of our tenants to operate their businesses and meet their obligations to us, including rental payment obligations.
More broadly, to the extent the COVID-19 pandemic has caused or causes a secular change in consumer behavior that reduces patronage of service-based and/or experience-based businesses, many of our tenants will be adversely affected and their ability to meet their obligations to us could be impaired; this could also reduce the value of our properties and cause us to realize impairment charges.
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
If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant's ability to make payments to us, including rental payments and, where applicable, indemnification payments. Additionally, the known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. Environmental laws may also create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used, and these restrictions may require substantial expenditures.
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
Compliance with the Americans with Disability Act of 1990 (the “ADA”), fire and safety regulations, and other regulations may require us to make unanticipated expenditures.
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

Risks Related to Our Indebtedness
As of December 31, 2023, we had $1.7 billion of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.
As of December 31, 2023, we had $1.7 billion of indebtedness outstanding. This indebtedness consisted of $1.3 billion of combined borrowings under our term loans and $400.0 million outstanding principal amount of senior unsecured notes. We had no indebtedness outstanding under our Revolving Credit Facility as of December 31, 2023, but we may borrow from this facility in the future. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs, including funding our investment program, or to make the distributions to our common stockholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to make our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to consummate investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of the debt being refinanced; because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense; we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of our hedge agreements, we will be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross-default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us.
Our business plan depends on external sources of capital, including debt financings, and market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on commercially acceptable terms or at all.
Credit markets have recently experienced significant price volatility, interest rate fluctuations, displacement and liquidity disruptions. In particular, credit spreads in certain credit markets have recently been wider relative to historical levels. Such circumstances could materially impact liquidity in the financial markets, making financing terms for borrowers less attractive, and potentially result in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. A deterioration in our credit or credit rating, reductions in our available borrowing capacity or our inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.
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
We use hedging strategies, in a manner consistent with the REIT qualification requirements, in an effort to reduce our exposure to changes in interest rates. As of December 31, 2023, we were party to 25 interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.3 billion that are designated as cash flow hedges and designed to effectively fix the Secured Overnight Financing Rate (“SOFR”) component of the interest rate on the debt outstanding under our term loans. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions and may materially and adversely affect our business by increasing our cost of capital and reducing the net returns we earn on our portfolio.
SOFR, which has replaced the London Interbank Offer Rate (“LIBOR”) as the principal floating rate benchmark, has a limited history, is different than LIBOR and rates derived from SOFR may perform differently than LIBOR would have performed, which could create increased volatility in our cost of borrowing or increase our interest expense.
In anticipation of the discontinuation of LIBOR as a floating rate benchmark, we transitioned the reference interest rate used in connection with our floating rate debt obligations to ones based on SOFR, which the Alternative Reference Rates Committee, convened by the Federal Reserve Board and the Federal Reserve Bank of New York, selected as the principal floating rate benchmark in the financial markets. SOFR-based rates differ from LIBOR, and the differences may be material. For example, SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. Because SOFR is a financing rate based on overnight secured funding transactions, it differs fundamentally from LIBOR, which was intended to be an unsecured rate that represents interbank funding costs for different short-term tenors. LIBOR was a forward-looking rate reflecting expectations regarding interest rates for those tenors. Thus, LIBOR was intended to be sensitive to bank credit risk and to short-term interest rate risk. In contrast, SOFR is a secured overnight rate reflecting the credit of U.S. Treasury securities as collateral. Thus, SOFR is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates. However, like LIBOR, some SOFR-based rates, including the ones used in connection with our floating rate debt obligations, are forward-looking term rates. SOFR and SOFR-based rates have a limited history, and there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will ultimately prove to be a suitable substitute for LIBOR. SOFR-based reference rates cannot be predicted based on SOFR’s history, and future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. Additionally, SOFR has been more volatile than other benchmark or market rates, such as three-month LIBOR. Accordingly, there can be no assurance that our transition to term SOFR in connection with our floating rate borrowings will not result in increased volatility in our cost of borrowing or increased interest expense.
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
The market price of our common stock on the NYSE has experienced significant volatility. The market price of our common stock will fluctuate, and such fluctuations could be significant and frequent; accordingly, our common stockholders may experience a significant decrease in the value of their shares, including decreases that may be related to technical market factors and may be unrelated to our operating performance or prospects. Similarly, the trading volume of our common stock may decline, and our common stockholders could experience a decrease in liquidity. A number of factors could negatively affect the price per share of our common stock, including: actual or anticipated variations in our quarterly operating results or distributions; changes in our funds from operations (“FFO”), core FFO (“Core FFO”), adjusted FFO (“AFFO”) or guidance; changes in our net investment activity; difficulties or inability to access equity or debt capital on attractive terms or extend or refinance existing debt; increases in our leverage; changes in our management or business strategy; failure to comply with the NYSE listing requirements or other regulatory requirements; and the other factors described in this Risk Factors section. Many of these factors are beyond our control. These factors may cause the market price of shares of our common stock to decline significantly, regardless of our financial condition, results of operations, business or our prospects.
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
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor (such as OP Units), or the perception that such sales might occur, could adversely affect the market price of our common stock. OP Units (“OP Units”) are limited partnership interests in the Operating

Partnership. Generally, beginning on and after the date that is 12 months after the issuance of OP Units, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock. Additionally, such sales would dilute the voting power and ownership interest of existing common stockholders. Our charter provides that we may issue up to 500,000,000 shares of common stock, and a majority of our entire Board has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2023, we had 164,635,150 shares of common stock outstanding and 553,847 OP Units outstanding (excluding OP Units held directly or indirectly by us). Any exchange of OP Units for common stock may result in stockholder dilution. In the future we may acquire properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions. As of December 31, 2023, 4,365,504 shares remain available for issuance under our 2023 Incentive Plan.
General Risk Factors
We may be vulnerable to security breaches or cyber attacks which could disrupt our operations and have a material adverse effect on our financial condition and operating results.
We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. Security breaches, cyber attacks, or disruption, of our or our third-party service providers’ physical or information technology infrastructure, networks and related management systems could result in, among other things, a breach of our networks and information technology infrastructure, the misappropriation of our or our tenants’ proprietary or confidential information, interruptions or malfunctions in our or our tenants’ operations, misstated financial reports, violations of loan covenants, an inability to monitor compliance with REIT qualification requirements, breach of our legal, regulatory or contractual obligations, our inability to access or rely upon critical business records, unauthorized access to our facilities or other disruptions in our operations. Numerous sources can cause these types of incidents, including physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or tenants; or security events impacting our third-party service providers or our partners or tenants.
We recognize the increasing volume of cyber attacks and employ commercially reasonable efforts to provide reasonable assurance such attacks are appropriately mitigated. We may be required to expend significant financial resources and management time to protect against or respond to such breaches. Techniques used to breach security change frequently and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack.

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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cyber criminals are becoming more sophisticated and effective every day, and all companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing our systems and data a top priority. Our Board and our management are actively involved in our overall enterprise risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, procedures and processes for assessing, identifying, and managing material risks from cybersecurity threats. There can be no guarantee that our policies, procedures and processes will be properly followed in every instance or that those policies, procedures and processes will be effective. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, we can provide no assurance that there will not be incidents in the future or that they will not materially affect us. For more information about risks relating to cybersecurity matters see “Item 1A. Risk-Factors—General Risk Factors—We may be vulnerable to security breaches or cyber attacks which could disrupt our operations and have a material adverse effect on our financial condition and operating results.”
Risk Management and Strategy
Our policies, procedures and processes for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall enterprise risk management program. Our cybersecurity program in particular focuses on the following key areas:
Collaboration
Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Personnel primarily responsible for security, risk and compliance matters meet periodically to develop strategies for preserving the confidentiality, integrity and availability of Company and tenant information, identifying, preventing and mitigating cybersecurity threats, and responding to any cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of material cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.
Risk Assessment
At least annually, we, with the assistance of an external cybersecurity consultant, conduct a cybersecurity risk assessment that takes into account information from internal personnel, known potential information security vulnerabilities and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, its Nominating and Corporate Governance Committee, and members of management.
Technical Safeguards
We periodically assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are periodically evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.
Incident Response and Recovery Planning
We have established comprehensive incident response and recovery plans and continue to periodically test and evaluate the effectiveness of those plans. Our incident response and recovery plans address—and guide our employees, management and the Board on—our response to a cybersecurity incident.

Third-Party Risk Management
We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of engagement, contract renewal and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties, and investigate security incidents that have impacted our third-party providers, as appropriate.
Education and Awareness
Each of our employees is required to comply with our cybersecurity policies. We regularly remind employees of the importance of handling and protecting our data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.
External Assessments
Our cybersecurity policies and procedures are periodically assessed by our external cybersecurity consultant. These assessments include a variety of activities including information security maturity assessments, penetration tests, and independent reviews of our information security control environment and operating effectiveness. The results of significant assessments are reported to management, the Board and its Nominating and Corporate Governance Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.
Governance
Board Oversight
Our Board, in coordination with its Nominating and Corporate Governance Committee, oversees our management of cybersecurity risk. They receive periodic reports from management and our external cybersecurity consultant about the identification, prevention, detection, mitigation and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Nominating and Corporate Governance Committee directly oversees our cybersecurity program. The Nominating and Corporate Governance Committee receives periodic updates from management and our external cybersecurity consultant on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.
Management’s Role
Our chief financial officer (“CFO”) has primary responsibility for assessing and managing material risks from cybersecurity threats. The CFO meets periodically with our external cybersecurity consultant to review security performance metrics and identify security risks. The CFO and our external cybersecurity consultant also consider and make recommendations on security policies and procedures, security service requirements and risk mitigation strategies to the Nominating and Corporate Governance Committee.
Item 2. Properties.
Our Real Estate Investment Portfolio
As of December 31, 2023, we had a portfolio of 1,873 properties, inclusive of 136 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $364.8 million. Our 374 tenants operate 588 different concepts in 16 industries across 48 states. None of our tenants represented more than 3.8% of our portfolio at December 31, 2023 and our top ten largest tenants represented 18.1% of our annualized base rent as of that date.

Diversification by Tenant
As of December 31, 2023, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts they operate as of December 31, 2023 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	48	$14,039	3.8%
CNP Holdings, LLC	Chicken N Pickle	8	8,346	2.3%
Busy Bees US Holdings Limited	Various	31	6,943	1.9%
New Potato Creek Holdings, LLC	Tidal Wave Auto Spa	16	5,943	1.6%
Mdsfest, Inc.	Festival Foods	6	5,778	1.6%
The Track Holdings, LLC	Five Star	10	5,695	1.6%
Captain D's, LLC	Captain D's	77	5,627	1.5%
SB Pep Holdco, LLC(3)	Various	12	4,650	1.3%
Premier Early Childhood Education Partners LLC	Various	26	4,619	1.3%
Car Wash Partners, Inc.	Mister Car Wash	13	4,566	1.3%
Top 10 Subtotal		247	66,205	18.1%
Other		1,623	298,571	81.9%
Total		1,870	$364,776	100.0%
 __________________________________________
(1)Represents tenant or guarantor.
(2)Excludes three vacant properties.
(3)Includes properties leased to a subsidiary of Accelerated Brands.
As of December 31, 2023, our five largest tenants, who contributed 11.2% of our annualized base rent, had a rent coverage ratio of 7.3x while our ten largest tenants, who contributed 18.1% of our annualized base rent, had a rent coverage ratio of 5.4x.
As of December 31, 2023, 95.9% of our leases (based on annualized base rent) were triple-net, where the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 588 concepts (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of December 31, 2023 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$14,039	3.8%	48	823,701
Chicken N Pickle	Experience	8,346	2.3%	8	279,483
Crunch Fitness	Experience	8,028	2.2%	19	675,084
Captain D's	Service	6,707	1.8%	88	228,470
Tidal Wave Auto Spa	Service	5,943	1.6%	16	30,497
Festival Foods	Retail	5,778	1.6%	6	465,660
Five Star	Experience	4,717	1.3%	9	65,455
Mister Car Wash	Service	4,566	1.3%	13	54,621
Spare Time Entertainment	Experience	4,521	1.2%	6	272,979
John Deere	Service	4,259	1.2%	22	395,014
Top 10 Subtotal		66,904	18.3%	235	3,290,964
Other		297,872	81.7%	1,635	15,301,544
Total		$364,776	100.0%	1,870	18,592,508
 ______________________________________
(1)Excludes three vacant properties.

Diversification by Industry
Our tenants' business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2023 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$55,177	15.1%	179	887,863	$62.53
Early Childhood Education	Service	42,288	11.6%	191	1,990,269	21.25
Quick Service	Service	39,101	10.7%	427	1,145,403	34.48
Medical / Dental	Service	38,581	10.6%	206	1,557,129	24.78
Automotive Service	Service	30,003	8.2%	224	1,526,876	19.65
Casual Dining	Service	25,506	7.0%	115	817,546	31.20
Equipment Rental and Sales	Service	18,572	5.1%	72	1,252,458	14.83
Convenience Stores	Service	18,415	5.0%	145	578,272	33.09
Other Services	Service	8,634	2.4%	46	600,191	14.39
Family Dining	Service	6,835	1.9%	38	249,173	27.43
Pet Care Services	Service	5,904	1.6%	38	260,429	23.92
Service Subtotal		289,016	79.2%	1,681	10,865,609	26.73
Entertainment	Experience	29,970	8.2%	54	1,727,559	17.35
Health and Fitness	Experience	15,633	4.3%	38	1,427,431	11.34
Movie Theatres	Experience	4,398	1.2%	6	293,206	15.00
Experience Subtotal		50,001	13.7%	98	3,448,196	14.71
Grocery	Retail	11,604	3.2%	32	1,477,780	7.85
Home Furnishings	Retail	1,491	0.4%	3	176,809	8.44
Retail Subtotal		13,095	3.6%	35	1,654,589	7.91
Other Industrial	Industrial	8,754	2.4%	33	1,367,097	6.40
Building Materials	Industrial	3,910	1.1%	23	1,257,017	3.11
Industrial Subtotal		12,664	3.5%	56	2,624,114	4.83
Total/Weighted Average		$364,776	100.0%	1,870	18,592,508	$19.73
 ____________________________________________________
(1)Excludes three vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of December 31, 2023, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.8x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.2x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 10.9x.

Diversification by Geography
Our 1,873 properties locations are located in 48 states. The following table details the geographical locations of our properties as of December 31, 2023 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$47,745	13.1%	215	2,312,947
Georgia	29,165	8.0%	153	1,051,818
Ohio	22,002	6.0%	141	1,198,456
Florida	21,455	5.9%	86	775,400
Wisconsin	19,048	5.2%	72	1,011,950
Missouri	13,274	3.6%	69	849,260
North Carolina	12,394	3.4%	63	642,318
Arizona	11,874	3.3%	52	562,798
Oklahoma	10,849	3.0%	59	831,399
Michigan	10,400	2.9%	60	1,002,532
Alabama	9,791	2.7%	56	514,795
New Jersey	9,296	2.6%	29	373,874
New York	8,749	2.4%	58	304,086
Arkansas	8,675	2.4%	58	480,277
Virginia	8,662	2.4%	29	321,102
Illinois	8,659	2.4%	51	403,037
Minnesota	8,633	2.4%	40	551,746
Tennessee	8,592	2.4%	51	349,388
South Carolina	8,310	2.3%	50	456,252
Pennsylvania	7,402	2.0%	39	391,321
Indiana	7,140	2.0%	49	365,594
Mississippi	6,718	1.8%	53	316,851
Connecticut	6,513	1.8%	20	508,568
Colorado	6,202	1.7%	28	319,000
Massachusetts	6,119	1.7%	31	431,281
Iowa	5,297	1.5%	32	363,483
Nevada	4,385	1.2%	13	104,860
Kentucky	4,234	1.2%	38	234,363
Kansas	3,918	1.1%	17	162,837
California	3,647	1.0%	17	125,741
Louisiana	3,624	1.0%	19	133,848
New Hampshire	3,499	1.0%	15	255,981
New Mexico	3,359	0.9%	21	128,455
South Dakota	2,684	0.7%	9	130,152
Washington	2,382	0.7%	12	99,374
Maryland	2,379	0.7%	9	75,410
West Virginia	1,655	0.5%	24	66,746
Maine	1,002	0.3%	3	56,981
Utah	956	0.3%	2	67,659
Nebraska	911	0.3%	8	32,892
Idaho	644	0.2%	2	41,146
North Dakota	559	0.2%	4	62,270
Rhode Island	466	0.1%	2	22,865
Wyoming	453	0.1%	2	14,001
Oregon	403	0.1%	7	119,584
Alaska	250	0.1%	2	6,630
Vermont	223	0.1%	1	30,508
Montana	179	0.1%	1	—
Total	$364,776	100.0%	1,873	18,661,836

Lease Expirations
As of December 31, 2023, the weighted average remaining term of our leases was 14.0 years (based on annualized base rent), with only 4.7% of our annualized base rent attributable to leases expiring prior to January 1, 2029. The following table sets forth our lease expirations for leases in place as of December 31, 2023 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2024	$1,506	0.4%	20	2.3	x
2025	2,226	0.6%	15	3.2	x
2026	3,046	0.8%	19	3.0	x
2027	6,140	1.7%	55	2.9	x
2028	4,323	1.2%	16	2.7	x
2029	9,701	2.7%	113	5.2	x
2030	4,116	1.1%	45	4.7	x
2031	13,059	3.6%	78	2.8	x
2032	12,209	3.3%	47	4.2	x
2033	7,842	2.1%	24	3.4	x
2034	28,169	7.7%	200	6.6	x
2035	14,795	4.1%	98	3.7	x
2036	39,372	10.8%	159	4.4	x
2037	21,714	6.0%	127	6.0	x
2038	42,516	11.7%	178	3.6	x
2039	17,471	4.8%	80	2.5	x
2040	28,548	7.8%	126	2.5	x
2041	23,060	6.3%	111	2.6	x
2042	40,198	11.0%	177	3.3	x
2043	37,333	10.2%	158	2.9	x
Thereafter	7,432	2.0%	24	4.1	x
Total/Weighted Average	$364,776	100.0%	1,870	3.8	x
 _______________________________________________________________
(1)Expiration year of contracts in place as of December 31, 2023, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes three vacant properties.
(3)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of December 31, 2023, the weighted average rent coverage ratio of our portfolio was 3.8x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of December 31, 2023 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	73.2%
1.50x to 1.99x	12.5%
1.00x to 1.49x	9.9%
< 1.00x	3.1%
Not reported	1.3%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of December 31, 2023 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	0.1%	0.4%	0.1%	0.8%	0.5%
B-	—%	0.1%	0.1%	—%	1.1%
B	0.2%	0.1%	1.9%	1.1%	7.4%
B+	0.1%	1.1%	2.3%	0.7%	13.4%
BB-	—%	—%	0.7%	2.9%	9.6%
BB	0.2%	0.3%	1.0%	0.7%	5.4%
BB+	—%	0.2%	1.4%	2.1%	9.8%
BBB-	—%	0.4%	1.0%	1.7%	8.2%
BBB	0.2%	0.1%	0.3%	1.5%	7.7%
BBB+	—%	—%	0.3%	0.1%	2.3%
A-	—%	—%	0.1%	0.1%	2.2%
A	—%	—%	—%	0.4%	1.9%
A+	—%	—%	0.6%	—%	0.2%
AA-	—%	—%	—%	—%	—%
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NYSE under the symbol "EPRT". As of February 9, 2024, there were 196 holders of record of the 166,102,747 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
We have determined that, for federal income tax purposes, approximately 86.0% of the distributions paid for the 2023 tax year represented taxable income and 14.0% represented a return of capital.
Issuer Purchases of Equity Securities
During the year ended December 31, 2023, the Company did not repurchase any of its equity securities.
Stock Performance Graph
The following performance graph and related table compare, for the five year period ended December 31, 2023, the cumulative total stockholder return on our common stock with that of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the FTSE NAREIT All Equity REITs index ("FNER"). The graph and related table assume $100.00 was invested on January 1, 2019 and assumes the reinvestment of all dividends. The historical stock price performance reflected in the graph and related table is not necessarily indicative of future stock price performance.

Essential Properties Realty Trust, Inc.

Ticker / Index	1/1/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
EPRT	100.00	187.70	169.71	238.32	204.45	233.36
S&P 500	100.00	136.89	159.19	202.58	162.81	202.31
FNER	100.00	123.96	113.69	156.04	113.51	121.37
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
Equity Compensation Plan Information
The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of December 31, 2023, 92.9% of our $364.8 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2023 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of December 31, 2023, we had a portfolio of 1,873 properties (inclusive of 136 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $364.8 million and was 99.8% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of December 31, 2023, our portfolio was 99.8% occupied by 374 tenants operating 588 different brands, or concepts, in 16 industries across 48 states, with none of our tenants contributing more than 3.8% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single-tenant or more than 1% from any single property.
Long Lease Term. As of December 31, 2023, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with 4.7% of our annualized base rent attributable to leases expiring prior to January 1, 2029. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the year ended December 31, 2023, approximately 98.8% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of December 31, 2023, 65.7% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of December 31, 2023, 98.7% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of December 31, 2023, our average investment per property was $2.7 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2023, our portfolio’s weighted average rent coverage ratio was 3.8x, and 98.8% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended March 31, 2022 through December 31, 2023 (dollars in thousands):

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment activity	$207,147	$277,361	$213,327	$314,865
Number of transactions	24	29	30	43
Property count	57	78	65	93
Avg. investment per unit	$3,401	$3,350	$2,812	$3,008
Cash cap rate [1]	7.6%	7.4%	7.6%	7.9%
GAAP cap rate [2]	9.0%	8.7%	8.7%	9.1%
Master lease percentage [3,4]	86%	57%	60%	72%
Sale-leaseback percentage [3,5]	100%	99%	100%	97%
Existing relationship percentage	94%	66%	86%	96%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.3x	3.9x	3.3x	3.3x
Lease term (years)	19.0	19.3	17.6	17.6

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment activity	$237,795	$175,738	$195,454	$328,370
Number of transactions	23	23	27	39
Property count	105	39	40	115
Avg. investment per unit	$2,187	$3,870	$3,750	$2,782
Cash cap rate [1]	7.0%	7.0%	7.1%	7.5%
GAAP cap rate [2]	7.8%	8.0%	8.2%	8.8%
Master lease percentage [3,4]	83%	86%	68%	90%
Sale-leaseback percentage [3,5]	100%	100%	89%	99%
Existing relationship percentage	83%	79%	94%	95%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.3x	2.7x	4.4x	3.2x
Lease term (years)	15.0	17.2	16.5	18.7
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
The following table sets forth select information about our quarterly disposition activity for the quarters ended March 31, 2022 through December 31, 2023 (dollars in thousands):

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Disposition volume[1]	$37,161	$41,736	$28,496	$30,602
Cash cap rate on leased assets [2]	6.1%	6.2%	6.5%	6.6%
Leased properties sold [3]	17	14	9	9
Vacant properties sold [3]	—	2	1	—

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Disposition volume[1]	$18,443	$26,091	$35,513	$75,522
Cash cap rate on leased assets [2]	7.1%	6.2%	6.2%	6.9%
Leased properties sold [3]	6	8	12	25
Vacant properties sold [3]	—	—	—	1
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of December 31, 2023, the net investment value of our income property portfolio totaled $4.5 billion, consisting of investments in 1,873 properties (inclusive of 136 properties which secure our investments in mortgage loans receivable), with annualized base rent of $364.8 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy level of our portfolio is high (99.8% as of December 31, 2023) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance, costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of December 31, 2023, three of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single-tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new single-tenant properties. Our short-term liquidity requirements also include the funding needs associated with 74 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of December 31, 2023, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $435.2 million, and, as of such date, we have funded

$254.6 million of this commitment. We expect to fund the remaining commitment totaling $180.6 million by December 31, 2024.
Additionally, as of February 9, 2024, we were under contract to acquire 20 properties with an aggregate purchase price of $59.4 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single-tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our 2022 ATM Program, under which we may issue common stock with an aggregate gross sales price of up to $278.5 million as of February 9, 2024.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the year ended December 31, 2023, our Board declared total cash distributions of $1.12 per share of common stock/OP Unit totaling $176.0 million and $47.2 million is payable as of December 31, 2023. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of December 31, 2023, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 4.9 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at December 31, 2023, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At December 31, 2023, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of December 31, 2023 and 2022:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$—	$200,000	—%	2.9%
2027 Term Loan	February 2027	430,000	430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
2029 Term Loan	February 2029 (2)	450,000	—	4.3%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,680,000	$1,430,000	3.6%	3.3%
_______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was amended on August 24, 2023 (the "Credit Agreement") and provides for revolving loans of up to $600.0 million (the "Revolving Credit Facility") and an additional $850.0 million of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan") and a $450.0 million term loan (the “2029 Term Loan” and, together with the 2028 Term Loan, the "CF Term Loans”). All principal amounts available under the 2028 Term Loan were drawn in the third and fourth quarters of 2022. Concurrently with the closing of the August 24, 2023 amendment, $250.0 million of the 2029 Term Loan was drawn with further draws of $125.0 million made in September 2023 and $75.0 million made in October 2023. The $200.0 million previously outstanding under the Company's term loan due in April 2024 (the "2024 Term Loan") was repaid in full with a portion of the Company's initial borrowings under the 2029 Term Loan in August 2023.
The Revolving Credit Facility matures on February 10, 2026, with two extension options of six months each, exercisable by the Operating Partnership subject to the satisfaction of certain conditions. The 2028 Term Loan matures on January 25, 2028 and the 2029 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election which can extend the maturity to February 24, 2029. The loans under each of the Revolving Credit Facility and the CF Term Loans initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the CF Term Loans). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are a spread and rate, as applicable, set according to the Company's credit ratings provided by S&P, Moody's and/or Fitch.
Each of the Revolving Credit Facility and the CF Term Loans is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions exceeds the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the CF Term Loans cannot be reborrowed. The Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $600.0 million.
The Operating Partnership is the borrower under the Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2023, we were in compliance with these covenants.
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

The borrowings under the 2027 Term Loan, as amended, bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin. The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin was initially a spread set according to a leverage-based pricing grid. In May 2022, the Operating Partnership made an irrevocable election to have the applicable margin be a spread set according to the Company’s corporate credit ratings provided by S&P, Moody’s and/or Fitch. The 2027 Term Loan is pre-payable at any time by the Operating Partnership without penalty. The 2027 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500.0 million.
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2023, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2023, we were in compliance with these covenants.
Cash Flows
Comparison of the years ended December 31, 2023 and 2022
As of December 31, 2023, we had $39.8 million of cash and cash equivalents and $9.2 million of restricted cash, as compared to $62.3 million of cash and cash equivalents and $9.2 million of restricted cash as of December 31, 2022.
Cash Flows for the year ended December 31, 2023
During the year ended December 31, 2023, net cash provided by operating activities was $254.6 million and our net income was $191.4 million. Our cash flows from operating activities are primarily dependent upon the occupancy of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest, and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $68.3 million, including i) depreciation and amortization of tangible, intangible and right-of-use real estate assets, and amortization of deferred financing costs and other non-cash interest expense of $107.6 million, ii) loss on debt extinguishment of $0.1 million, iii) our provision for impairment of real estate of $3.5 million, iv) adjustment to rental revenue for tenant credit of $0.6 million, and v) non-cash equity-based compensation expense of $9.0 million, reduced by i) our $24.2 million gain on dispositions of real estate, net, ii) $28.3 million related to the recognition of straight-line rent receivables, and iii) the subtraction of the change in our provision for credit losses of $0.1 million. An additional inflow was our increase in accrued liabilities and other payables of $0.8 million, offset by the outflow caused by the increase in our rent receivables, prepaid expenses and other assets of $6.0 million.

Net cash used in investing activities during the year ended December 31, 2023 was $857.1 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures, construction in progress and lease incentives, and in mortgage loans receivable, which totaled $1.0 billion in the aggregate for the year ended December 31, 2023. These cash outflows were partially offset by $128.6 million of proceeds from sales of investments, net of disposition costs, and $27.9 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $580.0 million during the year ended December 31, 2023 reflected net cash inflows of $507.3 million from the issuance of common stock, $248.0 million from new borrowings under the 2029 Term Loan and $70.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $168.2 million in dividends, $0.9 million of offeing costs paid related to our follow-on offerings and the ATM program, repayment of $70.0 million of borrowings under the Revolving Credit Facility, the payment of deferred financing costs of $2.4 million, and the payment of $3.7 million in taxes related to the net settlement of equity awards.
Cash Flows for the year ended December 31, 2022
During the year ended December 31, 2022, net cash provided by operating activities was $211.0 million. Our cash flows from operating activities primarily depend on the occupancy of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Cash inflows during 2022 related to net income adjusted for non-cash items of $210.5 million (net income of $134.7 million adjusted for non-cash items, including the addition of depreciation and amortization of tangible, intangible and right-of-use real estate assets, amortization of deferred financing costs and other non-cash interest expense, loss on debt extinguishment and provision for impairment of real estate, offset by the subtraction of the change in our provision for credit losses, gain on dispositions of real estate, net, straight-line rent receivable, equity-based compensation expense and adjustment to rental revenue for tenant credit, which in aggregate net to an addition of $75.7 million), a decrease in rent receivables, prepaid expenses and other assets of $4.5 million and a decrease in accrued liabilities and other payables of $3.9 million.
Net cash used in investing activities during the year ended December 31, 2022 was $706.1 million. Our net cash used in investing activities is generally used to fund our investments in real estate, the development of our construction in progress and investments in mortgage loans receivable, offset by cash provided from the disposition of real estate and principal collections on our loans and direct financing lease receivables. The cash used in investing activities during 2022 primarily included $728.7 million to fund investments in real estate, $115.0 million of investments in loans receivable, $51.9 million to fund construction in progress and $7.5 million paid to tenants as lease incentives. These cash outflows were partially offset by $126.6 million of proceeds from sales of investments, net of disposition costs, and $70.4 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities was $506.8 million during the year ended December 31, 2022. Our net cash provided by financing activities in 2022 related to cash inflows of $403.9 million from the issuance of common stock in a follow-on equity offering and through our ATM Program, and $299.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by $443.0 million of repayments on the Revolving Credit Facility, the payment of $141.7 million in dividends, $1.0 million of offering costs paid related to our follow-on offering and the ATM Program, the payment of deferred financing costs of $5.0 million and $2.5 million of payments for taxes related to the net settlement of equity awards.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations
The following table provides information with respect to our contractual obligations as of December 31, 2023:

	Payment due by period
(in thousands)	Total	2024	2025-2026	2027-2028	Thereafter
Unsecured Term Loans	$1,280,000	$—	$—	$830,000	$450,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—	—	—
Tenant Construction Financing and Reimbursement Obligations (1)	180,630	180,630	—	—	—
Operating Lease Obligations (2)	24,359	1,641	2,624	2,035	18,059
Total	$1,884,989	$182,271	$2,624	$832,035	$868,059
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $22.2 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures, as adjusted for growth.
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
Allowance for Credit Losses
Under ASC Topic 326, Financial Instruments - Credit Losses, we use a real estate loss estimate model (“RELEM”) which estimates losses on our loans and direct financing lease receivable portfolio, for purposes of calculating allowances for credit losses. The RELEM allows us to refine (on an ongoing basis) the expected loss estimate by incorporating asset-specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan or direct financing lease receivable. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. Our specific asset-level inputs include loan-to-stabilized-value (“LTV”), principal balance, property type, location, coupon, origination year, term, subordination, expected repayment date and future funding. We categorize the results by LTV range, which we consider the most significant indicator of credit quality for our loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
We also evaluate each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivable.
Our allowance for credit losses is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the real estate assets securing our loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans and direct financing lease receivables during their anticipated term. Changes in our allowance for credit losses are presented within change in provision for credit losses in the accompanying statements of operations.
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
If the assessment of the collectability of substantially all payments due under a lease changes from probable to not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current period reduction of rental revenue in our consolidated statements of operations.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings. If we elect not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any change in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations. We do not intend to use derivative instruments for trading or speculative purposes.
Equity-Based Compensation
We grant shares of restricted common stock ("RSAs") and restricted stock units ("RSUs") to our directors, executive officers and other employees that vest over multiple periods, subject to the recipient's continued service. We also grant performance-based RSUs to our executive officers, the final number of which is determined based on objective and subjective performance conditions and which vest over a multi-year period, subject to the recipient's continued service. We account for RSAs and RSUs in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.
We recognize compensation expense for equity-based compensation using the straight-line method based on the fair value of the award on the grant date. Forfeitures of equity-based compensation awards, if any, are recognized when they occur.

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the years ended December 31, 2023 and 2022

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	Change	%
Revenues:
Rental revenue	$339,897	$269,827	$70,070	26.0%
Interest on loans and direct financing lease receivables	18,128	15,499	2,629	17.0%
Other revenue, net	1,570	1,180	390	33.1%
Total revenues	359,595	286,506	73,089	25.5%
Expenses:
General and administrative	30,678	29,464	1,214	4.1%
Property expenses	4,663	3,452	1,211	35.1%
Depreciation and amortization	102,219	88,562	13,657	15.4%
Provision for impairment of real estate	3,548	20,164	(16,616)	(82.4)%
Change in provision for credit losses	(99)	88	(187)	212.5%
Total expenses	141,009	141,730	(721)	(0.5)%
Other operating income:
Gain on dispositions of real estate, net	24,167	30,647	(6,480)	(21.1)%
Income from operations	242,753	175,423	67,330	38.4%
Other (expense)/income:
Loss on debt extinguishment	(116)	(2,138)	2,022	94.6%
Interest expense	(52,597)	(40,370)	(12,227)	30.3%
Interest income	2,011	2,825	(814)	(28.8)%
Income before income tax expense	192,051	135,740	56,311	41.5%
Income tax expense	636	998	(362)	(36.3)%
Net income	191,415	134,742	56,673	42.1%
Net income attributable to non-controlling interests	(708)	(612)	(96)	(15.7)%
Net income attributable to stockholders	$190,707	$134,130	$56,577	42.2%
Revenues:
Rental revenue. Rental revenue increased by $70.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio, which grew by 220 rental properties, or 13% since December 31, 2022. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2023 from acquisitions that were made during 2022 and 2023. Another component of the increase in revenues between periods relates to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $2.6 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a higher average daily balance of mortgage loans receivable outstanding during 2023 along with increased interest rates earned during the year ended December 31, 2023.
Other revenue, net. Other revenue for the year ended December 31, 2023 increased by $0.4 million, as compared to the year ended December 31, 2022, primarily due to the receipt of insurance claim proceeds offset by a decrease in mortgage loan prepayment income fees received during the year ended December 31, 2023.

Expenses:
General and administrative. General and administrative expense increased by $1.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase in general and administrative expense was primarily due to an increase in salary expense, severance costs, and professional fees during the year ended December 31, 2023.
Property expenses. Property expenses increased by $1.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the year ended December 31, 2023.
Depreciation and amortization. Depreciation and amortization expense increased by $13.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Depreciation and amortization expense increased in proportion to the general increase in the size of our real estate investment portfolio.
Provision for impairment of real estate. Impairment charges on real estate investments were $3.5 million and $20.2 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $16.6 million. During the years ended December 31, 2023 and 2022, we recorded a provision for impairment of real estate on 8 and 13 of our real estate investments, respectively, with the average size of our impairments being smaller in 2023. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for credit losses. During the year ended December 31, 2023, our provision for credit losses decreased by $0.1 million, compared to a $0.1 million increase in our provision for credit losses during the year ended December 31, 2022. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and loan-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $6.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. We disposed of 52 real estate properties during the year ended December 31, 2023, compared to 54 real estate properties during the year ended December 31, 2022. Overall, our 2023 dispositions had a lower sales price in relation to their net book value as compared to our 2022 dispositions.
Other (expense)/income:
Loss on debt extinguishment. The loss on debt extinguishment of $0.1 million during the year ended December 31, 2023 relates to the write-off of deferred financing costs in conjunction with the full repayment of our 2024 Term Loan in August 2023. During the year ended December 31, 2022, we recorded a loss on debt extinguishment of $2.1 million related to the write-off of deferred financing costs and the payment of fees in conjunction with amendments to our term loans and revolving credit facility.
Interest expense. Interest expense increased by $12.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Interest income. Interest income decreased by $0.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in interest income was primarily due to lower average daily cash balances in our interest-bearing bank accounts and a decrease in investments in commercial paper during the year ended December 31, 2023.
Income tax expense. Income tax expense decreased by $0.4 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to the accrual of income taxes for a transaction consummated in 2022 through our taxable REIT subsidiary. We are organized and operate as a REIT and are generally not subject to U.S. federal taxation. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership. Changes in income tax expense are also due to changes in the proportion of our real estate portfolio located in jurisdictions where the Operating Partnership is subject to taxation.
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
We compute Core FFO by adjusting FFO, as defined by NAREIT, to exclude certain GAAP income and expense amounts that we believe are infrequent and unusual in nature and/or not related to our core real estate operations. Exclusion of these items from similar FFO-type metrics is common within the equity REIT industry, and management believes that presentation of Core FFO provides investors with a metric to assist in their evaluation of our operating performance across multiple periods and in comparison to the operating performance of our peers, because it removes the effect of unusual items that are not expected to impact our operating performance on an ongoing basis. Core FFO is used by management in evaluating the performance of our core business operations. Items included in calculating FFO that may be excluded in calculating Core FFO include certain transaction related gains, losses, income or expenses or other non-core amounts as they occur.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net income	$191,415	$134,742	$96,211
Depreciation and amortization of real estate	102,103	88,459	69,043
Provision for impairment of real estate	3,548	20,164	6,120
Gain on dispositions of real estate, net	(24,167)	(30,647)	(9,338)
FFO attributable to stockholders and non-controlling interests	272,899	212,718	162,036
Non-core expense (income) (1)(2)(3)	(510)	2,388	4,461
Core FFO attributable to stockholders and non-controlling interests	272,389	215,106	166,497
Adjustments:
Straight-line rental revenue, net	(30,375)	(20,615)	(19,116)
Non-cash interest	3,187	2,616	2,554
Non-cash compensation expense	9,192	9,489	5,683
Other amortization expense	1,507	2,912	2,675
Other non-cash charges	(73)	74	(212)
Capitalized interest expense	(2,430)	(757)	(81)
AFFO attributable to stockholders and non-controlling interests	$253,397	$208,825	$158,000
_____________________________________
(1)Includes $0.1 million loss on debt extinguishment, $0.9 million of insurance recovery income and $0.4 million of cash and non-cash separation costs with the departures of a junior executive and a Board member during the year ended December 31, 2023.
(2)Includes $0.2 million of fees incurred in conjunction with the August 2022 amendment to our 2027 Term Loan and our $2.1 million loss on debt extinguishment during the year ended December 31, 2022.
(3)Includes our $4.5 million loss on debt extinguishment during the year ended December 31, 2021.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net income	$191,415	$134,742	$96,211
Depreciation and amortization	102,219	88,562	69,146
Interest expense	52,597	40,370	33,614
Interest income	(2,011)	(2,825)	(94)
Income tax expense	636	998	227
EBITDA attributable to stockholders and non-controlling interests	344,856	261,847	199,104
Provision for impairment of real estate	3,548	20,164	6,120
Gain on dispositions of real estate, net	(24,167)	(30,647)	(9,338)
EBITDAre attributable to stockholders and non-controlling interests	$324,237	$251,364	$195,886
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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended December 31, 2023:

(in thousands)	Three months ended December 31, 2023
Net income	$49,271
Depreciation and amortization	27,440
Interest expense	15,760
Interest income	(595)
Income tax expense	164
EBITDA attributable to stockholders and non-controlling interests	92,040
Provision for impairment of real estate	1,903
Gain on dispositions of real estate, net	(4,847)
EBITDAre attributable to stockholders and non-controlling interests	89,096
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	4,506
Adjustment to exclude other non-core or non-recurring activity (2)	185
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(144)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$93,643

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$374,572
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended December 31, 2023 had occurred on October 1, 2023.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2023	2022
Unsecured term loan, net of deferred financing costs	$1,272,772	$1,025,492
Revolving credit facility	—	—
Senior unsecured notes	395,846	395,286
Total debt	1,668,618	1,420,778
Deferred financing costs and original issue discount, net	11,382	9,222
Gross debt	1,680,000	1,430,000
Cash and cash equivalents	(39,807)	(62,345)
Restricted cash available for future investment	(9,156)	(9,155)
Net debt	$1,631,037	$1,358,500
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net income	$191,415	$134,742	$96,211
General and administrative expense	30,678	29,464	24,329
Depreciation and amortization	102,219	88,562	69,146
Provision for impairment of real estate	3,548	20,164	6,120
Change in provision for credit losses	(99)	88	(204)
Gain on dispositions of real estate, net	(24,167)	(30,647)	(9,338)
Loss on debt extinguishment	116	2,138	4,461
Interest expense	52,597	40,370	33,614
Interest income	(2,011)	(2,825)	(94)
Income tax expense	636	998	227
NOI attributable to stockholders and non-controlling interests	354,932	283,054	224,472
Straight-line rental revenue, net	(30,375)	(20,615)	(19,116)
Other amortization and non-cash charges	1,507	2,912	2,675
Cash NOI attributable to stockholders and non-controlling interests	$326,064	$265,351	$208,031

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

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$—	$200,000	—%	2.9%
2027 Term Loan	February 2027	430,000	430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
2029 Term Loan	February 2029 (2)	450,000	—	4.3%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,680,000	$1,430,000	3.6%	3.3%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan, 2028 Term Loan and 2029 Term Loan are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At December 31, 2023, our aggregate asset in the event of the early termination of our swaps was $7.7 million.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2023:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$315,336
_____________________________________
(1)Excludes net deferred financing costs of $3.6 million and net discount of $0.6 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2024, expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the measurement of the fair values used in the purchase price allocation of real estate acquisitions
As described further in Notes 2 and 3 to the consolidated financial statements, the acquisition of real estate for investment purposes is typically accounted for as an asset acquisition in which the Company allocates the purchase price of acquired properties to land, buildings, site improvements and other identified tangible and intangible assets and liabilities on a relative fair value basis. The Company acquired approximately $1.0 billion of real estate investments during the year ended December 31, 2023. We identified fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in the real estate acquisitions as a critical audit matter.
The principal consideration for our determination that the fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in the real estate acquisitions is a critical audit matter is the higher risk of estimation uncertainty in determining fair value estimates. Specifically, fair value measurements were sensitive to establishing a range of market assumptions for land values, building replacement values, and rental rates. Establishing the market assumptions for land, building, site improvements and rent included identifying the relevant properties in the established range most comparable to the acquired property. There was a high degree of subjective and complex auditor judgment in evaluating these key inputs assumptions.
Our audit procedures related to the fair value measurements used to allocate the purchase price to assets acquired and liabilities assumed in the real estate acquisitions included the following, among others.
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls relating to the process to allocate the purchase price of real estate acquisitions, including internal controls over the selection and review of the inputs and assumptions to estimate fair value, including those used by third-party valuation professionals.
For a selection of real estate acquisitions, we involved our real estate valuation professionals with specialized skills and knowledge who assisted in evaluating the valuation techniques and assumptions to the fair value measurements used in the purchase price allocations. We read the purchase agreements and tested the completeness and accuracy of underlying data used that was contractual in nature, including rental data where applicable. The evaluation included comparison of the Company’s assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. We analyzed where the Company’s market rental rates fell within our real estate valuation professionals’ independently developed ranges to evaluate if management bias was present.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
New York, New York
February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
New York, New York
February 14, 2024

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,542,302	$1,228,687
Building and improvements	2,938,012	2,440,630
Lease incentives	17,890	18,352
Construction in progress	96,524	34,537
Intangible lease assets	89,209	88,364
Total real estate investments, at cost	4,683,937	3,810,570
Less: accumulated depreciation and amortization	(367,133)	(276,307)
Total real estate investments, net	4,316,804	3,534,263
Loans and direct financing lease receivables, net	223,854	240,035
Real estate investments held for sale, net	7,455	4,780
Net investments	4,548,113	3,779,078
Cash and cash equivalents	39,807	62,345
Restricted cash	9,156	9,155
Straight-line rent receivable, net	107,545	78,587
Derivative assets	30,980	47,877
Rent receivables, prepaid expenses and other assets, net	32,660	22,991
Total assets (1)	$4,768,261	$4,000,033

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,272,772	$1,025,492
Senior unsecured notes, net	395,846	395,286
Revolving credit facility	—	—
Intangible lease liabilities, net	11,206	11,551
Dividend payable	47,182	39,398
Derivative liabilities	23,005	2,274
Accrued liabilities and other payables	31,248	29,261
Total liabilities (1)	1,781,259	1,503,262
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 164,635,150 and 142,379,655 issued and outstanding as of December 31, 2023 and 2022, respectively	1,646	1,424
Additional paid-in capital	3,078,459	2,563,305
Distributions in excess of cumulative earnings	(105,545)	(117,187)
Accumulated other comprehensive income	4,019	40,719
Total stockholders' equity	2,978,579	2,488,261
Non-controlling interests	8,423	8,510
Total equity	2,987,002	2,496,771
Total liabilities and equity	$4,768,261	$4,000,033
 _____________________________________
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2—Summary of Significant Accounting Policies. As of December 31, 2023 and 2022, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $47.0 million and $39.2 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Revenues:
Rental revenue	$339,897	$269,827	$213,327
Interest on loans and direct financing lease receivables	18,128	15,499	15,710
Other revenue, net	1,570	1,180	1,197
Total revenues	359,595	286,506	230,234

Expenses:
General and administrative	30,678	29,464	24,329
Property expenses	4,663	3,452	5,762
Depreciation and amortization	102,219	88,562	69,146
Provision for impairment of real estate	3,548	20,164	6,120
Change in provision for credit losses	(99)	88	(204)
Total expenses	141,009	141,730	105,153
Other operating income:
Gain on dispositions of real estate, net	24,167	30,647	9,338
Income from operations	242,753	175,423	134,419
Other (expense)/income:
Loss on debt extinguishment	(116)	(2,138)	(4,461)
Interest expense	(52,597)	(40,370)	(33,614)
Interest income	2,011	2,825	94
Income before income tax expense	192,051	135,740	96,438
Income tax expense	636	998	227
Net income	191,415	134,742	96,211
Net income attributable to non-controlling interests	(708)	(612)	(486)
Net income attributable to stockholders	$190,707	$134,130	$95,725

Basic weighted average shares outstanding	152,140,735	134,941,188	116,358,059
Basic net income per share	$1.25	$0.99	$0.82

Diluted weighted average shares outstanding	153,521,854	135,855,916	117,466,338
Diluted net income per share	$1.24	$0.99	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In thousands)	2023	2022	2021
Net income	$191,415	$134,742	$96,211
Other comprehensive income:
Deferred loss on cash flow hedges	—	—	(4,824)
Unrealized (loss) gain on cash flow hedges	(9,187)	56,736	17,273
Cash flow hedge loss reclassified to interest expense	(27,687)	26	10,059
Total other comprehensive (loss) income	(36,874)	56,762	22,508
Comprehensive income	154,541	191,504	118,719
Net income attributable to non-controlling interests	(708)	(612)	(486)
Adjustment for other comprehensive income (loss) attributable to non-controlling interests	174	(1,257)	(113)
Comprehensive income attributable to stockholders	$154,007	$189,635	$118,120

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders' Equity

	Common Stock
(In thousands, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	106,361,524	$1,064	$1,688,540	$(77,665)	$(37,181)	$1,574,758	$7,190	$1,581,948
Common stock issuance	18,230,721	182	469,018	—	—	469,200	—	469,200
Common stock withheld related to net share settlement of equity awards	—	—	—	(353)	—	(353)	—	(353)
Costs related to issuance of common stock	—	—	(12,153)	—	—	(12,153)	—	(12,153)
Other comprehensive income	—	—	—	—	22,395	22,395	113	22,508
Equity based compensation expense	56,808	—	5,683	—	—	5,683	—	5,683
Dividends declared on common stock and OP Units	—	—	—	(118,689)	—	(118,689)	(552)	(119,241)
Net income	—	—	—	95,725	—	95,725	486	96,211
Balance at December 31, 2021	124,649,053	1,246	2,151,088	(100,982)	(14,786)	2,036,566	7,237	2,043,803
Common stock issuance	17,576,684	178	413,667	—	—	413,845	—	413,845
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,452)	—	(2,452)	—	(2,452)
Costs related to issuance of common stock	—	—	(10,939)	—	—	(10,939)	—	(10,939)
Other comprehensive income	—	—	—	—	55,505	55,505	1,257	56,762
Equity based compensation expense	153,918	—	9,489	—	—	9,489	—	9,489
Dividends declared on common stock and OP Units	—	—	—	(147,883)	—	(147,883)	(596)	(148,479)
Net income	—	—	—	134,130	—	134,130	612	134,742
Balance at December 31, 2022	142,379,655	1,424	2,563,305	(117,187)	40,719	2,488,261	8,510	2,496,771
Common stock issuance	21,971,744	219	507,161	—	—	507,380	—	507,380
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,671)	—	(3,671)	—	(3,671)
Costs related to issuance of common stock	—	—	(1,010)	—	—	(1,010)	—	(1,010)
Other comprehensive loss	—	—	—	—	(36,700)	(36,700)	(174)	(36,874)
Equity based compensation expense	283,751	3	9,003	—	—	9,006	—	9,006
Dividends declared on common stock and OP Units	—	—	—	(175,394)	—	(175,394)	(621)	(176,015)
Net income	—	—	—	190,707	—	190,707	708	191,415
Balance at December 31, 2023	164,635,150	$1,646	$3,078,459	$(105,545)	$4,019	$2,978,579	$8,423	$2,987,002

 The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$191,415	$134,742	$96,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,219	88,562	69,146
Amortization of lease incentives	1,782	3,480	3,074
Amortization of above/below market leases and right of use assets, net	(275)	(217)	749
Amortization of deferred financing costs and other non-cash interest expense	3,863	3,099	2,738
Loss on debt extinguishment	116	2,138	4,461
Provision for impairment of real estate	3,548	20,164	6,120
Change in provision for credit losses	(99)	88	(204)
Gain on dispositions of real estate, net	(24,167)	(30,647)	(9,338)
Straight-line rent receivable, net	(28,285)	(20,811)	(20,160)
Equity based compensation expense	9,006	9,489	5,683
Adjustment to rental revenue for tenant credit	640	371	(2,900)
Payments made in settlement of cash flow hedges	—	—	(4,836)
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(5,956)	4,507	2,216
Accrued liabilities and other payables	767	(3,943)	14,433
Net cash provided by operating activities	254,574	211,022	167,393
Cash flows from investing activities:
Proceeds from sales of investments, net	128,598	126,610	58,381
Principal collections on loans and direct financing lease receivables	27,908	70,439	100,488
Investments in loans receivable	(13,091)	(115,016)	(136,391)
Deposits for prospective real estate investments	189	(26)	(590)
Investment in real estate, including capital expenditures	(894,550)	(728,727)	(840,027)
Investment in construction in progress	(105,075)	(51,870)	(9,348)
Lease incentives paid	(1,104)	(7,488)	(2,197)
Net cash used in investing activities	(857,125)	(706,078)	(829,684)
Cash flows from financing activities:
Repayment of secured borrowings	—	—	(175,781)
Borrowings under term loans	247,972	397,523	—
Borrowings under revolving credit facility	70,000	299,000	393,000
Repayments under revolving credit facility	(70,000)	(443,000)	(267,000)
Proceeds from issuance of senior unsecured notes	—	—	396,600
Proceeds from issuance of common stock, net	507,318	403,884	458,267
Payments for taxes related to net settlement of equity awards	(3,671)	(2,452)	(353)
Payment of debt extinguishment costs	—	(467)	—
Deferred financing costs	(2,426)	(4,991)	(2,120)
Offering costs	(948)	(1,008)	(1,220)
Dividends paid	(168,231)	(141,691)	(112,334)
Net cash provided by financing activities	580,014	506,798	689,059
Net (decrease) increase in cash and cash equivalents and restricted cash	(22,537)	11,742	26,768
Cash and cash equivalents and restricted cash, beginning of period	71,500	59,758	32,990
Cash and cash equivalents and restricted cash, end of period	$48,963	$71,500	$59,758
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$39,807	$62,345	$59,758
Restricted cash	9,156	9,155	—
Cash and cash equivalents and restricted cash, end of period	$48,963	$71,500	$59,758
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(In thousands)	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$49,587	$36,832	$24,162
Cash paid for income taxes	1,486	1,214	637
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$45,518	$26,948	$4,478
Non-cash repayment of term loan facility	200,000	—	—
Non-cash borrowing under term loan facility	(202,028)	—	—
Non-cash debt issuance costs	2,028	—	—
Net settlement of proceeds on the sale of investments	(4,625)	(28,938)	(960)
Non-cash investments in real estate and loan receivable activity	—	22,679	1,227
Unrealized losses on cash flow hedges	(9,187)	(56,615)	(27,890)
Payable and accrued offering costs	24	30	—
Discounts and fees on capital raised through issuance of common stock	38	9,931	10,933
Discounts and fees on issuance of debt	—	2,477	3,400
Dividends declared and unpaid	47,182	39,398	32,610
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2023
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2023 and 2022, the Company, directly and indirectly, held a 99.7% and 99.6% ownership interest in the Operating Partnership, respectively, and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Depreciation on real estate investments	$95,527	$80,647	$61,171
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

Allowance for Credit Losses
Under ASC Topic 326, Financial Instruments - Credit Losses, the Company uses a real estate loss estimate model (“RELEM”) which estimates losses on its loans and direct financing lease receivable portfolio, for purposes of calculating allowances for credit losses. The RELEM allows the Company to refine (on an ongoing basis) the expected loss estimate by incorporating asset-specific assumptions as necessary, such as anticipated funding, interest payments, estimated extensions and estimated loan repayment/refinancing at maturity to estimate cash flows over the life of the loan or direct financing lease receivable. The model also incorporates assumptions related to underlying collateral values, various loss scenarios, and predicted losses to estimate expected losses. The Company's specific asset-level inputs include loan-to-stabilized-value (“LTV”), principal balance, property type, location, coupon, origination year, term, subordination, expected repayment date and future funding. The Company categorizes the results by LTV range, which it considers the most significant indicator of credit quality for its loans and direct financing lease receivables. A lower LTV ratio typically indicates a lower credit loss risk.
The Company also evaluates each loan and direct financing lease receivable measured at amortized cost for credit deterioration at least quarterly. Credit deterioration occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan or direct financing lease receivable.
The Company's allowance for credit losses is adjusted to reflect its estimation of the current and future economic conditions that impact the performance of the real estate assets securing its loans. These estimations include various macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company's loans and direct financing lease receivables during their anticipated term. Changes in the Company's allowance for credit losses are presented within change in provision for credit losses in it's consolidated statements of operations.
Impairment of Long-Lived Assets
If circumstances indicate that the carrying value of a property may not be recoverable, the Company reviews the property for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. Impairment losses, if any, are recorded directly within the Company's consolidated statements of operations.
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Provision for impairment of real estate	$3,548	$20,164	$6,120
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
As of December 31, 2023 and 2022, the Company had cash and cash equivalents of $39.8 million and $62.3 million, respectively, of which $39.6 million and $62.1 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.

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
Financing costs related to the incurrence of borrowings under the Company's unsecured term loans and the issuance of senior unsecured notes were deferred and are being amortized as an increase to interest expense in the consolidated statements of operations over the term of the related debt instrument and are reported as a reduction of the related debt balance on the consolidated balance sheets.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If a derivative is designated and qualifies for cash flow hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income to the extent that it is effective. Any ineffective portion of a change in derivative fair value is immediately recorded in earnings. If the Company elects not to apply hedge accounting treatment (or for derivatives that do not qualify as hedges), any change in the fair value of such derivative instruments would be recognized immediately as a gain or loss on derivative instruments in the consolidated statements of operations.
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

	Year ended December 31,
(in thousands)	2023	2022	2021
Contingent rent	$743	$682	$721

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
The Company recorded the following adjustments as increases or decreases to rental revenue for tenant credit during the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Adjustment to (decrease) increase rental revenue for tenant credit	$(640)	$(371)	$2,900
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of December 31, 2023 and 2022, the Company capitalized a total of $91.3 million and $90.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company's consolidated balance sheets.
Income Taxes
The Company elected and qualified to be taxed as a REIT under sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed REIT taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to federal, state, and local taxes.
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
As of December 31, 2023 and 2022, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of December 31, 2023 or 2022. The 2022, 2021, and 2020 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2023 and 2022.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

	December 31,
(Dollars in thousands)	2023	2022
Number of VIEs	21	21
Aggregate carrying value	$219,449	$233,351
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of December 31, 2023 and 2022. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of December 31, 2023 and 2022.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 includes requirements to disclose the title and position of the Chief Operating Decision Maker ("CODM") along with disclosure of the significant segment expenses regularly provided to the CODM, the extension of certain annual disclosures to interim periods, requirements that entities that have a single reportable segment must apply ASC 280 in its entirety, and requirements that permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the guidance on the Company's consolidated financial statements and related disclosures.
3. Investments
The following table presents information about the number of investments in the Company's real estate investment portfolio as of each date presented:

	December 31,
	2023	2022
Owned properties (1)	1,726	1,489
Properties securing investments in mortgage loans (2)	136	153
Ground lease interests	11	11
Total number of investments	1,873	1,653
_____________________________________
(1)Includes six and eight properties which are subject to leases accounted for as direct financing leases or loans as of December 31, 2023 and 2022, respectively.
(2)Properties secure 20 mortgage loans receivable as of December 31, 2023 and 2022.

The following table presents information about the gross investment value of the Company's real estate investment portfolio as of each date presented:

	December 31,
(in thousands)	2023	2022
Real estate investments, at cost	$4,683,937	$3,810,570
Loans and direct financing lease receivables, net	223,854	240,035
Real estate investments held for sale, net	7,455	4,780
Total gross investments	$4,915,246	$4,055,385

Investments in 2023 and 2022
The following table presents information about the Company’s investment activity during the years ended December 31, 2023 and 2022:

	Year ended December 31,
(Dollars in thousands)	2023	2022
Ownership type	(1)	(2)
Number of properties	291	224

Purchase price allocation:
Land and improvements	$354,331	$270,049
Building and improvements	539,062	481,560
Construction in progress (3)	105,075	51,870
Intangible lease assets	2,553	3,366
Total purchase price	1,001,021	806,845

Intangible lease liabilities	(181)	—
Purchase price (including acquisition costs)	$1,000,840	$806,845
_____________________________________
(1)During the year ended December 31, 2023, the Company acquired fee interests in 289 properties and acquired two properties subject to ground leases.
(2)During the year ended December 31, 2022, the Company acquired fee interests in 223 properties and acquired one property subject to a ground lease.
(3)Represents amounts incurred at and subsequent to initial investment and includes $2.4 million and $0.8 million, respectively, of capitalized interest expense during the years ended December 31, 2023 and 2022.
During the years ended December 31, 2023 and 2022, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the years ended December 31, 2023, 2022 and 2021, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, December 31, 2020	1,181	$2,528,673
Acquisitions of and additions to real estate investments	297	853,798
Sales of investments in real estate	(38)	(57,154)
Provisions for impairment of real estate (1)	—	(6,120)
Investments in loans receivable	49	137,351
Principal collections on and settlements of loans and direct financing lease receivables	(38)	(100,488)
Other	—	(499)
Gross investments, December 31, 2021	1,451	3,355,561
Acquisitions of and additions to real estate investments	224	810,661
Sales of investments in real estate	(54)	(138,515)
Provisions for impairment of real estate (2)	—	(20,164)
Investments in loans receivable	75	143,954
Principal collections on and settlements of loans and direct financing lease receivables	(43)	(93,118)
Other	—	(2,994)
Gross investments, December 31, 2022	1,653	4,055,385
Acquisitions of and additions to real estate investments	291	1,004,075
Sales of investments in real estate	(51)	(120,809)
Relinquishment of properties at end of ground lease term	(2)	(1,543)
Provisions for impairment of real estate (3)	—	(3,548)
Investments in loans receivable	2	13,091
Principal collections on and settlements of loans and direct financing lease receivables	(20)	(27,908)
Other	—	(3,497)
Gross investments, December 31, 2023	1,873	4,915,246
Less: Accumulated depreciation and amortization (4)	—	(367,133)
Net investments, December 31, 2023	1,873	$4,548,113
_____________________________________________
(1)During the year ended December 31, 2021, the Company identified and recorded provisions for impairment at two vacant and 16 tenanted properties.
(2)During the year ended December 31, 2022, the Company identified and recorded provisions for impairment at four vacant and nine tenanted properties.
(3)During the year ended December 31, 2023, the Company identified and recorded provisions for impairment at two vacant and six tenanted properties.
(4)Includes $321.9 million of accumulated depreciation as of December 31, 2023.
Real Estate Investments
The Company's investment properties are leased to tenants under long-term operating leases that typically include one or more renewal options. See Note 4—Leases for more information about the Company's leases.
Loans and Direct Financing Lease Receivables
As of December 31, 2023 and 2022, the Company had 20 and 23 mortgage loans receivable outstanding, respectively. As of December 31, 2023 and 2022, the Company had two and three leases accounted for as loans, respectively, with an aggregate carrying amount of $223.1 million and $238.7 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $223.1 million as of December 31, 2023.

The Company's loans receivable portfolio as of December 31, 2023 and 2022 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	Principal Balance Outstanding
						December 31, 2023	December 31, 2022
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)	I/O	69	7.79%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)	I/O	2	8.54%	8.50%	2024	1,785	2,324
Mortgage (2)	I/O	1	7.00%	7.00%	2024	500	600
Mortgage (2)	I/O	2	8.30%	8.25%	2024	994	3,146
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	—	7.51%	7.00%	2036	—	2,673
Mortgage (2)	I/O	2	8.29%	8.25%	2024	2,389	2,389
Mortgage (2)	I/O	1	8.96%	8.06%	2051	24,100	24,100
Mortgage (2)	I/O	—	7.44%	7.10%	2036	—	9,808
Mortgage (2)	I/O	7	7.30%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)	I/O	1	8.00%	8.00%	2024	1,754	1,754
Mortgage (2)	I/O	26	7.00%	7.00%	2027	17,494	26,307
Mortgage (2)	I/O	1	7.73%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2024	760	760
Mortgage (2)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)	I/O	9	8.85%	8.25%	2037	25,993	28,938
Mortgage (2)	I/O	1	8.83%	8.25%	2038	10,200	—
Mortgage (2)	I/O	1	8.10%	8.10%	2025	2,891	—
Leasehold interest	P+I	1	2.25%	(4)	2034	929	992
Leasehold interest	P+I	1	2.41%	(4)	2034	1,382	1,473
Leasehold interest	P+I	—	4.97%	(4)	2038	—	1,517
Net investment						$223,085	$238,695
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

Scheduled principal payments due to be received under the Company's loans receivable as of December 31, 2023 were as follows:

(in thousands)	Loans Receivable
2024	$8,346
2025	3,063
2026	181
2027	17,684
2028	199
Thereafter	193,612
Total	$223,085
As of December 31, 2023 and 2022, the Company had $1.4 million and $2.1 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

	December 31,
(in thousands)	2023	2022
Minimum lease payments receivable	$1,709	$2,812
Estimated unguaranteed residual value of leased assets	251	251
Unearned income from leased assets	(525)	(957)
Net investment	$1,435	$2,106
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2023 were as follows:

(in thousands)	Future Minimum Base Rental Payments
2024	$210
2025	178
2026	167
2027	143
2028	145
Thereafter	866
Total	$1,709
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e. a RELEM) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of December 31, 2023 and 2022, the Company recorded an allowance for credit losses of $0.7 million and $0.8 million, respectively, which is recorded within loans and direct financing receivables on the Company's consolidated balance sheets. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the years ended December 31, 2023, 2022 and 2021, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Loans and Direct Financing Lease Receivables
Balance at December 31, 2020	$1,018
Current period provision for expected credit losses (1)	(204)
Write-offs charged	—
Recoveries	—
Balance at December 31, 2021	814
Current period provision for expected credit losses (2)	88
Write-offs charged	(137)
Recoveries	—
Balance at December 31, 2022	765
Current period provision for expected credit losses(2)	(99)
Write-offs charged	—
Recoveries	—
Balance at December 31, 2023	$666
_____________________________________
(1)The decrease in expected credit losses was due to assumptions regarding current macroeconomic factors returning to pre-pandemic values due to the reduction of the adverse impact of the COVID-19 pandemic.
(2)The change in expected credit loss was primarily due to an overall increase or decrease in the size of our loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of as of December 31, 2023:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2023	2022	2021	2020	Prior to 2020
LTV <60%	$—	$23,000	$—	$—	$28,986	$51,986
LTV 60%-70%	—	—	28,734	—	—	28,734
LTV >70%	13,091	71,611	29,953	8,466	20,679	143,800
	$13,091	$94,611	$58,687	$8,466	$49,665	$224,520
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2023 and 2022:

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2021	9	$15,434	$—	$15,434
Transfers to held for sale classification	11	28,393	—	28,393
Sales	(16)	(39,047)	—	(39,047)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2022	4	4,780	—	4,780
Transfers to held for sale classification	10	19,311	—	19,311
Sales	(9)	(16,067)	—	(16,067)
Transfers to held and used classification	(1)	(569)	—	(569)
Held for sale balance, December 31, 2023	4	$7,455	$—	$7,455
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2023, 2022 or 2021 represented 10% or more of total rental revenue in the Company's consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company's consolidated statements of operations:

	Year ended December 31,
State	2023	2022	2021
Texas	13.3%	13.5%	13.1%

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$78,080	$35,896	$42,184	$77,096	$30,217	$46,879
Intangible market lease assets	11,129	5,456	5,673	11,268	4,917	6,351
Total intangible assets	$89,209	$41,352	$47,857	$88,364	$35,134	$53,230

Intangible market lease liabilities	$15,505	$4,299	$11,206	$15,325	$3,774	$11,551
 The remaining weighted average amortization period for the Company's intangible assets and liabilities as of December 31, 2023, by category and in total, were as follows:

Years Remaining
In-place leases	8.5
Intangible market lease assets	10.4
Total intangible assets	8.7

Intangible market lease liabilities	8.7
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Amortization of in-place leases (1)	$6,408	$7,575	$7,544
Amortization (accretion) of market lease intangibles, net (2)	11	(217)	(47)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(286)	(350)	(353)
 ______________________________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
2024	$5,854
2025	4,564
2026	4,260
2027	3,731
2028	3,192
Thereafter	20,583
Total	$42,184
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
2024	$(667)	$699	$32
2025	(659)	701	42
2026	(649)	705	56
2027	(627)	729	102
2028	(385)	684	299
Thereafter	(2,686)	7,688	5,002
Total	$(5,673)	$11,206	$5,533
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

Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of December 31, 2023 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
2024	$367,658
2025	372,511
2026	375,862
2027	377,320
2028	378,407
Thereafter	4,031,616
Total	$5,903,374
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
The fixed and variable components of lease revenues for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Fixed lease revenues	$338,720	$270,694	$210,441
Variable lease revenues (1)	3,610	1,632	1,708
Total lease revenues (2)	$342,330	$272,326	$212,149
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and other equipment leases which are classified as operating leases. As of December 31, 2023, the Company's ROU assets and lease liabilities were $8.9 million and $9.8 million, respectively. As of December 31, 2022, the Company's ROU assets and lease liabilities were $7.3 million and $9.0 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company's lease liabilities as of the dates presented:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	22.8	22.9
Weighted average discount rate	6.75%	6.09%

The following table sets forth the details of rent expense for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021
Fixed rent expense - Ground Rent	$970	$981	$957
Fixed rent expense - Office Rent	606	511	510
Variable rent expense	—	—	—
Total rent expense	$1,576	$1,492	$1,467
As of December 31, 2023, future lease payments due from the Company under the ground, office and equipment operating leases where the Company is directly responsible for payment and the future lease payments due under the ground operating leases where the Company's tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
2024	$704	$28	$909	$1,641
2025	733	—	834	1,567
2026	217	—	840	1,057
2027	219	—	854	1,073
2028	224	—	738	962
Thereafter	57	—	18,002	18,059
Total	$2,154	$28	$22,177	24,359
Present value discount				(14,582)
Lease liabilities				$9,777
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of December 31, 2023 and 2022:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Unsecured term loans:
2024 Term Loan	April 2024	$—	$200,000	—%	5.3%
2027 Term Loan	February 2027	430,000	430,000	6.3%	5.3%
2028 Term Loan	January 2028	400,000	400,000	6.3%	5.3%
2029 Term Loan	February 2029 (2)	450,000	—	6.4%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,680,000	$1,430,000	5.5%	4.6%
______________________________________________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2023:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
2024	$—	$—	$—	$—	$—	$—
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	430,000	—	—	—	—	430,000
2028	—	400,000	—	—	—	400,000
Thereafter	—	—	450,000	400,000	—	850,000
Total	$430,000	$400,000	$450,000	$400,000	$—	$1,680,000
______________________
(1)    After giving effect to extension options exercisable at the Operating Partnership's election.
(2)    Any amounts drawn will be due in February 2026.
The Company was not in default of any provisions under any of its outstanding indebtedness as of December 31, 2023 or 2022.
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

Amounts previously borrowed and repaid under the 2024 Term Loan cannot be reborrowed. The Company accounted for the repayment of the 2024 Term Loan as a debt extinguishment and recorded a $0.1 million loss on debt extinguishment during the year ended December 31, 2023.

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
The Company was in compliance with all financial covenants and was not in default on any provisions under the Credit Agreement as of December 31, 2023 and 2022.
The following table presents information about the Revolving Credit Facility for the periods presented:

(in thousands)	2023	2022	2021
Balance on January 1,	$—	$144,000	$18,000
Borrowings	70,000	299,000	393,000
Repayments	(70,000)	(443,000)	(267,000)
Balance on December 31,	$—	$—	$144,000

The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Interest expense and fees	$1,038	$2,807	$1,552
Amortization of deferred financing costs	1,203	1,217	1,165
Total	$2,241	$4,024	$2,717
Total deferred financing costs, net, of $2.5 million and $3.7 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had $600.0 million of unused borrowing capacity under the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of December 31, 2023 and 2022.

The following table presents information about aggregate interest expense related to the 2024 Term Loan, 2027 Term Loan, 2028 Term Loan and 2029 Term Loan:

	Year ended December 31,
(in thousands)	2023	2022	2021
Interest expense	$66,582	$23,967	$9,819
Amortization of deferred financing costs	1,617	836	736
Total	$68,199	$24,803	$10,555
As of December 31, 2023 and 2022, total deferred financing costs, net, of $7.2 million and $4.5 million, respectively, related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of December 31, 2023 and 2022:

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
The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Interest expense	$11,713	$11,711	$5,952
Amortization of deferred financing costs and original issue discount	560	562	295
Total	$12,273	$12,273	$6,247
Total deferred financing costs, net, of $3.6 million and $4.0 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company's consolidated balance sheets as of December 31, 2023 and 2022, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of December 31, 2023 and 2022.

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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $22.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of December 31, 2023 and 2022, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheets as of December 31, 2023 and 2022 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value (1)	December 31, 2023	December 31, 2022
Interest Rate Swap (3)	1.96%	5/14/2019	4/12/2024	$100,000	$981	$3,545
Interest Rate Swap (3)	1.95%	5/14/2019	4/12/2024	50,000	492	1,781
Interest Rate Swap (3)	1.94%	5/14/2019	4/12/2024	50,000	492	1,777
Interest Rate Swap (3)	1.52%	12/9/2019	11/26/2026	175,000	10,654	14,685
Interest Rate Swap (3)	1.51%	12/9/2019	11/26/2026	50,000	3,077	4,248
Interest Rate Swap (3)	1.49%	12/9/2019	11/26/2026	25,000	1,542	2,120
Interest Rate Swap (3)	1.26%	7/9/2020	11/26/2026	100,000	6,810	9,324
Interest Rate Swap (3)	1.28%	7/9/2020	11/26/2026	80,000	5,406	7,418
Interest Rate Swap	3.19%	9/26/2022	1/25/2028	50,000	688	1,166
Interest Rate Swap	3.35%	9/26/2022	1/25/2028	50,000	383	804
Interest Rate Swap	3.36%	9/26/2022	1/25/2028	25,000	180	387
Interest Rate Swap	3.43%	9/26/2022	1/25/2028	50,000	226	612
Interest Rate Swap	3.71%	9/26/2022	1/25/2028	50,000	(290)	(12)
Interest Rate Swap	3.70%	9/26/2022	1/25/2028	25,000	(144)	(15)
Interest Rate Swap	4.00%	10/26/2022	1/25/2028	50,000	(851)	(693)
Interest Rate Swap	3.95%	11/28/2022	1/25/2028	25,000	(378)	(293)
Interest Rate Swap	4.03%	11/28/2022	1/25/2028	25,000	(459)	(396)
Interest Rate Swap	4.06%	11/28/2022	1/25/2028	25,000	(485)	(427)
Interest Rate Swap	4.07%	11/28/2022	1/25/2028	25,000	(492)	(428)
Interest Rate Swap	4.15%	8/24/2023	2/28/2029	50,000	(1,550)	—
Interest Rate Swap	4.38%	9/29/2023	2/28/2029	75,000	(3,193)	—
Interest Rate Swap	4.39%	9/29/2023	2/28/2029	50,000	(2,114)	—
Interest Rate Swap	4.32%	10/11/2023	2/28/2029	25,000	(981)	—
Interest Rate Swap	4.32%	10/11/2023	2/28/2029	25,000	(980)	—
Interest Rate Swap	4.51%	10/31/2023	2/28/2029	25,000	(1,207)	—
Interest Rate Swap(4)	4.48%	4/12/2024	2/28/2029	100,000	(4,919)	—
Interest Rate Swap(4)	4.48%	4/12/2024	2/28/2029	100,000	(4,913)	—
				$1,480,000	$7,975	$45,603
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
(4)The Company entered into two forward swap contracts during the year ended December 31, 2023.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The following table presents amounts recorded to accumulated other comprehensive income related to derivative and hedging activities for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Other comprehensive (loss) income	$(36,874)	$56,762	$22,508

As of December 31, 2023, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $31.1 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $23.4 million.
As of December 31, 2022, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $48.2 million and the fair value of derivatives in a net liability position, including accrued interest but excluding an adjustment for nonperformance risk related to these agreements, was $2.4 million.
During the year ended December 31, 2023, the Company realized a gain on the change in fair value of its interest rate swaps of $27.7 million, which was included as a reduction of interest expense in the Company's consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company realized a loss on the change in fair value of its interest rate swaps of approximately $26,000 and $10.1 million, respectively, which are included in interest expense in the Company's consolidated statements of operations.
As of December 31, 2023 and December 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $7.7 million net asset and a $45.9 million net asset as of December 31, 2023 and 2022, respectively.
7. Equity
Stockholders' Equity
In April 2021, the Company completed a follow-on primary offering of 8,222,500 shares of its common stock, including 1,072,500 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $23.50 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $185.1 million.
In August 2022, the Company completed a follow-on primary offering of 8,740,000 shares of its common stock, including the full exercise of the underwriters' option to purchase 1,140,000 additional shares of common stock, at a public offering price of $23.00 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $192.6 million.
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
In September 2023, the Company completed a follow-on primary offering of 12,006,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,566,000 additional shares of common stock, at a public offering price of $23.00 per share, and entered into forward sale agreements relating to all such shares. Through December 31, 2023, the Company physically settled 8,165,087 shares under the forward sale agreements relating to this offering, realizing net proceeds of $180.0 million. Assuming full physical settlement of the remaining forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $263.4 million. The Company is required to settle the balance of the forward sale agreements by September 2024.
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
The following table presents information about the 2022 ATM Program and the Company's prior ATM Programs:

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through December 31, 2023
2019 ATM Program	August 2019	June 2020	$200,000	$184,400
2020 ATM Program	June 2020	July 2021	$250,000	$166,800
2021 ATM Program	July 2021	May 2022	$350,000	$348,140
2022 ATM Program (1)	May 2022		$500,000	$220,643
_____________________________________
(1)Includes 1,937,450 shares that the Company sold on a forward basis and were not physically settled as of December 31, 2023.
The following table details information related to activity under the ATM Program for each period presented:

	Year ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Shares of common stock sold (1)(2)	5,931,654	9,794,137	10,005,890
Weighted average sale price per share	$24.48	$24.00	$27.58
Gross proceeds	$145,224	$235,060	$275,972
Net proceeds	$142,922	$232,478	$271,949
_____________________________________
(1)Includes 1,937,450 shares that the Company sold on a forward basis and were not physically settled as of December 31, 2023.
(2)During the year ended December 31, 2023, the Company issued an additional 957,453 shares of common stock which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2022.
Dividends on Common Stock
During the years ended December 31, 2023, 2022 and 2021, the Company's board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (dollars in thousands)
December 1, 2023	December 29, 2023	January 12, 2024	$0.285	$47,024
September 7, 2023	September 29, 2023	October 13, 2023	$0.28	$43,788
June 9, 2023	June 30, 2023	July 14, 2023	$0.28	$43,551
March 7, 2023	March 31, 2023	April 14, 2023	$0.275	$41,031
November 30, 2022	December 30, 2022	January 13, 2023	$0.275	$39,246
September 2, 2022	September 30, 2022	October 14, 2022	$0.27	$38,533
June 2, 2022	June 30, 2022	July 14, 2022	$0.27	$35,916
March 14, 2022	March 31, 2022	April 13, 2022	$0.26	$34,188
December 3, 2021	December 31, 2021	January 13, 2022	$0.26	$32,466
September 2, 2021	September 30, 2021	October 14, 2021	$0.25	$30,397
May 27, 2021	June 30, 2021	July 15, 2021	$0.25	$29,559
March 5, 2021	March 31, 2021	April 15, 2021	$0.24	$26,265
The Company has determined that, during the years ended December 31, 2023, 2022 and 2021, approximately 86.0%, 79.7% and 69.4%, respectively, of the distributions it paid represented taxable income and 14.0%, 20.3% and 30.6%, respectively, of the distributions it paid represented return of capital for federal income tax purposes.

8. Non-controlling Interests
Essential Properties OP G.P., LLC, a wholly owned subsidiary of the Company, is the sole general partner of the Operating Partnership and holds a 1.0% general partner interest in the Operating Partnership. The Company contributes the net proceeds from issuing shares of common stock to the Operating Partnership in exchange for a number of OP Units equal to the number of shares of common stock issued. OP Units ("OP Units") are limited partnership interests in the Operating Partnership.
As of December 31, 2023, the Company held 164,635,150 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, certain members of management and external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2022, the Company held 142,379,655 OP Units, representing a 99.6% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.4% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company's consolidated financial statements.
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

The following table presents information about the Company's RSAs and RSUs during the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2021	240,598	$13.73	321,602	$25.27
Granted	—	—	213,686	31.78
Vested	(221,694)	13.70	(72,879)	18.83
Forfeited	—	—	(7,717)	23.52
Unvested, December 31, 2021	18,904	$14.12	454,692	$29.39

Unvested, January 1, 2022	18,904	$14.12	454,692	$29.39
Granted	—	—	607,347	29.08
Vested	(9,865)	14.12	(243,640)	25.70
Forfeited	—	—	(1,019)	27.25
Unvested, December 31, 2022	9,039	$14.12	817,380	$30.26

Unvested, January 1, 2023	9,039	$14.12	817,380	$30.26
Granted	—	—	457,859	31.39
Vested	(9,039)	14.12	(436,967)	26.98
Forfeited	—	—	(94,419)	32.79
Unvested, December 31, 2023	—	$14.12	743,853	$32.56
Restricted Stock Awards
In June 2018, an aggregate of 691,290 shares of RSAs were issued to the Company's directors, executive officers and other employees under the Equity Incentive Plans. These RSAs vested over periods ranging from one year to three years from the date of grant, subject to the individual recipient's continued provision of service to the Company through the applicable vesting dates.
In January 2019, RSAs relating to an aggregate of 46,368 shares of unvested restricted common stock were granted to the Company's executive officers, other employees and an external consultant under the Equity Incentive Plans. These RSAs vested over periods ranging from one year to four years from the date of grant, subject to the individual recipient's continued provision of service to the Company through the applicable vesting dates. The Company estimates the grant date fair value of RSAs granted under the Equity Incentive Plans using the average market price of the Company's common stock on the date of grant.
The following table presents information about the Company's RSAs for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Compensation cost recognized in general and administrative expense	$2	$128	$1,548
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	—	8	70
Fair value of shares vested during the period	128	139	3,037

The following table presents information about the Company's RSAs as of the dates presented:

	December 31,
(Dollars in thousands)	2023	2022	2021
Total unrecognized compensation cost	$—	$2	$130
Weighted average period over which compensation cost will be recognized (in years)	—	0.1	1.0
Restricted Stock Units
In 2019, 2020, 2021, 2022 and 2023 the Company issued target grants of 119,085, 84,684, 126,353, 149,699 and 147,587 performance-based RSUs, respectively, to the Company's senior management team under the Equity Incentive Plans. Of these awards, 75% are non-vested RSUs for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return ("TSR") of the Company's common stock as compared to the TSR of peer companies identified in the grant agreements. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2023	2022	2021
Volatility	37%	54%	55%
Risk free rate	4.36%	1.68%	0.20%
The remaining 25% of these performance-based RSUs vest based on the Compensation Committee's subjective evaluation of the individual recipient's achievement of certain strategic objectives over the performance period of the award. In January 2022 and February 2023, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs granted in 2019 and 2020 and concluded that 78,801 and 50,598 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested on December 31, 2022 and December 31, 2023. The Company began recording compensation expense with respect to these subjective performance-based RSUs granted in 2019 and 2020 after the completion of the Compensation Committee's subjective evaluation.
In April 2023, the Compensation Committee evaluated and awarded 11,334 subjective performance-based RSUs to a former member of the Company's senior management team, which vested immediately. During the year ended December 31, 2023, the Company recorded $0.3 million of compensation expense related to the subjective RSUs awarded to this former employee. As of December 31, 2023, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the remainder of the subjective awards granted in 2021, 2022 and 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the years ended December 31, 2023, 2022 and 2021.
In 2020, 2021, 2022 and 2023, the Company issued an aggregate of 184,760, 135,686, 199,793 and 210,406 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company's adjusted funds from operations ("AFFO CAGR") over a five year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of December 31, 2023 and 2022, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the years ended December 31, 2023 and 2022.
A portion of the RSUs that vested in 2023, 2022, and 2021 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company's RSUs for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Compensation cost recognized in general and administrative expense	$9,002	$9,361	$4,135
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	407	366	241
Fair value of units vested during the period	11,791	6,262	1,372
The following table presents information about the Company's RSUs as of the dates presented:

	December 31,
(Dollars in thousands)	2023	2022
Total unrecognized compensation cost	$13,131	$13,761
Weighted average period over which compensation cost will be recognized (in years)	2.2	2.8
10. Net Income Per Share
The Company computes net income per share pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of RSUs with market-, performance- or service-based vesting conditions, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Year ended December 31,
(dollar amounts in thousands)	2023	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$191,415	$134,742	$96,211
Less: net income attributable to non-controlling interests	(708)	(612)	(486)
Less: net income allocated to unvested RSAs and RSUs	(407)	(374)	(311)
Net income available for common stockholders: basic	190,300	133,756	95,414
Net income attributable to non-controlling interests	708	612	486
Net income available for common stockholders: diluted	$191,008	$134,368	$95,900

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	152,140,896	134,950,418	116,479,322
Less: weighted average number of shares of unvested RSAs	(161)	(9,230)	(121,263)
Weighted average shares outstanding used in basic net income per share	152,140,735	134,941,188	116,358,059
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847
Unvested RSAs and RSUs	421,292	356,044	554,432
Forward sales	405,980	4,837	—
Weighted average shares outstanding used in diluted net income per share	153,521,854	135,855,916	117,466,338
_____________________________________
(1)Excludes the impact of 179,807 and 171,059 unvested RSUs and unsettled forward equity sales for the years ended December 31, 2023 and 2022, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of December 31, 2023, the Company had remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $180.6 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of December 31, 2023, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2023, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.
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

The following table presents the matching contributions made by the Company for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021
401(k) matching contributions	$331	$318	$205
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet.The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2023 and 2022. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of December 31, 2023 and 2022.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan, the 2028 Term Loan and the 2029 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan, the 2028 Term Loan, and the 2029 Term Loan as of December 31, 2023 and 2022 approximate fair value.

The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Senior unsecured notes (1)	$395,846	$315,336	$315,336	$—	$—
Interest rate swaps	7,975	7,975	—	7,975	—

December 31, 2022
Financial assets:
Senior unsecured notes (1)	$395,286	$292,120	$292,120	$—	$—
Interest rate swaps	45,603	45,603	—	45,603	—
_____________________________________
(1)Carrying value is net of $3.6 million and $4.0 million of net deferred financing costs and $0.6 million and $0.7 million of net discount as of December 31, 2023 and 2022, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Non-financial assets:
Long-lived assets	$4,510	$4,510	$—	$—	$4,510

December 31, 2022
Non-financial assets:
Long-lived assets	$12,144	$12,144	$—	$—	$12,144
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
Quantitative information about Level 3 fair value measurements as of December 31, 2023 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Convenience store	$1,500	Sales comparison approach	Non-binding sales agreement	$1,500
Pet care services	2,139	Sales comparison approach	Binding sales agreement	2,139
Quick service restaurant	871	Discounted cash flow approach	Terminal value: 8.0% Discount rate: 8.5%	871
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after December 31, 2023 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Equity Awards
In January 2024, the Company issued an aggregate of 51,158 shares of unvested RSUs to certain of the Company’s employees under the Equity Incentive Plan. These awards vest over a period of up to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
Subsequent Acquisition and Disposition Activity
Subsequent to December 31, 2023, the Company invested in 12 real estate properties for an aggregate investment amount (including acquisition-related costs) of $16.8 million and invested $10.1 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company. In addition, the Company invested $14.0 million in mortgage loans receivable subsequent to December 31, 2023.
Subsequent to December 31, 2023, the Company sold its investment in four real estate properties for an aggregate gross sales price of $9.1 million and incurred $0.3 million of disposition costs related to these transactions.
2022 ATM Program Activity
In January 2024, the Company sold 34,000 shares of its common stock on a forward basis under the 2022 ATM Program for gross proceeds of $0.9 million.
Forward Equity Settlement
In January 2024, the Company physically settled 1,374,363 shares of its common stock sold on a forward basis under the September 2023 follow-on primary offering for net proceeds of $30.0 million. All settled shares were sold on a forward basis during the year ended December 31, 2023.

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
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.
Financial Statements. (see Item 8)
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

10.10†	Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)
10.11†	Employment Agreement between Essential Properties Realty Trust, Inc. and Mark E. Patten, effective as of August 10, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2020)
10.12†	Consulting Agreement, effective as of June 25, 2022, by and between Essential Properties
Realty Trust, Inc. and Gregg A. Seibert (Incorporated by reference to Exhibit 10.1 to the Company's
Quarterly Report on Form 10-Q filed on July 28, 2022)

Exhibit Number	Description
10.13	Form of Indemnification Agreement between Essential Properties Realty Trust, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2020)
16.1	Letter from Ernst & Young LLP (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021).
21.1*	Subsidiaries of the Company
22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	February 14, 2024	By:	/s/ Peter M. Mavoides
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

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	February 14, 2024
Peter M. Mavoides	(Principal Executive Officer)

/s/ Mark E. Patten	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	February 14, 2024
Mark E. Patten	(Principal Financial Officer)

/s/ Timothy J. Earnshaw	Senior Vice President and Chief Accounting Officer	February 14, 2024
Timothy J. Earnshaw	(Principal Accounting Officer)

/s/ Joyce DeLucca	Director	February 14, 2024
Joyce DeLucca

/s/ Scott A. Estes	Director	February 14, 2024
Scott A. Estes

/s/ Lawrence J. Minich	Director	February 14, 2024
Lawrence J. Minich

/s/ Heather L. Neary	Director	February 14, 2024
Heather Leed Neary

/s/ Stephen D. Sautel	Director	February 14, 2024
Stephen D. Sautel

/s/ Janaki Sivanesan	Director	February 14, 2024
Janaki Sivanesan

ESSENTIAL PROPERTIES REALTY TRUST, INC.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2023
(Dollar amounts in thousands)

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service
Alabama	2	$770	$882	$—	$—	$770	$882	$1,652	$(123)	1988-1991	2019-2019
Arizona	9	10,587	19,611	—	—	10,587	19,611	30,198	(1,738)	1975-2018	2020-2021
California	4	4,502	8,499	—	—	4,502	8,499	13,001	(627)	1953-1991	2021-2022
Colorado	7	6,027	11,544	—	170	6,027	11,714	17,741	(901)	1990-2016	2021-2022
Connecticut	3	3,504	6,262	—	—	3,504	6,262	9,766	(58)	1958-2016	2023-2023
Florida	3	1,862	2,642	—	580	1,862	3,223	5,084	(683)	1980-2000	2017-2017
Georgia	23	11,517	25,952	—	—	11,517	25,952	37,468	(1,551)	1955-2012	2017-2023
Iowa	2	747	1,462	—	245	747	1,707	2,454	(19)	1946-2011	2023-2023
Illinois	8	4,032	9,513	—	54	4,032	9,567	13,599	(646)	1927-1999	2019-2023
Indiana	8	1,509	4,617	—	302	1,509	4,919	6,427	(327)	1957-1998	2018-2022
Kansas	7	3,009	4,366	—	—	3,009	4,366	7,375	(346)	1981-2018	2021-2021
Kentucky	1	264	1,131	—	—	264	1,131	1,395	(3)	2002	2023
Massachusetts	1	512	1,804	—	—	512	1,804	2,316	(17)	1950	2023
Maryland	4	3,973	12,825	—	—	3,973	12,825	16,798	(2,376)	1952-2016	2017-2018
Maine	2	1,463	3,467	—	—	1,463	3,467	4,930	(45)	1985-1990	2023-2023
Michigan	12	5,277	10,807	—	—	5,277	10,807	16,084	(1,437)	1955-2014	2017-2023
Minnesota	5	3,442	7,602	—	—	3,442	7,602	11,044	(1,198)	1991-2000	2018-2021
Missouri	8	3,525	9,103	—	200	3,525	9,303	12,828	(557)	1960-2015	2021-2023
Mississippi	5	1,948	3,114	—	—	1,948	3,114	5,062	(344)	1990-1992	2021-2021
North Carolina	9	3,249	3,366	—	—	3,249	3,366	6,614	(651)	1990-2008	2018-2020
Nebraska	1	1,177	479	—	—	1,177	479	1,656	(58)	1995	2021
New Jersey	16	18,996	22,047	—	—	18,996	22,047	41,043	(2,522)	1928-1995	2020-2023
New Mexico	3	800	3,016	—	50	800	3,066	3,866	(212)	1989-1994	2021-2022
New York	8	3,735	8,978	—	—	3,735	8,978	12,713	(1,257)	1978-2019	2016-2023
Ohio	5	2,764	5,063	—	—	2,764	5,063	7,827	(444)	1960-2017	2018-2023
Oklahoma	20	9,013	27,923	—	—	9,013	27,923	36,936	(2,965)	1967-2019	2018-2021
Oregon	2	1,076	1,104	—	—	1,076	1,104	2,180	(85)	1984-1988	2022-2022
Pennsylvania	5	4,920	8,651	—	—	4,920	8,651	13,571	(822)	1968-2021	2017-2023
Rhode Island	1	1,834	2,178	—	—	1,834	2,178	4,012	(28)	2001	2023
South Carolina	5	1,409	2,574	—	580	1,409	3,154	4,563	(121)	2007-2007	2020-2023
Tennessee	4	2,584	3,368	—	—	2,584	3,368	5,952	(515)	1990-2016	2017-2022
Texas	15	10,949	23,030	—	300	10,949	23,330	34,279	(3,328)	1971-2017	2016-2021
Virginia	1	224	734	—	—	224	734	959	(96)	2006	2020
Wisconsin	9	3,175	7,554	—	74	3,175	7,627	10,802	(503)	1985-2017	2021-2022
West Virginia	6	1,985	4,519	—	—	1,985	4,519	6,504	(413)	1983-2007	2020-2022

Building Materials
Alabama	2	$2,060	$3,640	$—	$—	$2,060	$3,640	$5,700	$(848)	1975-2002	2017-2017
F-1

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Colorado	1	760	403	—	—	760	403	1,163	(94)	1983	2017
Florida	1	934	638	—	—	934	638	1,572	(149)	2003	2017
Georgia	2	2,338	4,165	—	—	2,338	4,165	6,503	(971)	2003-2004	2017-2017
Indiana	2	1,072	1,619	—	—	1,072	1,619	2,691	(267)	1979-1989	2020-2020
Kentucky	1	414	200	—	—	414	200	614	(47)	1984	2017
Michigan	3	4,438	8,425	—	—	4,438	8,425	12,863	(1,244)	1973-1995	2020-2020
Ohio	6	3,011	4,573	—	—	3,011	4,573	7,584	(1,066)	1953-1996	2017-2017
South Carolina	1	1,097	172	—	—	1,097	172	1,268	(40)	1983	2017
Texas	4	5,228	3,746	—	—	5,228	3,746	8,974	(873)	1972-1985	2017-2017

Car Washes
Alabama	4	$6,867	$10,141	$—	$—	$6,867	$10,141	$17,008	$(394)	2019-2020	2020-2023
Arkansas	3	2,757	11,016	—	—	2,757	11,016	13,773	(1,033)	1997-2019	2017-2022
Arizona	12	18,697	31,746	—	—	18,697	31,746	50,443	(2,628)	1988-2022	2016-2023
California	5	14,218	8,388	—	—	14,218	8,388	22,606	(202)	2004-2020	2023-2023
Colorado	8	10,679	14,064	—	—	10,679	14,064	24,743	(2,319)	2008-2018	2017-2023
Florida	7	12,009	27,468	—	283	12,009	27,752	39,760	(1,872)	2017-2021	2019-2023
Georgia	21	27,953	57,475	—	2,055	27,953	59,530	87,483	(8,063)	1967-2023	2016-2023
Iowa	2	5,923	4,490	—	—	5,923	4,490	10,413	(324)	2021-2021	2019-2022
Illinois	1	1,674	3,227	—	—	1,674	3,227	4,901	(375)	2018	2020
Indiana	4	2,249	11,175	—	—	2,249	11,175	13,424	(352)	1979-2008	2022-2022
Louisiana	5	4,596	12,695	—	425	4,596	13,120	17,716	(1,080)	2012-2018	2017-2023
Michigan	1	1,268	—	—	—	1,268	—	1,268	—	N/A	2022
Minnesota	1	1,430	3,253	—	—	1,430	3,253	4,683	(12)	2022	2023
Missouri	2	2,928	—	—	—	2,928	—	2,928	—	N/A	2023-2023
Mississippi	5	3,923	13,810	—	567	3,923	14,376	18,299	(524)	2008-2023	2020-2023
North Carolina	3	3,159	6,813	—	—	3,159	6,813	9,972	(693)	2003-2020	2019-2022
Nebraska	1	597	2,569	—	—	597	2,569	3,166	(258)	2021	2019
New Mexico	4	2,461	12,216	—	—	2,461	12,216	14,676	(2,504)	1982-2013	2017-2017
Nevada	3	6,269	10,385	—	—	6,269	10,385	16,654	(96)	2022-2022	2023-2023
New York	8	6,538	24,076	—	—	6,538	24,076	30,614	(1,097)	1985-2022	2022-2023
Ohio	6	6,911	18,490	—	—	6,911	18,490	25,401	(1,476)	1990-2017	2021-2022
Oklahoma	2	2,536	2,077	—	—	2,536	2,077	4,613	(240)	2016-2016	2021-2022
South Carolina	1	793	4,031	—	—	793	4,031	4,824	(741)	2008	2017
South Dakota	6	5,890	14,859	—	1,225	5,890	16,084	21,973	(2,038)	1987-2017	2019-2019
Tennessee	2	2,618	2,724	—	—	2,618	2,724	5,343	(12)	2023-2023	2022-2023
Texas	19	31,500	54,385	—	775	31,500	55,160	86,660	(3,207)	1942-2023	2020-2023
Virginia	15	20,563	38,700	—	—	20,563	38,700	59,263	(1,281)	1981-2023	2022-2023
Wisconsin	6	7,000	9,976	—	—	7,000	9,976	16,976	(91)	1964-2023	2023-2023

Convenience Stores
Arkansas	10	$6,845	$8,337	$—	$50	$6,845	$8,387	$15,232	$(2,311)	1979-2012	2019-2019
Arizona	2	2,085	2,791	—	34	2,085	2,825	4,910	(750)	1985-2002	2018-2018

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Colorado	1	272	1,047	—	—	272	1,047	1,319	(223)	1983	2017
Iowa	3	1,362	2,380	—	—	1,362	2,380	3,742	(162)	1927-1996	2022-2022
Illinois	1	656	832	—	—	656	832	1,488	(197)	1999	2019
Indiana	1	840	838	—	—	840	838	1,678	(265)	1999	2019
Kentucky	11	9,442	5,630	—	—	9,442	5,630	15,072	(1,828)	1998-1999	2019-2019
Minnesota	5	3,325	5,396	14	104	3,339	5,500	8,839	(1,534)	1967-2013	2017-2018
Missouri	3	1,931	2,396	—	—	1,931	2,396	4,327	(696)	1997-2003	2019-2019
North Carolina	2	758	873	—	—	758	873	1,631	(5)	1991-2015	2023-2023
New Mexico	12	4,781	8,998	—	—	4,781	8,998	13,780	(2,172)	1966-2013	2017-2018
New York	16	5,881	20,342	—	—	5,881	20,342	26,222	(5,931)	1970-2010	2016-2016
Ohio	21	15,191	13,382	—	—	15,191	13,382	28,573	(4,122)	1996-2001	2019-2019
Pennsylvania	1	467	383	—	—	467	383	850	(141)	1996	2019
South Carolina	7	3,408	7,038	—	—	3,408	7,038	10,446	(28)	1970-2011	2023-2023
Texas	6	1,827	5,161	—	975	1,827	6,137	7,964	(1,205)	1965-2019	2017-2019
Washington	1	568	508	—	—	568	508	1,077	(148)	1976	2018
Wisconsin	32	36,034	37,234	—	—	36,034	37,234	73,268	(7,007)	1940-2018	2018-2023

Early Childhood Education
Arizona	16	$10,474	$14,986	$—	$21	$10,474	$15,007	$25,481	$(2,014)	1932-2021	2018-2022
Colorado	2	2,867	5,617	—	98	2,867	5,714	8,581	(239)	1988-1988	2019-2023
Connecticut	5	3,423	7,360	—	2,404	3,423	9,764	13,187	(1,943)	1957-2018	2018-2018
Florida	8	8,790	21,022	—	—	8,790	21,022	29,812	(3,385)	1981-2016	2017-2021
Georgia	9	9,348	21,292	—	—	9,348	21,292	30,640	(3,323)	1995-2016	2016-2023
Iowa	1	636	2,199	—	—	636	2,199	2,835	(179)	2005	2021
Illinois	12	8,342	29,548	—	391	8,342	29,939	38,281	(2,075)	1972-2021	2019-2023
Kansas	2	2,056	4,914	—	—	2,056	4,914	6,970	(933)	2007-2017	2017-2019
Kentucky	2	716	2,500	—	—	716	2,500	3,216	(292)	2002-2003	2019-2021
Massachusetts	1	3,200	2,423	—	—	3,200	2,423	5,623	(316)	1990	2020
Michigan	5	1,850	5,450	—	—	1,850	5,450	7,301	(657)	1987-2012	2018-2022
Minnesota	5	5,157	7,591	—	—	5,157	7,591	12,748	(272)	1968-2017	2021-2023
Missouri	8	4,239	14,583	19	81	4,258	14,664	18,922	(852)	1986-2009	2021-2022
Mississippi	2	2,085	2,547	—	124	2,085	2,671	4,756	(599)	2002-2008	2017-2018
North Carolina	22	20,463	35,245	—	100	20,463	35,345	55,809	(2,789)	1954-2018	2020-2023
Nebraska	1	224	813	—	—	224	813	1,037	(31)	2006	2022
New Hampshire	1	711	1,733	—	—	711	1,733	2,444	(9)	1994	2023
New Jersey	2	1,249	3,439	—	—	1,249	3,439	4,687	(607)	2000-2002	2018-2018
Nevada	2	2,480	3,451	—	—	2,480	3,451	5,930	(338)	1998-2006	2021-2021
New York	6	2,087	6,664	—	—	2,087	6,664	8,751	(77)	1986-2007	2023-2023
Ohio	30	23,197	61,829	31	9,321	23,228	71,150	94,378	(5,888)	1956-2017	2018-2023
Oklahoma	3	1,327	3,860	—	—	1,327	3,860	5,186	(192)	1967-1995	2022-2022
Pennsylvania	12	10,670	28,267	—	—	10,670	28,267	38,937	(5,024)	1930-2010	2018-2023
South Carolina	1	1,323	5,218	—	—	1,323	5,218	6,541	(14)	2007	2023
Tennessee	2	1,943	2,970	—	—	1,943	2,970	4,913	(534)	1989-1996	2019-2020

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Texas	11	9,256	18,436	—	529	9,256	18,965	28,221	(2,517)	1989-2021	2017-2023
Virginia	2	3,799	6,385	—	—	3,799	6,385	10,184	(798)	2006-2006	2017-2021
Washington	5	2,235	5,154	—	—	2,235	5,154	7,389	(751)	1924-2002	2019-2019
Wisconsin	8	6,716	25,474	—	—	6,716	25,474	32,190	(2,523)	1992-2007	2020-2022

Entertainment
Alabama	2	$5,806	$8,631	$—	$—	$5,806	$8,631	$14,438	$(1,465)	2002-2017	2017-2019
Arizona	5	4,903	21,304	—	—	4,903	21,304	26,206	(369)	1954-2022	2022-2023
California	1	1,320	2,320	—	—	1,320	2,320	3,640	(525)	1977	2017
Connecticut	3	4,681	15,584	—	—	4,681	15,584	20,265	(1,025)	1960-2019	2021-2023
Florida	2	6,456	6,815	—	4,500	6,456	11,315	17,771	(1,581)	1994-2007	2017-2022
Iowa	1	2,560	6,120	—	—	2,560	6,120	8,680	(468)	2018	2021
Idaho	1	886	2,768	—	—	886	2,768	3,654	(402)	2008	2019
Kansas	2	5,886	21,128	—	—	5,886	21,128	27,014	(1,073)	2018-2020	2022-2022
Louisiana	2	3,403	3,115	—	—	3,403	3,115	6,518	(628)	1990-2016	2018-2022
Maine	1	2,052	4,924	—	—	2,052	4,924	6,975	(352)	1989	2021
Michigan	1	693	4,593	—	2,362	693	6,954	7,648	(1,295)	1995	2017
Minnesota	10	10,877	20,806	—	—	10,877	20,806	31,683	(3,386)	1950-2009	2018-2023
Missouri	5	20,925	13,731	—	—	20,925	13,731	34,655	(2,199)	1990-2016	2022-2022
North Carolina	3	11,099	21,176	—	—	11,099	21,176	32,275	(3,123)	1988-2019	2019-2022
Oklahoma	1	3,073	9,673	—	—	3,073	9,673	12,747	(530)	2020	2022
Pennsylvania	1	823	2,028	—	—	823	2,028	2,850	(378)	2016	2019
South Carolina	1	2,156	1,476	—	—	2,156	1,476	3,631	(3)	2002	2023
Tennessee	2	18,026	1,873	—	—	18,026	1,873	19,898	(462)	1940-2013	2022-2022
Texas	6	19,439	44,160	—	—	19,439	44,160	63,599	(1,625)	1981-2022	2022-2023
Virginia	1	4,821	7,264	—	—	4,821	7,264	12,085	(205)	1997	2023

Equipment Rental and Sales
Alabama	4	$5,499	$6,985	$12	$864	$5,510	$7,849	$13,360	$(442)	1974-2023	2020-2023
Arkansas	2	2,734	544	246	1,245	2,980	1,788	4,769	(169)	1982-1992	2019-2023
California	1	2,467	2,429	—	—	2,467	2,429	4,896	(50)	1992	2023
Colorado	2	6,120	3,825	5	1,021	6,124	4,846	10,970	(753)	1990-2021	2020-2022
Connecticut	3	2,891	4,222	—	—	2,891	4,222	7,113	(181)	2002-2005	2020-2021
Florida	6	9,972	5,557	—	3,526	9,972	9,083	19,055	(794)	1964-1979	2019-2023
Georgia	3	6,704	4,891	236	3,176	6,940	8,067	15,007	(948)	1964-2019	2019-2023
Idaho	1	1,796	1,265	—	—	1,796	1,265	3,061	(53)	1992	2023
Louisiana	1	1,006	227	16	1,164	1,022	1,390	2,412	(235)	2012	2020
Massachusetts	2	1,756	2,904	—	—	1,756	2,904	4,661	(322)	1971-2012	2020-2020
Michigan	2	6,086	9,037	—	1,331	6,086	10,368	16,454	(1,276)	1987-1988	2017-2023
Missouri	5	5,538	6,703	21	1,536	5,558	8,238	13,797	(870)	1995-2015	2019-2022
North Carolina	1	1,488	649	—	1,451	1,488	2,100	3,589	(6)	1955	2023
North Dakota	1	851	1,567	—	330	851	1,897	2,748	(100)	2012	2022
New Hampshire	4	4,991	1,859	—	982	4,991	2,841	7,832	(215)	1978-1986	2020-2022

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
New Mexico	1	1,686	286	25	1,862	1,711	2,148	3,859	(313)	1970	2020
New York	6	7,131	3,366	—	—	7,131	3,366	10,497	(495)	1965-1980	2020-2023
Oklahoma	3	2,268	2,257	—	—	2,268	2,257	4,525	(237)	1997-2003	2021-2023
Pennsylvania	1	751	1,678	—	—	751	1,678	2,429	(284)	1987	2020
South Carolina	1	1,777	582	—	616	1,777	1,198	2,975	(8)	1974	2023
Tennessee	2	3,519	3,713	816	1,734	4,335	5,448	9,783	(657)	1985-2018	2019-2022
Texas	15	19,681	23,217	—	2,937	19,681	26,154	45,835	(1,333)	1970-2022	2020-2023
Utah	1	1,731	2,196	—	1,346	1,731	3,542	5,273	(472)	1979	2019
Virginia	1	2,076	199	—	581	2,076	780	2,856	(6)	1986	2023
Vermont	1	1,809	—	—	—	1,809	—	1,809	—	1995	2022
Washington	2	5,946	2,727	492	1,563	6,438	4,289	10,727	(460)	1959-2000	2019-2023

Grocery
Arkansas	6	$5,704	$12,942	$—	$1,425	$5,704	$14,367	$20,071	$(1,516)	1986-2020	2020-2021
Colorado	3	1,524	8,059	—	—	1,524	8,059	9,583	(161)	1980-2011	2023-2023
Michigan	1	1,224	6,189	—	—	1,224	6,189	7,412	(557)	1969	2021
Missouri	10	5,661	16,938	—	—	5,661	16,938	22,599	(2,181)	1970-2013	2020-2021
North Carolina	1	762	1,300	—	—	762	1,300	2,062	(264)	1992	2018
Oklahoma	3	1,606	8,726	—	—	1,606	8,726	10,332	(1,141)	1987-1993	2019-2020
Wisconsin	8	20,724	80,848	—	—	20,724	80,848	101,573	(4,969)	1982-2017	2021-2023

Health and Fitness
Alabama	1	$1,102	$2,412	$—	$—	$1,102	$2,412	$3,515	$(517)	2007	2017
Arizona	1	4,367	4,264	—	—	4,367	4,264	8,632	(471)	2021	2018
Colorado	1	1,484	4,491	—	—	1,484	4,491	5,975	(832)	1989	2017
Florida	2	5,291	5,975	—	2,572	5,291	8,546	13,837	(715)	1983-2000	2019-2021
Georgia	2	5,751	6,242	—	—	5,751	6,242	11,993	(631)	2005-2019	2017-2023
Iowa	1	2,013	—	—	—	2,013	—	2,013	—	N/A	2023
Illinois	1	1,133	2,226	—	2,150	1,133	4,376	5,510	(546)	1986	2019
Indiana	1	1,668	3,268	—	—	1,668	3,268	4,936	(61)	2007	2023
Kansas	1	954	—	—	—	954	—	954	—	N/A	2023
Kentucky	1	868	2,186	—	—	868	2,186	3,053	(437)	1994	2017
Massachusetts	3	10,541	29,129	282	3,605	10,822	32,735	43,557	(4,353)	2004-2009	2018-2018
North Carolina	1	912	883	761	1,875	1,674	2,759	4,432	(276)	1972	2018
New Mexico	1	938	1,503	—	—	938	1,503	2,441	(346)	2016	2017
Nevada	1	491	2,543	—	—	491	2,543	3,034	(355)	1970	2019
Oklahoma	5	8,211	12,420	—	559	8,211	12,980	21,191	(1,328)	1979-2018	2018-2023
Oregon	1	2,024	2,468	—	—	2,024	2,468	4,492	(529)	1999	2018
South Carolina	5	4,516	9,463	—	330	4,516	9,793	14,309	(1,554)	1993-2010	2018-2019
Texas	7	13,269	20,039	—	144	13,269	20,183	33,452	(943)	1974-2019	2019-2023
Utah	1	1,937	4,209	—	—	1,937	4,209	6,146	(844)	1984	2016

Home Furnishings

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Michigan	2	$3,369	$24,427	$69	$3,034	$3,438	$27,461	$30,899	$(5,129)	1987-1992	2017-2017
Missouri	1	273	4,683	—	—	273	4,683	4,956	(640)	2007	2018

Industrial
Connecticut	4	$6,173	$19,694	$—	$—	$6,173	$19,694	$25,867	$(633)	1941-1959	2023-2023
Florida	4	9,388	1,955	—	—	9,388	1,955	11,344	(62)	1974-2003	2022-2023
Iowa	2	734	3,261	—	—	734	3,261	3,995	(121)	1991-1993	2022-2022
Illinois	2	3,958	1,744	—	—	3,958	1,744	5,702	(114)	1951-1987	2022-2022
Indiana	5	1,789	6,261	—	—	1,789	6,261	8,050	(247)	2000-2022	2022-2022
Louisiana	1	490	761	—	1,783	490	2,544	3,034	(83)	1981	2022
Massachusetts	1	272	998	—	—	272	998	1,270	(28)	1930	2023
Mississippi	1	2,198	3,351	—	—	2,198	3,351	5,549	(201)	1986	2022
North Carolina	1	909	746	—	—	909	746	1,655	(107)	1999	2022
North Dakota	3	1,354	2,860	—	—	1,354	2,860	4,214	(52)	1954-1965	2023-2023
Ohio	1	902	2,330	—	—	902	2,330	3,231	(102)	2000	2022
Oklahoma	1	922	5,548	—	—	922	5,548	6,471	(102)	2020	2023
Pennsylvania	1	678	2,922	—	—	678	2,922	3,600	(167)	1989	2022
South Dakota	1	1,250	2,950	—	—	1,250	2,950	4,200	(202)	1992	2021
Tennessee	2	861	2,139	—	—	861	2,139	3,001	(69)	1997-2008	2022-2022
Texas	1	5,350	6,679	—	—	5,350	6,679	12,029	(1,013)	2008	2021
Virginia	1	679	3,839	—	—	679	3,839	4,518	(287)	1964	2021
Washington	1	4,383	110	—	—	4,383	110	4,493	(6)	2019	2023

Medical / Dental
Alabama	5	$1,623	$7,508	$—	$—	$1,623	$7,508	$9,131	$(1,270)	1990-2012	2016-2019
Arkansas	16	4,013	12,692	—	497	4,013	13,189	17,202	(1,955)	1950-2017	2018-2021
Arizona	2	1,770	2,635	—	1,913	1,770	4,549	6,319	(369)	1967-1980	2016-2020
California	3	1,867	4,276	—	—	1,867	4,276	6,142	(430)	1989-2005	2021-2021
Connecticut	2	1,889	1,675	—	—	1,889	1,675	3,564	(241)	1840-2009	2021-2021
Florida	13	10,524	33,494	—	200	10,524	33,694	44,218	(2,542)	1934-2019	2016-2023
Georgia	8	9,437	17,853	—	—	9,437	17,853	27,290	(1,138)	1960-2004	2016-2023
Iowa	3	1,252	2,085	—	—	1,252	2,085	3,337	(79)	1963-1990	2022-2022
Illinois	11	4,816	14,474	—	—	4,816	14,474	19,290	(1,321)	1967-2008	2016-2023
Indiana	5	5,985	7,951	—	—	5,985	7,951	13,936	(1,197)	1976-2021	2016-2019
Kentucky	1	199	474	—	—	199	474	673	(111)	2000	2017
Massachusetts	4	853	2,784	—	—	853	2,784	3,637	(329)	1850-2005	2016-2020
Michigan	4	2,401	9,443	—	—	2,401	9,443	11,844	(646)	2007-2007	2019-2021
Missouri	11	3,543	9,169	—	775	3,543	9,944	13,487	(987)	1979-2015	2016-2022
Mississippi	4	1,302	13,437	—	—	1,302	13,437	14,739	(1,437)	1970-2006	2016-2021
North Carolina	7	2,527	6,920	—	—	2,527	6,920	9,446	(591)	1996-2019	2021-2021
New Hampshire	7	5,304	18,868	—	—	5,304	18,868	24,172	(815)	1888-2013	2016-2023
New Jersey	1	1,731	6,560	—	—	1,731	6,560	8,291	(32)	2010	2023
New York	6	1,032	3,736	—	—	1,032	3,736	4,768	(371)	1940-2010	2016-2023

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Ohio	21	10,332	28,725	—	—	10,332	28,725	39,057	(2,526)	1907-2021	2017-2023
Oklahoma	7	1,472	6,767	—	—	1,472	6,767	8,239	(554)	1964-2018	2021-2022
Oregon	1	1,457	1,230	—	—	1,457	1,230	2,687	(177)	1981	2020
Pennsylvania	2	505	3,641	—	—	505	3,641	4,146	(212)	2002-2012	2022-2022
South Carolina	7	4,836	10,564	—	—	4,836	10,564	15,400	(1,190)	1936-1998	2016-2021
Texas	49	31,618	111,148	—	1,601	31,618	112,750	144,368	(14,878)	1940-2019	2016-2022
Virginia	2	1,493	2,800	—	—	1,493	2,800	4,293	(266)	2001-2009	2021-2021
Vermont	1	357	916	—	—	357	916	1,273	(69)	1980	2021
Washington	1	627	868	—	—	627	868	1,496	(155)	1981	2021
Wyoming	1	620	2,550	—	—	620	2,550	3,170	(528)	2001	2017

Movie Theatres
Alabama	2	$3,011	$10,643	$169	$—	$3,180	$10,643	$13,823	$(2,340)	2001-2013	2016-2018
North Carolina	1	1,826	2,798	—	—	1,826	2,798	4,624	(573)	2004	2018
Ohio	1	2,126	10,097	—	—	2,126	10,097	12,223	(1,740)	1989	2017
South Carolina	1	1,465	7,081	—	—	1,465	7,081	8,546	(1,295)	2006	2017
Texas	1	3,049	—	—	—	3,049	—	3,049	—	N/A	2023
Wisconsin	1	3,159	3,755	164	—	3,323	3,755	7,078	(937)	1997	2017

Other Services
Alabama	1	$312	$176	$—	$—	$312	$176	$488	$(75)	1978	2016
Colorado	1	370	434	—	—	370	434	804	(120)	2002	2016
Florida	1	1,187	3,344	—	—	1,187	3,344	4,531	(303)	1960	2020
Georgia	5	2,293	7,204	—	—	2,293	7,204	9,497	(922)	1895-2000	2018-2023
Kentucky	2	1,503	4,613	—	—	1,503	4,613	6,115	(549)	1882-1999	2018-2022
North Carolina	1	713	1,942	—	—	713	1,942	2,655	(391)	1973	2018
New York	1	714	553	—	—	714	553	1,268	(27)	1965	2023
Ohio	3	246	1,056	—	—	246	1,056	1,301	(11)	1855-1900	2023-2023
Oklahoma	1	2,257	2,073	—	—	2,257	2,073	4,330	(268)	2006	2021
Pennsylvania	1	2,014	—	—	—	2,014	—	2,014	—	N/A	2023
South Carolina	5	3,056	5,810	—	—	3,056	5,810	8,866	(234)	1937-2013	2016-2023
Tennessee	14	10,757	19,485	—	—	10,757	19,485	30,242	(2,317)	1870-2014	2016-2022
Texas	6	15,090	17,940	729	—	15,819	17,940	33,759	(1,883)	2006-2021	2021-2022
Virginia	1	1,259	1,786	—	—	1,259	1,786	3,045	(391)	1991	2018
Wisconsin	3	1,010	1,781	—	—	1,010	1,781	2,792	(5)	1997-2011	2023-2023

Pet Care Services
Alabama	1	$2,359	$4,730	$—	$—	$2,359	$4,730	$7,089	$(92)	2023	2021
Arkansas	3	2,741	10,657	—	—	2,741	10,657	13,398	(467)	1979-2023	2017-2023
Arizona	2	2,386	2,589	13	1,575	2,399	4,164	6,563	(565)	1990-2008	2018-2018
Florida	4	2,933	4,718	—	—	2,933	4,718	7,651	(872)	2003-2021	2018-2021
Georgia	5	3,335	3,367	—	—	3,335	3,367	6,702	(353)	1950-2007	2019-2021
Illinois	3	1,475	1,504	—	—	1,475	1,504	2,979	(365)	1976-1995	2019-2019

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Indiana	6	1,676	5,148	—	—	1,676	5,148	6,824	(872)	1952-2007	2017-2019
Louisiana	1	485	701	—	183	485	884	1,369	(127)	2007	2019
Maryland	1	586	1,881	16	34	602	1,915	2,516	(199)	1988	2020
Missouri	1	537	752	—	—	537	752	1,289	(127)	1986	2019
North Carolina	3	1,561	5,909	—	—	1,561	5,909	7,470	(501)	2014-2014	2019-2021
Nebraska	1	381	332	—	—	381	332	713	(101)	1967	2019
New York	1	327	697	—	—	327	697	1,023	(23)	1999	2023
Oklahoma	1	225	283	—	—	225	283	508	(86)	1993	2019
Oregon	1	192	324	—	—	192	324	516	(46)	1990	2019
South Carolina	2	1,808	1,017	—	—	1,808	1,017	2,825	(163)	1994-1994	2019-2023
Texas	2	2,782	7,093	—	—	2,782	7,093	9,875	(184)	2006-2023	2021-2021

Restaurants - Casual Dining
Alabama	5	$2,954	$7,305	$—	$—	$2,954	$7,305	$10,259	$(1,651)	1977-2007	2016-2017
Arkansas	1	1,392	1,929	—	—	1,392	1,929	3,322	(29)	2005	2023
Arizona	2	2,118	3,865	—	—	2,118	3,865	5,983	(73)	2002-2003	2023-2023
Colorado	1	1,593	3,400	—	—	1,593	3,400	4,994	(714)	1993	2016
Florida	8	5,497	11,008	55	29	5,552	11,037	16,589	(2,768)	1988-2003	2016-2017
Georgia	6	5,991	8,193	—	600	5,991	8,793	14,784	(1,689)	1982-2005	2016-2023
Iowa	4	2,078	6,311	—	—	2,078	6,311	8,389	(783)	1950-2005	2018-2022
Illinois	4	4,329	3,456	—	18	4,329	3,473	7,803	(363)	1991-2005	2018-2023
Indiana	2	2,387	1,827	—	—	2,387	1,827	4,214	(29)	1999-2006	2020-2023
Kansas	2	3,045	1,382	—	—	3,045	1,382	4,427	(169)	2005-2005	2021-2022
Kentucky	3	1,798	3,643	—	—	1,798	3,643	5,441	(337)	2001-2010	2019-2022
Louisiana	3	2,156	3,330	—	—	2,156	3,330	5,486	(831)	1988-1994	2016-2017
Massachusetts	10	12,982	14,943	—	—	12,982	14,943	27,926	(1,501)	1985-2008	2021-2021
Maryland	3	4,440	4,991	—	—	4,440	4,991	9,431	(581)	2003-2005	2017-2023
Michigan	11	6,671	15,576	—	—	6,671	15,576	22,247	(2,171)	1906-2003	2019-2022
Minnesota	2	7,921	14,090	—	—	7,921	14,090	22,010	(529)	1905-1947	2022-2022
Missouri	5	9,052	13,838	—	—	9,052	13,838	22,891	(690)	2001-2023	2017-2023
Mississippi	1	926	624	—	—	926	624	1,550	(158)	2004	2017
North Carolina	1	594	2,391	—	—	594	2,391	2,985	(38)	2020	2023
New Hampshire	1	1,978	2,127	—	—	1,978	2,127	4,105	(150)	1974	2021
New Jersey	8	9,625	28,327	—	—	9,625	28,327	37,952	(1,154)	1941-2005	2022-2022
Ohio	6	8,882	15,086	—	—	8,882	15,086	23,968	(878)	1988-2004	2019-2023
Oklahoma	1	2,039	—	—	—	2,039	—	2,039	—	N/A	2023
Pennsylvania	5	6,632	11,046	—	—	6,632	11,046	17,678	(403)	1880-2003	2022-2023
Rhode Island	1	830	1,171	—	—	830	1,171	2,001	(119)	1996	2021
South Carolina	1	447	292	—	29	447	321	768	(107)	2003	2017
South Dakota	1	1,922	2,475	—	—	1,922	2,475	4,397	(192)	2000	2021
Tennessee	1	683	737	—	—	683	737	1,420	(162)	2003	2017
Texas	8	10,874	8,469	—	—	10,874	8,469	19,343	(732)	1999-2018	2016-2023
Virginia	3	4,119	6,014	—	—	4,119	6,014	10,133	(357)	2000-2005	2019-2023

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
West Virginia	2	953	3,180	—	—	953	3,180	4,134	(200)	1997-2006	2022-2022

Restaurants - Family Dining
Florida	1	$467	$421	$—	$150	$467	$571	$1,038	$(357)	1997	2016
Georgia	14	9,832	22,607	—	1,330	9,832	23,937	33,769	(1,434)	1968-2019	2017-2023
Iowa	1	804	563	—	—	804	563	1,367	(171)	1994	2016
Illinois	2	1,372	1,206	—	750	1,372	1,956	3,328	(394)	1978-1979	2016-2016
Michigan	3	2,148	2,847	—	—	2,148	2,847	4,995	(418)	1973-2000	2019-2019
Minnesota	4	2,433	2,451	—	—	2,433	2,451	4,883	(778)	1975-1991	2016-2016
Missouri	2	1,038	1,153	—	—	1,038	1,153	2,191	(346)	1978-1979	2016-2016
New Hampshire	1	131	232	—	—	131	232	364	(364)	1998	2016
Pennsylvania	1	784	756	6	61	790	817	1,607	(234)	1995	2017
South Carolina	2	1,930	2,111	—	—	1,930	2,111	4,041	(306)	1978-2008	2020-2020
Virginia	1	90	192	—	—	90	192	282	(282)	1997	2016
Washington	2	1,787	3,861	—	—	1,787	3,861	5,647	(629)	1982-1999	2019-2019
Wisconsin	2	1,967	2,955	—	—	1,967	2,955	4,922	(599)	1976-2018	2016-2019
Wyoming	1	739	1,569	—	—	739	1,569	2,308	(222)	1982	2019

Restaurants - Quick Service
Alaska	2	$1,115	$3,157	$5	$527	$1,120	$3,684	$4,804	$(631)	1972-2006	2018-2018
Alabama	27	7,180	15,222	—	83	7,180	15,305	22,485	(3,032)	1972-2023	2016-2023
Arkansas	13	6,961	11,489	—	15	6,961	11,504	18,465	(2,054)	1977-2019	2016-2019
California	1	467	533	—	—	467	533	1,000	(149)	1993	2016
Colorado	1	698	1,036	—	—	698	1,036	1,733	(207)	1999	2018
Florida	18	12,582	20,086	—	—	12,582	20,086	32,668	(1,875)	1976-2022	2016-2023
Georgia	48	20,672	34,451	—	—	20,672	34,451	55,122	(5,644)	1975-2023	2016-2023
Iowa	7	2,268	6,367	—	75	2,268	6,442	8,711	(1,587)	1950-2004	2016-2019
Illinois	4	2,062	2,892	—	1,100	2,062	3,992	6,054	(541)	1988-2020	2016-2021
Indiana	13	9,014	12,894	—	504	9,014	13,398	22,411	(629)	1987-2023	2019-2023
Kansas	1	194	777	—	—	194	777	971	(160)	1971	2017
Kentucky	13	5,705	9,351	—	402	5,705	9,754	15,459	(1,423)	1969-2020	2016-2022
Louisiana	6	4,808	4,697	—	—	4,808	4,697	9,504	(555)	1983-2023	2019-2023
Massachusetts	9	5,251	5,131	—	—	5,251	5,131	10,382	(808)	1965-1987	2020-2020
Maryland	1	338	624	—	—	338	624	962	(100)	2002	2019
Michigan	11	3,446	7,227	—	—	3,446	7,227	10,673	(1,719)	1969-2015	2016-2018
Minnesota	3	2,605	4,416	—	—	2,605	4,416	7,021	(1,231)	1989-1996	2017-2019
Missouri	5	3,067	4,650	—	—	3,067	4,650	7,717	(320)	1987-2022	2016-2023
Mississippi	35	15,555	23,125	—	390	15,555	23,515	39,070	(3,018)	1968-2023	2016-2023
Montana	1	1,365	1,249	—	—	1,365	1,249	2,614	(21)	2023	2022
North Carolina	6	6,476	4,534	—	411	6,476	4,944	11,420	(189)	1986-2023	2016-2023
Nebraska	2	849	3,206	—	—	849	3,206	4,055	(405)	1998-1998	2016-2023
New Hampshire	1	409	355	—	—	409	355	763	(114)	1993	2016
New York	4	4,677	4,143	—	400	4,677	4,543	9,220	(1,238)	1968-2000	2016-2019

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2023 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Ohio	9	3,689	10,738	—	—	3,689	10,738	14,426	(1,145)	1964-1993	2016-2022
Oklahoma	11	8,978	9,531	—	—	8,978	9,531	18,509	(886)	1965-2023	2020-2023
Oregon	1	252	131	—	—	252	131	383	(48)	2015	2016
Pennsylvania	3	1,369	1,710	—	—	1,369	1,710	3,079	(470)	1963-1994	2016-2019
South Carolina	5	1,469	2,291	—	30	1,469	2,321	3,791	(503)	1977-2014	2016-2023
South Dakota	1	1,127	1,715	—	—	1,127	1,715	2,842	(78)	2013	2023
Tennessee	20	11,921	16,116	—	354	11,921	16,470	28,391	(2,849)	1974-2023	2016-2023
Texas	38	29,040	31,932	—	1,501	29,043	33,434	62,477	(4,083)	1970-2019	2016-2023
Wisconsin	2	1,197	2,462	—	85	1,197	2,547	3,748	(669)	1983-1998	2016-2017
West Virginia	6	1,293	3,137	—	—	1,293	3,137	4,430	(792)	1976-1994	2016-2016

Vacant Properties
Minnesota	1	$734	$309	$180	$25	$914	$334	$1,248	$(174)	1973	2016
Oregon	1	1,046	2,636	—	350	1,046	2,986	4,032	(477)	1980	2018

Grand Total	1728	$1,537,920	$2,848,294	$4,382	$89,718	$1,542,302	$2,938,012	$4,480,314	$(321,944)
_____________________________________
(a)As of December 31, 2023, the Company had investments in 1,873 single-tenant real estate property locations including 1,726 owned properties, 11 ground lease interests and 136 properties securing mortgage notes receivable. Three of the Company’s owned properties are subject to leases accounted for as direct financing leases and are excluded from the table above. Additionally, the table above excludes two owned properties which are accounted for as loans receivable, as the leases contain purchase options, and four owned properties which are held for sale as of December 31, 2023. Initial costs exclude intangible lease assets totaling $78.1 million.
(b)Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate or partial land dispositions.
(c)The aggregate cost for federal income tax purposes is $4.3 billion.
(d)The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance, beginning of period	$3,669,317	$3,040,073	$2,260,919
Additions
Acquisitions	887,407	751,610	831,795
Improvements	51,323	27,609	9,459
Deductions
Provisions for impairment of real estate	(3,548)	(20,164)	(6,120)
Real estate investments held for sale	(7,455)	(4,780)	(15,434)
Cost of real estate sold	(116,029)	(123,081)	(40,546)
Other	(701)	(1,949)	—
Balance, end of period	$4,480,314	$3,669,317	$3,040,073

(e)The following is a reconciliation of accumulated depreciation for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance, beginning of period	$238,022	$169,126	$112,144
Additions
Depreciation expense	95,527	80,647	61,172
Deductions
Accumulated depreciation associated with real estate investments sold and held for sale	(11,605)	(11,751)	(4,190)
Balance, end of period	$321,944	$238,022	$169,126
(f)Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.
See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2023
(Dollar amounts in thousands)

Description	# of Properties	Interest Rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Early Childhood Education Centers located in Florida	2	8.80%	5/9/2039	Interest only	Balloon - $12,000	None	$12,000	$11,874	None
Early Childhood Education Centers located in Florida	2	8.53%	7/17/2039	Interest only	Balloon - $7,300	None	7,300	7,220	None
Quick Service Restaurants located in fifteen states	69	7.79%	8/31/2034	Interest only	Balloon - $51,000	None	51,000	50,995	None
Early Childhood Education Center located in Florida	1	8.42%	2/29/2040	Interest only	Balloon - $5,300	None	5,300	5,247	None
Convenience Stores located in Minnesota	2	8.54%	12/31/2024	Interest only	Balloon - $1,785	None	1,785	1,754	None
Family Dining Restaurant located in Georgia	1	7.00%	6/28/2024	Interest only	Balloon - $500	None	500	500	None
Convenience Stores located in Wisconsin and Iowa	2	8.33%	12/31/2024	Interest only	Balloon - $994	None	994	972	None
Casual Dining Restaurants located in Kentucky and Ohio	2	6.87%	5/31/2036	Interest only	Balloon - $2,520	None	2,520	2,520	None
Convenience Stores located in Iowa	2	8.33%	12/31/2024	Interest only	Balloon - $2,389	None	2,389	2,326	None
Entertainment Center located in New Jersey	1	8.96%	9/30/2051	Principal + Interest	Fully amortizing	None	24,100	24,089	None
Car Washes located in Nevada	5	7.30%	12/31/2036	Interest only	Balloon - $25,714	None	25,714	25,711	None
Car Wash located in Florida	1	7.73%	12/29/2036	Interest only	Balloon - $2,470	None	2,470	2,464	None
Casual Dining Restaurant located in Michigan	1	8.00%	1/31/2024	Interest only	Balloon - $1,754	None	1,754	1,709	None
Quick Service Restaurants located in three states	26	7.00%	2/28/2027	Interest only	Balloon - $17,494	None	17,494	17,407	None
Car Wash located in New Jersey	1	7.73%	3/31/2037	Interest only	Balloon - $3,600	None	3,600	3,591	None
Convenience Store located in Minnesota	1	8.30%	4/22/2024	Interest only	Balloon - $760	None	760	739	None
Car Wash located in Nevada	1	7.33%	12/31/2036	Interest only	Balloon - $4,960	None	4,960	4,947	None
Car Wash located in Nevada	1	7.43%	12/31/2036	Interest only	Balloon - $4,800	None	4,800	4,788	None
Car Washes located in three states	4	8.64%	12/31/2037	Interest only	Balloon - $12,250	None	12,250	12,246	None
Car Washes located in five states	9	8.85%	12/31/2037	Interest only	Balloon - $25,993	None	25,993	25,942	None
Entertainment Center located in Missouri	1	8.84%	1/13/2038	Interest only	Balloon - $10,200	None	10,200	10,189	None
Fitness Center located in Florida	1	8.10%	11/30/2025	Interest only	Balloon - $2,891	None	2,891	2,891	None
							$220,774	$220,121

The following table shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Balance, beginning of period	$233,978	$181,419	$144,048
Additions:
New mortgage loans	13,091	126,784	137,356
Subsequent funding on existing mortgage loans		17,236	—
Deductions:
Collections of principal	(27,029)	(91,488)	(100,179)
Provision for credit losses	81	27	194
Balance, end of period	$220,121	$233,978	$181,419
See accompanying report of independent registered public accounting firm.