Form 10-Q
period 2024-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2024-04-24
CIK 1728951

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
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2024, the registrant had 175,306,386 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,635,673	$1,542,302
Building and improvements	3,045,579	2,938,012
Lease incentives	17,892	17,890
Construction in progress	121,633	96,524
Intangible lease assets	88,320	89,209
Total real estate investments, at cost	4,909,097	4,683,937
Less: accumulated depreciation and amortization	(393,784)	(367,133)
Total real estate investments, net	4,515,313	4,316,804
Loans and direct financing lease receivables, net	235,905	223,854
Real estate investments held for sale, net	1,235	7,455
Net investments	4,752,453	4,548,113
Cash and cash equivalents	79,161	39,807
Restricted cash	3	9,156
Straight-line rent receivable, net	117,130	107,545
Derivative assets	37,207	30,980
Rent receivables, prepaid expenses and other assets, net	27,491	32,660
Total assets (1)	$5,013,445	$4,768,261

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,273,365	$1,272,772
Senior unsecured notes, net	395,985	395,846
Revolving credit facility	—	—
Intangible lease liabilities, net	10,936	11,206
Intangible lease liabilities held for sale, net	76	—
Dividend payable	50,236	47,182
Derivative liabilities	9,490	23,005
Accrued liabilities and other payables	25,798	31,248
Total liabilities (1)	1,765,886	1,781,259
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 175,306,386 and 164,635,150 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,753	1,646
Additional paid-in capital	3,325,668	3,078,459
Distributions in excess of cumulative earnings	(111,926)	(105,545)
Accumulated other comprehensive income	23,594	4,019
Total stockholders' equity	3,239,089	2,978,579
Non-controlling interests	8,470	8,423
Total equity	3,247,559	2,987,002
Total liabilities and equity	$5,013,445	$4,768,261
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of March 31, 2024 and December 31, 2023, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $50.1 million and $47.0 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Revenues:
Rental revenue	$98,510	$78,172
Interest on loans and direct financing lease receivables	4,740	4,446
Other revenue, net	251	1,069
Total revenues	103,501	83,687

Expenses:
General and administrative	9,358	8,583
Property expenses	993	843
Depreciation and amortization	28,525	23,824
Provision for impairment of real estate	3,752	677
Change in provision for credit losses	2	(30)
Total expenses	42,630	33,897
Other operating income:
Gain on dispositions of real estate, net	1,512	4,914
Income from operations	62,383	54,704
Other (expense)/income:
Interest expense	(15,597)	(12,133)
Interest income	493	638
Income before income tax expense	47,279	43,209
Income tax expense	156	153
Net income	47,123	43,056
Net income attributable to non-controlling interests	(148)	(160)
Net income attributable to stockholders	$46,975	$42,896

Basic weighted average shares outstanding	167,290,702	144,406,044
Basic net income per share	$0.28	$0.30

Diluted weighted average shares outstanding	168,854,601	146,000,007
Diluted net income per share	$0.28	$0.29
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Net income	$47,123	$43,056
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	27,831	(9,485)
Cash flow hedge gain reclassified to interest expense	(8,200)	(5,343)
Total other comprehensive income (loss)	19,631	(14,828)
Comprehensive income	66,754	28,228
Net income attributable to non-controlling interests	(148)	(160)
Adjustment for cash flow hedge losses attributable to non-controlling interests	56	91
Comprehensive income attributable to stockholders and members	$66,662	$28,159
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2023	164,635,150	$1,646	$3,078,459	$(105,545)	$4,019	$2,978,579	$8,423	$2,987,002
Common stock issuance	10,508,096	105	244,630	—	—	244,735	—	244,735
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,277)	—	(3,277)	—	(3,277)
Costs related to issuance of common stock	—	—	(366)	—	—	(366)	—	(366)
Other comprehensive income	—	—	—	—	19,575	19,575	56	19,631
Equity based compensation expense	163,140	2	2,945	—	—	2,947	—	2,947
Dividends declared on common stock and OP Units	—	—	—	(50,079)	—	(50,079)	(157)	(50,236)
Net income	—	—	—	46,975	—	46,975	148	47,123
Balance at March 31, 2024	175,306,386	$1,753	$3,325,668	$(111,926)	$23,594	$3,239,089	$8,470	$3,247,559
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2022	142,379,655	$1,424	$2,563,305	$(117,187)	$40,719	$2,488,261	$8,510	$2,496,771
Common stock issuance	6,248,695	62	147,217	—	—	147,279	—	147,279
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,745)	—	(2,745)	—	(2,745)
Costs related to issuance of common stock	—	—	(444)	—	—	(444)	—	(444)
Other comprehensive loss	—	—	—	—	(14,737)	(14,737)	(91)	(14,828)
Equity based compensation expense	209,767	2	2,719	—	—	2,721	—	2,721
Dividends declared on common stock and OP Units	—	—	—	(41,030)	—	(41,030)	(153)	(41,183)
Net income	—	—	—	42,896	—	42,896	160	43,056
Balance at March 31, 2023	148,838,117	$1,488	$2,712,797	$(118,066)	$25,982	$2,622,201	$8,426	$2,630,627
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$47,123	$43,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,525	23,824
Amortization of lease incentives	306	366
Amortization of above/below market leases and right of use assets, net	(87)	(85)
Amortization of deferred financing costs and other non-cash interest expense	1,159	1,534
Provision for impairment of real estate	3,752	677
Change in provision for credit losses	2	(30)
Gain on dispositions of real estate, net	(1,512)	(4,914)
Straight-line rent receivable, net	(9,980)	(6,838)
Equity based compensation expense	2,945	2,721
Adjustment to rental revenue for tenant credit	1	(160)
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	411	(2,111)
Accrued liabilities and other payables	(5,893)	(4,354)
Net cash provided by operating activities	66,752	53,686
Cash flows from investing activities:
Proceeds from sales of investments, net	16,469	36,636
Principal collections on loans and direct financing lease receivables	2,841	11,734
Investments in loans receivable	(14,894)	(3,400)
Deposits for prospective real estate investments	(675)	(649)
Investment in real estate, including capital expenditures	(196,495)	(188,998)
Investment in construction in progress	(37,944)	(14,520)
Lease incentives paid	(25)	—
Net cash used in investing activities	(230,723)	(159,197)
Cash flows from financing activities:
Payments for taxes related to net settlement of equity awards	(3,277)	(2,746)
Proceeds from issuance of common stock, net	244,735	147,241
Offering costs	(104)	(128)
Dividends paid	(47,182)	(39,398)
Net cash provided by financing activities	194,172	104,969
Net increase (decrease) in cash and cash equivalents and restricted cash	30,201	(542)
Cash and cash equivalents and restricted cash, beginning of period	48,963	71,500
Cash and cash equivalents and restricted cash, end of period	$79,164	$70,958
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$79,161	$70,958
Restricted cash	3	—
Cash and cash equivalents and restricted cash, end of period	$79,164	$70,958
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$17,411	$11,833
Cash paid for income taxes	179	504

Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$12,640	$6,712
Unrealized gain (loss) on cash flow hedges	27,831	(9,485)
Payable and accrued offering costs	262	277
Discounts and fees on capital raised through issuance of common stock	—	38
Dividends declared	50,236	41,183
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
March 31, 2024
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2024 and December 31, 2023, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
The Company allocates the purchase price of acquired properties accounted for as asset acquisitions to tangible assets and liabilities and identifiable intangible assets or liabilities, if any, based on their relative fair values. Tangible assets may include land, site improvements and buildings. Intangible assets may include the value of in-place leases and above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Depreciation on real estate investments	$26,866	$22,129
Lease incentives are amortized on a straight-line basis as a reduction of rental revenue over the remaining non-cancellable terms of the respective leases. If a tenant terminates its lease, the unamortized portion of the lease incentive is charged to rental revenue. Construction in progress is not depreciated until the development has reached substantial completion. Tenant improvements are depreciated over the non-cancellable term of the related lease or their estimated useful life, whichever is shorter.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Provision for impairment of real estate	$3,752	$677
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
As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $79.2 million and $39.8 million, respectively, of which $78.9 million and $39.6 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
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

	Three months ended March 31,
(in thousands)	2024	2023
Contingent rent	$238	$176
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
The Company recorded the following adjustments as increases or decreases to rental revenue for tenant credit during the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Adjustment to (decrease) increase rental revenue for tenant credit	$(1)	$160
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of March 31, 2024 and December 31, 2023, the Company capitalized a total of $91.6 million and $91.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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

As of March 31, 2024 and December 31, 2023, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of March 31, 2024 or December 31, 2023. The 2022, 2021 and 2020 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
The Company grants shares of restricted common stock ("RSAs") and restricted stock units (“RSUs”) to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also grants performance-based RSUs to executive officers, the final number of which is determined based on objective and, with respect to performance-based RSUs issued prior to 2024, subjective performance conditions which vest over a multi-year period, subject to the recipient’s continued service. The Company accounts for RSAs and RSUs in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Number of VIEs	26	21
Aggregate carrying value	$232,068	$219,449
The Company was not the primary beneficiary of any of these entities because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of March 31, 2024 and December 31, 2023. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of March 31, 2024 and December 31, 2023.
Recent Accounting Developments
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance in ASU 2023-07 improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 includes requirements to disclose the title and position of the Chief Operating Decision Maker ("CODM") along with disclosure of the significant segment expenses regularly provided to the CODM, the extension of certain annual disclosures to interim periods, requirements that entities that have a single reportable segment must apply ASC 280 in its entirety, and requirements that permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and the provision of additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, ASU 2023-09 requires annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	March 31, 2024	December 31, 2023
Owned properties (1)	1,793	1,726
Properties securing investments in mortgage loans (2)	135	136
Ground lease interests	9	11
Total number of investments	1,937	1,873
_____________________________________
(1)Includes six properties which are subject to leases accounted for as direct financing leases or loans as of March 31, 2024 and December 31, 2023.
(2)Properties secure 20 mortgage loans receivable as of March 31, 2024 and December 31, 2023.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	March 31, 2024	December 31, 2023
Real estate investments, at cost	$4,909,097	$4,683,937
Loans and direct financing lease receivables, net	235,905	223,854
Real estate investments held for sale, net	1,235	7,455
Total gross investments	$5,146,237	$4,915,246

Investments in 2024 and 2023
The following table presents information about the Company’s acquisition activity during the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(Dollar amounts in thousands)	2024	2023
Ownership type	Fee Interest	(1)
Number of properties	74	56

Purchase price allocation
Land and improvements	$95,254	$58,464
Building and improvements	101,822	128,805
Construction in progress(2)	37,944	14,520
Intangible lease assets	—	570
Total purchase price	235,020	202,359

Intangible lease liabilities	—	—
Purchase price (including acquisition costs)	$235,020	$202,359
_____________________________________
(1)During the three months ended March 31, 2023, the Company acquired fee interests in 55 properties and acquired one property subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $0.9 million and $0.4 million of capitalized interest expense during the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the three months ended March 31, 2024 and 2023, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2023	1,653	$4,055,385
Acquisitions of and additions to real estate investments	56	203,518
Sales of investments in real estate	(16)	(33,641)
Relinquishment of properties at end of ground lease term	(1)	(837)
Provision for impairment of real estate (1)		(677)
Investments in loans receivable	1	3,400
Principal collections on and settlements of loans and direct financing lease receivables	(5)	(11,734)
Other		(929)
Gross investments, March 31, 2023		4,214,485
Less: Accumulated depreciation and amortization (2)		(297,362)
Net investments, March 31, 2023	1,688	$3,917,123

Gross investments, January 1, 2024	1,873	$4,915,246
Acquisitions of and additions to real estate investments	74	235,046
Sales of investments in real estate	(7)	(10,750)
Relinquishment of property at end of ground lease term	(2)	(1,330)
Provision for impairment of real estate (3)		(3,752)
Investments in loans and direct financing lease receivables	5	14,894
Principal collections on and settlements of loans and direct financing lease receivables	(6)	(2,841)
Other		(276)
Gross investments, March 31, 2024		5,146,237
Less: Accumulated depreciation and amortization (2)		(393,784)
Net investments, March 31, 2024	1,937	$4,752,453
_____________________________________
(1)During the three months ended March 31, 2023, the Company identified and recorded provisions for impairment at one tenanted property and two vacant properties.
(2)Includes $347.4 million and $260.7 million of accumulated depreciation as of March 31, 2024 and 2023, respectively.
(3)During the three months ended March 31, 2024, the Company identified and recorded provisions for impairment at three tenanted properties and one vacant property.
Loans and Direct Financing Lease Receivables
As of March 31, 2024 and December 31, 2023, the Company had 20 loans receivable outstanding, and two leases accounted for as loans, with an aggregate carrying amount of $235.2 million and $223.1 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $235.2 million as of March 31, 2024.

The Company’s loans receivable portfolio as of March 31, 2024 and December 31, 2023 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)	I/O	69	7.79%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)	I/O	2	8.54%	8.50%	2024	1,785	1,785
Mortgage (2)	I/O	—	7.00%	7.00%	2024	—	500
Mortgage (2)	I/O	2	8.30%	8.25%	2024	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.29%	8.25%	2024	2,389	2,389
Mortgage (2)	I/O	1	8.96%	8.06%	2051	24,100	24,100
Mortgage (2)	I/O	7	7.30%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)	I/O	1	8.00%	8.00%	2024	1,754	1,754
Mortgage (2)	I/O	21	7.00%	7.00%	2027	15,234	17,494
Mortgage (2)	I/O	1	7.73%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2024	760	760
Mortgage (2)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,200	10,200
Mortgage (2)	I/O	1	8.10%	8.10%	2025	4,642	2,891
Mortgage (2)	I/O	5	10.19%	9.50%	2039	13,144	—
Leasehold interest	P+I	1	2.25%	(4)	2034	913	929
Leasehold interest	P+I	1	2.41%	(4)	2034	1,356	1,382
Net investment						$235,178	$223,085
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
Scheduled principal payments due to be received under the Company’s loans receivable as of March 31, 2024 were as follows:

(in thousands)	Future Principal Payments Due
April 1 - December 31, 2024	$7,806
2025	4,814
2026	181
2027	15,424
2028	199
Thereafter	206,754
Total	$235,178

As of March 31, 2024 and December 31, 2023, the Company had $1.4 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Minimum lease payments receivable	$1,645	$1,709
Estimated unguaranteed residual value of leased assets	251	251
Unearned income from leased assets	(501)	(525)
Net investment	$1,395	$1,435
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of March 31, 2024 were as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1 - December 31, 2024	$146
2025	178
2026	167
2027	143
2028	145
Thereafter	866
Total	$1,645
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of March 31, 2024 and December 31, 2023, the Company recorded an allowance for credit losses of $0.7 million. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.
For the three months ended March 31, 2024 and 2023, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2023	$765
Current period provision for expected credit losses(1)	(30)
Write-offs charged	—
Recoveries	—
Balance at March 31, 2023	$735

Balance at January 1, 2024	$666
Current period provision for expected credit losses(1)	2
Write-offs charged	—
Recoveries	—
Balance at March 31, 2024	$668
_____________________________________
(1)The change in expected credit loss was primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.

The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of March 31, 2024:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2024	2023	2022	2021	Prior
LTV <60%	$—	$—	$23,000	$—	$28,953	$51,953
LTV 60%-70%	—	—	—	28,234	—	28,234
LTV >70%	13,143	14,842	69,351	29,953	29,097	156,386
	$13,143	$14,842	$92,351	$58,187	$58,050	$236,573
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2024 and 2023.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2023	4	$4,780	$—	$4,780
Transfers to held for sale classification	3	3,701	—	3,701
Sales	(3)	(3,083)	—	(3,083)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2023	4	$5,398	$—	$5,398

Held for sale balance, January 1, 2024	4	$7,455	$—	$7,455
Transfers to held for sale classification	2	1,235	(76)	1,159
Sales	(4)	(7,455)	—	(7,455)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2024	2	$1,235	$(76)	$1,159
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2024 or 2023 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended March 31,
State	2024	2023
Texas	13.3%	13.2%

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$77,356	$36,783	$40,573	$78,080	$35,896	$42,184
Intangible market lease assets	10,964	5,460	5,504	11,129	5,456	5,673
Total intangible assets	$88,320	$42,243	$46,077	$89,209	$41,352	$47,857

Intangible market lease liabilities	$15,275	$4,339	$10,936	$15,505	$4,299	$11,206
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2024, by category and in total, were as follows:

Years Remaining
In-place leases	8.2
Intangible market lease assets	10.2
Total intangible assets	8.5

Intangible market lease liabilities	8.7
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Amortization of in-place leases (1)	$1,579	$1,627
Amortization (accretion) of market lease intangibles, net (2)	(25)	(1)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(62)	(84)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
April 1 - December, 31, 2024	$4,265
2025	4,545
2026	4,241
2027	3,712
2028	3,173
Thereafter	20,637
Total	$40,573

The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
April 1 - December, 31, 2024	$(498)	$525	$27
2025	(659)	701	42
2026	(649)	705	56
2027	(627)	729	102
2028	(385)	684	299
Thereafter	(2,686)	7,592	4,906
Total	$(5,504)	$10,936	$5,432
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
Scheduled future minimum base rental payments due to be received under the remaining non-cancelable term of the operating leases in place as of March 31, 2024 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
April 1 - December 31, 2024	$290,627
2025	392,008
2026	396,173
2027	398,744
2028	400,225
Thereafter	4,366,989
Total	$6,244,766
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

The fixed and variable components of lease revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Fixed lease revenues	$98,006	$77,465
Variable lease revenues (1)	786	730
Total lease revenues (2)	$98,792	$78,195
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and other equipment leases which are classified as operating leases. As of March 31, 2024, the Company’s right of use ("ROU") assets and lease liabilities were $8.4 million and $9.2 million, respectively. As of December 31, 2023, the Company’s ROU assets and lease liabilities were $8.9 million and $9.8 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	24.0	22.8
Weighted average discount rate	6.82%	6.75%
The following table sets forth the details of rent expense for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
Fixed rent expense - ground leases	$245	$247
Fixed rent expense - office and equipment leases	135	128
Variable rent expense	—	—
Total rent expense	$380	$375

As of March 31, 2024, future lease payments under ground, office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
April 1 - December 31, 2024	$519	$12	$678	$1,209
2025	733	—	834	1,567
2026	217	—	840	1,057
2027	219	—	854	1,073
2028	224	—	738	962
Thereafter	57	—	18,002	18,059
Total	$1,969	$12	$21,946	23,927
Present value discount				(14,725)
Lease liabilities				$9,202
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of March 31, 2024 and December 31, 2023:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	6.3%	6.3%
2028 Term Loan	January 2028	400,000	400,000	6.3%	6.3%
2029 Term Loan	February 2029 (2)	450,000	450,000	6.4%	6.4%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,680,000	$1,680,000	5.5%	5.5%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of March 31, 2024:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
April 1 - December 31, 2024	$—	$—	$—	$—	$—	$—
2025	—	—	—	—	—	—
2026	—	—	—	—	—	—
2027	430,000	—	—	—	—	430,000
2028	—	400,000	—	—	—	400,000
Thereafter	—	—	450,000	400,000	—	850,000
Total	$430,000	$400,000	$450,000	$400,000	$—	$1,680,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
(2)Any amounts drawn will be due in February 2026.
The Company was not in default of any provisions under any of its outstanding indebtedness as of March 31, 2024 or December 31, 2023.
Revolving Credit Facility, 2024 Term Loan, 2028 Term Loan and 2029 Term Loan
Revolving Credit Facility and 2024 Term Loan. In April 2019, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the Company’s previous $300.0 million revolving credit facility to increase the maximum aggregate initial original principal amount of the revolving loans available thereunder up to $400.0 million (the “Revolving Credit Facility”) and to permit the incurrence of an additional $200.0 million in term loans thereunder (the “2024 Term Loan”). The full amount available under the 2024 Term Loan was borrowed in May 2019.
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

2028 Term Loan. In July 2022, the Credit Agreement was further amended to provide for an additional $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150 million was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing for all borrowings under the Credit Agreement is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch), and reset the accordion feature to maintain the $600.0 million availability thereunder.
2029 Term Loan. In August 2023, the Credit Agreement was further amended to provide for an additional $450.0 million of term loans (the "2029 Term Loan"). Concurrently with the closing of such amendment, loans under the 2029 Term Loan in an aggregate principal amount of $250.0 million were drawn, a portion of which was used to pay off the 2024 Term Loan in full. Amounts previously borrowed and repaid under the 2024 Term Loan cannot be reborrowed. The Company accounted for the repayment of the 2024 Term Loan as a debt extinguishment and recorded a $0.1 million loss on debt extinguishment during the year ended December 31, 2023.
Additional loans under the 2029 Term Loan were drawn in an aggregate principal amount of $125.0 million in September 2023 and $75.0 million in October 2023, pursuant to a delayed funding feature. The 2029 Term Loan has an original maturity of three years, which may be extended, at the Operating Partnership's election, to February 2029 by exercising two one-year extension options and a six-month extension option. The 2029 Term Loan bears interest at an annual rate of applicable Adjusted Term SOFR plus an applicable margin.
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
The Company was in compliance with all financial covenants and was not in default on any provisions under the Credit Agreement as of March 31, 2024 and December 31, 2023.
The Company had no borrowings or repayments under the Revolving Credit Facility during the three months ended March 31, 2024 and 2023.
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Interest expense	$228	$225
Amortization of deferred financing costs	307	295
Total	$535	$520
Total deferred financing costs, net, of $2.2 million and $2.5 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company had $600.0 million of unused borrowing capacity under the Revolving Credit Facility.

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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of March 31, 2024 and December 31, 2023.
The following table presents information about aggregate interest expense related to the 2024 Term Loan, 2027 Term Loan, 2028 Term Loan and 2029 Term Loan:

	Three months ended March 31,
(in thousands)	2024	2023
Interest expense	$20,460	$14,040
Amortization of deferred financing costs	593	281
Total	$21,053	$14,321
As of March 31, 2024 and December 31, 2023, total deferred financing costs, net, of $6.6 million and $7.2 million, respectively, related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of March 31, 2024 and December 31, 2023:

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
The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Interest expense	$2,929	$2,928
Amortization of deferred financing costs and original issue discount	140	140
Total	$3,069	$3,068
Total deferred financing costs, net, of $3.5 million and $3.6 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company’s consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of March 31, 2024 and December 31, 2023.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $24.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of March 31, 2024, there were no events of default related to the Company's derivative financial instruments.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value(1)	Fair value of Asset/(Liability)(2)
					March 31, 2024	December 31, 2023
Interest Rate Swap	1.96%	5/14/2019	4/12/2024	$100,000	$403	$981
Interest Rate Swap	1.95%	5/14/2019	4/12/2024	50,000	66	492
Interest Rate Swap	1.94%	5/14/2019	4/12/2024	50,000	66	492
Interest Rate Swap	1.52%	12/9/2019	11/26/2026	175,000	12,183	10,654
Interest Rate Swap	1.51%	12/9/2019	11/26/2026	50,000	3,501	3,077
Interest Rate Swap	1.49%	12/9/2019	11/26/2026	25,000	1,754	1,542
Interest Rate Swap	1.26%	7/9/2020	11/26/2026	100,000	7,604	6,810
Interest Rate Swap	1.28%	7/9/2020	11/26/2026	80,000	6,061	5,406
Interest Rate Swap	3.19%	9/26/2022	1/25/2028	50,000	1,522	688
Interest Rate Swap	3.35%	9/26/2022	1/25/2028	50,000	1,236	383
Interest Rate Swap	3.36%	9/26/2022	1/25/2028	25,000	607	180
Interest Rate Swap	3.43%	9/26/2022	1/25/2028	50,000	1,089	226
Interest Rate Swap	3.71%	9/26/2022	1/25/2028	50,000	605	(290)
Interest Rate Swap	3.70%	9/26/2022	1/25/2028	25,000	306	(144)
Interest Rate Swap	4.00%	10/26/2022	1/25/2028	50,000	81	(851)
Interest Rate Swap	3.95%	11/28/2022	1/25/2028	25,000	86	(378)
Interest Rate Swap	4.03%	11/28/2022	1/25/2028	25,000	11	(459)
Interest Rate Swap	4.06%	11/28/2022	1/25/2028	25,000	(13)	(485)
Interest Rate Swap	4.07%	11/28/2022	1/25/2028	25,000	(23)	(492)
Interest Rate Swap	4.15%	8/24/2023	2/28/2029	50,000	(470)	(1,550)
Interest Rate Swap	4.38%	9/29/2023	2/28/2029	75,000	(1,515)	(3,193)
Interest Rate Swap	4.39%	9/29/2023	2/28/2029	50,000	(1,005)	(2,114)
Interest Rate Swap	4.32%	10/11/2023	2/28/2029	25,000	(431)	(981)
Interest Rate Swap	4.32%	10/11/2023	2/28/2029	25,000	(429)	(980)
Interest Rate Swap	4.51%	10/31/2023	2/28/2029	25,000	(645)	(1,207)
Interest Rate Swap(3)	4.48%	4/12/2024	2/28/2029	100,000	(2,459)	(4,919)
Interest Rate Swap(3)	4.48%	4/12/2024	2/28/2029	100,000	(2,473)	(4,913)
				$1,480,000	$27,718	$7,975
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
(3)The Company entered into two forward swap contracts in October 2023.
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

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Other comprehensive income (loss)	$19,631	$(14,828)
As of March 31, 2024, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $37.3 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $9.7 million.
As of December 31, 2023, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $31.1 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $23.4 million.
During the three months ended March 31, 2024, the Company realized a gain on the change in fair value of its interest rate swaps of $8.2 million, which was included as a reduction of interest expense in the Company's consolidated statements of operations. During the three months ended March 31, 2023, the Company realized a gain on the change in fair value of its interest rate swaps of $5.3 million, which was included in interest expense in the Company's consolidated statements of operations.
As of March 31, 2024 and December 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $27.6 million net asset and a $7.7 million net asset as of March 31, 2024 and December 31, 2023, respectively.
7. Equity
Stockholders’ Equity
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
In September 2023, the Company completed a follow-on primary offering of 12,006,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,566,000 additional shares of common stock, at a public offering price of $23.00 per share, and entered into forward sale agreements relating to all such shares. All shares were physically settled as of March 2024 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $263.4 million.
In March 2024, the Company completed a follow-on primary offering of 10,350,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,350,000 additional shares of common stock, at a public offering price of $24.75 per share, and entered into forward sale agreements relating to all such shares. Through March 31, 2024, the Company physically settled 2,521,148 shares under the forward sale agreements relating to this offering, realizing net proceeds of $60.0 million. Including shares physically settled to date and assuming full physical settlement of the remaining forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $244.2 million. The Company is required to settle the balance of these forward sale agreements by March 2025.
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
The following table presents information about the 2022 ATM Program:

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through March 31, 2024
2022 ATM Program	May 2022		$500,000	$274,025
The following table details information related to activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended March 31,
	2024	2023
Shares of common stock sold (1)	2,208,585	857,643
Weighted average sale price per share	$24.17	$24.12
Gross proceeds	$53,382	$20,689
Net proceeds	$53,017	$20,651
_____________________________________
(1)During the three months ended March 31, 2024 and 2023, the Company issued an additional 1,937,450 and 957,453 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2023 and 2022, respectively.
Dividends on Common Stock
During the three months ended March 31, 2024 and 2023, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
March 7, 2024	March 29, 2024	April 12, 2024	$0.285	$50,079
March 7, 2023	March 31, 2023	April 14, 2023	$0.275	$41,031
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
As of March 31, 2024, the Company held 175,306,386 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2023, the Company held 164,635,150 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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
The following table presents information about the Company’s RSAs and RSUs during the three months ended March 31, 2024 and 2023:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2023	9,039	$14.12	817,380	$30.26
Granted	—	—	351,663	32.85
Vested	(9,039)	14.12	(324,360)	27.00
Forfeited	—	—	(6,786)	24.65
Unvested, March 31, 2023	—	$—	837,897	$32.65

Unvested, January 1, 2024	—	$—	743,853	$32.56
Granted	—	—	504,237	33.32
Vested	—	—	(295,810)	33.17
Forfeited	—	—	—	—
Unvested, March 31, 2024	—	$—	952,281	$32.77
Restricted Stock Awards
In January 2019, RSAs relating to an aggregate of 46,368 shares of unvested restricted common stock were granted to the Company’s executive officers, other employees and an external consultant under the Equity Incentive Plans. These RSAs vested over periods ranging from one year to four years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates. The Company estimates the grant date fair value of RSAs granted under the Equity Incentive Plans using the average market price of the Company’s common stock on the date of grant. The final vesting of these RSAs occurred in January 2023.
The following table presents information about the Company’s RSAs for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Compensation cost recognized in general and administrative expense	$—	$2
Fair value of shares vested during the period	—	128
Restricted Stock Units
In 2020, 2021, 2022, 2023 and 2024, the Company issued target grants of 84,684, 126,353, 149,699, 147,587 and 149,936 performance-based RSUs at target, respectively, to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75%, in the case of awards issued in 2020, 2021, 2022, and 2023, and 100%, in the case of awards issued in 2024, are non-vested RSUs for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of peer companies identified in the grant agreements over the relevant performance period. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2024	2023
Volatility	24%	37%
Risk free rate	4.46%	4.36%
The remaining 25% of the performance-based RSUs issued in 2020, 2021, 2022, and 2023 vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the relevant performance period of the award. In February 2023 and 2024, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs issued in 2020 and 2021 and concluded that 50,598 and 63,448 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested or will vest on the December 31st following the Compensation Committee's certification, subject to the recipient's continued provision of service to the Company through such date. The Company began recording compensation expense with respect to these subjective performance-based RSUs granted in 2020 and 2021 after the completion of the Compensation Committee's subjective evaluation.
As of March 31, 2024, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the remainder of the subjective awards granted in 2022 and 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to these portions of the performance-based RSUs during the three months ended March 31, 2024 and 2023.
In 2020, 2021, 2022, 2023 and 2024, the Company issued an aggregate of 184,760, 135,686, 199,793, 210,406 and 151,113 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plans. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of March 31, 2024 and 2023, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the three months ended March 31, 2024 and 2023.
A portion of the RSUs that vested in 2024 and 2023 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Compensation cost recognized in general and administrative expense	$2,945	$2,719
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	116	101
Fair value of units vested during the period	9,813	8,759
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Total unrecognized compensation cost	$21,102	$13,131
Weighted average period over which compensation cost will be recognized (in years)	2.6	2.2
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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended March 31,
(dollar amounts in thousands)	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$47,123	$43,056
Less: net income attributable to non-controlling interests	(148)	(160)
Less: net income allocated to unvested RSAs and RSUs	(116)	(101)
Net income available for common stockholders: basic	46,859	42,795
Net income attributable to non-controlling interests	148	160
Net income available for common stockholders: diluted	$47,007	$42,955

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	167,290,702	144,406,747
Less: weighted average number of shares of unvested RSAs	—	(703)
Weighted average shares outstanding used in basic net income per share	167,290,702	144,406,044
Effects of dilutive securities: (1)
OP Units	553,847	553,847
Unvested RSAs and RSUs	545,285	482,013
Forward sales	464,767	558,103
Weighted average shares outstanding used in diluted net income per share	168,854,601	146,000,007
_____________________________________
(1)The three months ended March 31, 2024 and 2023, respectively, exclude the impact of 116,530 and 186,707 unvested RSUs and unsettled forward equity sales, as the effect would have been antidilutive.

11. Commitments and Contingencies
As of March 31, 2024, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $214.6 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2024, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of March 31, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
401(k) matching contributions	$148	$154
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2024 and December 31, 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of March 31, 2024 and December 31, 2023.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan, the 2028 Term Loan and the 2029 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, and the 2029 Term Loan as of March 31, 2024 and December 31, 2023 approximate fair value.
The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial (liabilities) assets:
Senior unsecured notes(1)	$(395,985)	$(323,716)	$(323,716)	$—	$—
Interest rate swaps	27,717	27,717	—	27,717	—

December 31, 2023
Financial (liabilities) assets:
Senior unsecured notes(1)	$(395,846)	$(315,336)	$(315,336)	$—	$—
Interest rate swaps	7,975	7,975	—	7,975	—
_____________________________________
(1)Carrying value is net of $3.5 million and $3.6 million of net deferred financing costs and $0.6 million and $0.6 million of net discount as of March 31, 2024 and December 31, 2023, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Non-financial assets:
Long-lived assets	$3,297	$3,297	$—	$—	$3,297

December 31, 2023
Non-financial assets:
Long-lived assets	$4,510	$4,510	$—	$—	$4,510
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
Quantitative information about Level 3 fair value measurements as of March 31, 2024 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Family dining restaurant	$397	Sales comparison approach	Binding sales agreement	$397
Quick service restaurant	1,100	Sales comparison approach	Non-binding sales agreement	1,100
Quick service restaurant	300	Sales comparison approach	Non-binding sales agreement	300
Health & fitness	1,500	Sales comparison approach	Non-binding sales agreement	1,500
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after March 31, 2024 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Investment Activity
Subsequent to March 31, 2024, the Company invested in 20 real estate properties for an aggregate investment amount (including acquisition-related costs) of $52.8 million and invested $7.4 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company. In addition, the Company invested $0.8 million in mortgage loans receivable subsequent to March 31, 2024.

Subsequent to March 31, 2024, the Company sold its investment in two real estate properties for an aggregate gross sales price of $1.3 million and incurred approximately $50,000 of disposition costs related to this transaction.

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
•any adverse impact of the COVID-19 or other pandemic on the Company and its tenants; and
•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of March 31, 2024, 93.2% of our $384.2 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on March 31, 2024 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of March 31, 2024, we had a portfolio of 1,937 properties (inclusive of 135 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $384.2 million and was 99.9% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of March 31, 2024, our portfolio was 99.9% occupied by 383 tenants operating 548 different brands, or concepts, in 16 industries across 48 states, with none of our tenants contributing more than 4.3% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of March 31, 2024, our leases had a weighted average remaining lease term of 14.1 years (based on annualized base rent), with 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2029. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended March 31, 2024, approximately 100% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of March 31, 2024, 67.0% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of March 31, 2024, 98.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of March 31, 2024, our average investment per property was $2.7 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of March 31, 2024, our portfolio’s weighted average rent coverage ratio was 3.9x, and 98.9% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of March 31, 2024, we had a portfolio of 1,937 properties, with annualized base rent of $384.2 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 383 tenants operating 548 different concepts across 48 states and in 16 distinct industries. None of our tenants contributed more than 4.3% of our annualized base rent as of March 31, 2024, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of March 31, 2024, 93.16% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
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
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of March 31, 2024, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 90.6% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions. The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of March 31, 2024, leases contributing 98.9% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of March 31, 2024, exclusive of the Initial Portfolio, 90.6% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions. In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of March 31, 2024, our leases had a weighted average remaining lease term of 14.1 years (based on annualized base rent), with only 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2029, and 98.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.7% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended June 30, 2022 through the quarter ended March 31, 2024 (dollars in thousands):

	Three Months Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Investment activity	$277,361	$213,327	$314,865	$248,770
Number of transactions	29	30	43	36
Property count	78	65	93	79
Avg. investment per unit	$3,350	$2,812	$3,008	$2,767
Cash cap rate [1]	7.4%	7.6%	7.9%	8.1%
GAAP cap rate [2]	8.7%	8.7%	9.1%	9.3%
Master lease percentage [3,4]	57%	60%	72%	82%
Sale-leaseback percentage [3,5]	99%	100%	97%	100%
Existing relationship percentage	66%	86%	96%	87%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.9x	3.3x	3.3x	2.7x
Lease term (years)	19.29	17.6	17.6	17.2

	Three Months Ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Investment activity	$175,738	$195,454	$328,370	$207,147
Number of transactions	23	27	39	24
Property count	39	40	115	57
Avg. investment per unit	$3,870	$3,750	$2,782	$3,401
Cash cap rate [1]	7.0%	7.1%	7.5%	7.6%
GAAP cap rate [2]	8.0%	8.2%	8.8%	9.0%
Master lease percentage [3,4]	86%	68%	90%	86%
Sale-leaseback percentage [3,5]	100%	89%	99%	100%
Existing relationship percentage	79%	94%	95%	94%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	2.7x	4.4x	3.2x	3.3x
Lease term (years)	17.2	16.5	18.7	19
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

The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended June 30, 2022 through the quarter ended March 31, 2024 (dollars in thousands):

	Three Months Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Disposition volume[1]	$41,736	$28,496	$30,602	$11,949
Cash cap rate on leased assets [2]	6.2%	6.5%	6.6%	6.5%
Leased properties sold [3]	14	9	9	6
Vacant properties sold [3]	2	1	—	1

	Three Months Ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Disposition volume[1]	$26,091	$35,513	$75,522	$37,161
Cash cap rate on leased assets [2]	6.2%	6.2%	6.9%	6.1%
Leased properties sold [3]	8	12	25	17
Vacant properties sold [3]	—	—	1	—
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of March 31, 2024, the net investment value of our income property portfolio totaled $4.8 billion, consisting of investments in 1,937 properties (inclusive of 135 properties which secure our investments in mortgage loans receivable), with annualized base rent of $384.2 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses. The occupancy level of our portfolio is high (99.9% as of March 31, 2024) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of March 31, 2024, one of our investment properties was vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 91 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of March 31, 2024, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $521.6 million, and, as of such date, we have funded $307.0 million of this commitment. We expect to fund the remaining commitment totaling approximately $214.6 million by March 31, 2025.

Additionally, as of April 19, 2024, we were under contract to acquire five properties with an aggregate purchase price of $26.9 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our 2022 ATM Program, under which we may issue common stock with an aggregate gross sales price of up to $226.0 million as of April 19, 2024.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the three months ended March 31, 2024, our Board declared total cash distributions of $0.285 per share of common stock/OP Unit totaling $50.2 million, all of which is payable as of March 31, 2024. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of March 31, 2024, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 4.7 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2024, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule became effective January 4, 2021. The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At March 31, 2024, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of March 31, 2024 and December 31, 2023:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
2029 Term Loan	February 2029 (2)	450,000	450,000	4.3%	4.3%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,680,000	$1,680,000	3.6%	3.6%
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
The Operating Partnership is the borrower under the Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of March 31, 2024, we were in compliance with these covenants.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of March 31, 2024, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2024, we were in compliance with these covenants.
Cash Flows
Comparison of the three months ended March 31, 2024 and 2023
As of March 31, 2024, we had $79.2 million of cash and cash equivalents and approximately $3,000 of restricted cash, as compared to $71.0 million of cash and cash equivalents and no restricted cash as of March 31, 2023.
Cash Flows for the three months ended March 31, 2024
During the three months ended March 31, 2024, net cash provided by operating activities was $66.8 million and our net income was $47.1 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $25.1 million, including i) depreciation and amortization of tangible, intangible and right-of-use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $29.9 million, ii) our provision for impairment of real estate of $3.8 million and iii) non-cash equity-based compensation expense of $2.9 million, reduced by i) our $1.5 million gain on dispositions of real estate, net, and ii) $10.0 million related to the recognition of straight-line rent receivables. An additional outflow was our decrease in accrued liabilities and other payables of $5.9 million, offset by the inflow caused by the decrease in our rent receivables, prepaid expenses and other assets of $0.4 million.
Net cash used in investing activities during the three months ended March 31, 2024 was $230.7 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures and construction in progress, and in loans receivable, which totaled $250.0 million in the aggregate for the quarter. These cash outflows were partially offset by $16.5 million of proceeds from sales of investments, net of disposition costs, and $2.8 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $194.2 million during the three months ended March 31, 2024 reflected net cash inflows of $244.7 million from the issuance of common stock. These cash inflows were partially offset by the payment of $47.2 million in dividends and the payment of $3.3 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2024.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2024:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2024	2025-2026	2027-2028	Thereafter
Unsecured term loans	$1,280,000	$—	$—	$830,000	$450,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—	—	—
Tenant construction financing and reimbursement obligations (1)	214,601	214,601	—	—	—
Operating lease obligations (2)	23,927	1,209	2,624	2,035	18,059
Total	$1,918,528	$215,810	$2,624	$832,035	$868,059
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $21.9 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures as adjusted for growth.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Our Real Estate Investment Portfolio
As of March 31, 2024, we had a portfolio of 1,937 properties, including 135 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $384.2 million. Our 383 tenants operate 548 different concepts in 16 industries across 48 states. None of our tenants represented more than 4.3% of our portfolio at March 31, 2024, and our top ten largest tenants represented 19.1% of our annualized base rent as of that date.
Diversification by Tenant
As of March 31, 2024, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of March 31, 2024 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	54	$16,540	4.3%
CNP Holdings, LLC	Chicken N Pickle	8	8,346	2.2%
Busy Bees US Holdings Limited	Various	31	6,957	1.8%
New Potato Creek Holdings, LLC	Tidal Wave Auto Spa	16	6,289	1.6%
Pops Mart Holdings, LLC and Pops Mart Fuels, LLC	Various	25	6,270	1.6%
Red Robin International, Inc.	Red Robin Gourmet Burgers & Brews	28	5,984	1.6%
Alimentation Couche Tard Inc.	Various	40	5,852	1.5%
Mdsfest, Inc.	Festival Foods	6	5,787	1.5%
The Track Holdings, LLC	Five Star	10	5,695	1.5%
Captain D's, LLC	Captain D's	77	5,627	1.5%
Top 10 Subtotal		295	73,347	19.1%
Other		1,641	310,868	80.9%
Total		1,936	$384,215	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes one vacant property.
(3)Includes properties leased to a subsidiary of Accelerated Brands.
As of March 31, 2024, our five largest tenants, who contributed 11.5% of our annualized base rent, had a rent coverage ratio of 7.8x while our ten largest tenants, who contributed 19.1% of our annualized base rent, had a rent coverage ratio of 6.2x.
As of March 31, 2024, 96.1% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 548 concepts. (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of March 31, 2024 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$16,540	4.3%	54	979,960
Crunch Fitness	Experience	9,204	2.4%	22	705,084
Chicken N Pickle	Experience	8,346	2.2%	8	279,483
Captain D's	Service	6,729	1.8%	88	228,470
Tidal Wave Auto Spa	Service	6,289	1.6%	16	30,497
Red Robin Gourmet Burgers & Brews	Service	5,984	1.6%	28	188,041
Festival Foods	Retail	5,787	1.5%	6	465,660
Five Star	Experience	5,695	1.5%	10	108,501
Cadence Academy	Service	5,139	1.3%	22	238,479
John Deere	Service	4,672	1.2%	25	434,521
Top 10 Subtotal		74,385	19.4%	279	3,658,696
Other		309,830	80.6%	1,657	15,543,343
Total		$384,215	100.0%	1,936	19,202,039
_____________________________________
(1)Excludes one vacant property.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2024 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$58,025	15.1%	185	910,733	$64.10
Early Childhood Education	Service	43,395	11.3%	195	2,028,239	21.40
Medical / Dental	Service	41,727	10.9%	213	1,631,386	25.58
Quick Service	Service	40,443	10.5%	430	1,135,492	35.91
Automotive Service	Service	31,472	8.2%	238	1,634,284	19.32
Casual Dining	Service	28,733	7.5%	130	904,320	31.77
Equipment Rental and Sales	Service	21,212	5.5%	79	1,414,481	15.00
Convenience Stores	Service	20,417	5.3%	152	607,027	34.89
Other Services	Service	8,708	2.3%	48	585,595	14.87
Family Dining	Service	6,591	1.7%	35	237,775	27.72
Pet Care Services	Service	5,912	1.5%	38	260,429	23.96
Service Subtotal		306,635	79.8%	1,743	11,349,761	27.15
Entertainment	Experience	30,130	7.8%	54	1,776,668	16.96
Health and Fitness	Experience	16,770	4.5%	41	1,452,825	11.95
Movie Theatres	Experience	4,404	1.1%	6	293,206	15.02
Experience Subtotal		51,304	13.4%	101	3,522,699	14.77
Grocery	Retail	11,613	3.0%	32	1,477,780	7.86
Home Furnishings	Retail	1,530	0.4%	3	176,809	8.65
Retail Subtotal		13,143	3.4%	35	1,654,589	7.94
Other Industrial	Industrial	9,223	2.4%	34	1,417,973	6.50
Building Materials	Industrial	3,910	1.0%	23	1,257,017	3.11
Industrial Subtotal		13,133	3.4%	57	2,674,990	4.91
Total/Weighted Average		$384,215	100.0%	1,936	19,202,039	$20.12
_____________________________________
(1)Excludes one vacant property.
(2)Excludes properties with no annualized base rent and properties under construction.

As of March 31, 2024, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.8x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.8x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.2x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 11.0x.

Diversification by Geography
Our 1,937 properties are located in 48 states. The following table details the geographical locations of our properties as of March 31, 2024 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$50,227	13.1%	227	2,364,807
Georgia	30,769	8.0%	157	1,079,808
Florida	22,367	5.8%	89	782,678
Ohio	22,195	5.8%	138	1,191,350
Wisconsin	19,094	5.0%	72	1,011,950
Missouri	13,565	3.5%	69	849,260
North Carolina	13,563	3.5%	72	688,565
Arizona	12,304	3.2%	52	563,926
Oklahoma	11,926	3.1%	62	865,195
South Carolina	10,443	2.7%	58	495,435
Michigan	10,417	2.7%	60	1,002,532
Illinois	10,357	2.7%	55	422,670
Alabama	9,937	2.6%	56	514,795
New Jersey	9,296	2.4%	29	373,874
Arkansas	9,185	2.4%	60	498,263
New York	8,921	2.3%	59	313,945
Minnesota	8,909	2.3%	40	558,175
Virginia	8,830	2.3%	29	324,097
Tennessee	8,643	2.2%	51	349,388
Indiana	8,045	2.1%	52	443,054
Pennsylvania	7,804	2.0%	42	419,149
Colorado	7,069	1.8%	32	346,109
Mississippi	6,950	1.8%	55	326,720
Connecticut	6,752	1.8%	21	523,642
Massachusetts	6,143	1.6%	31	431,281
Iowa	5,357	1.4%	32	363,483
Kentucky	4,475	1.2%	41	253,571
Nevada	4,410	1.1%	13	104,860
Kansas	3,971	1.1%	17	162,837
California	3,876	1.0%	18	126,457
Louisiana	3,660	1.0%	19	133,848
New Hampshire	3,400	0.9%	13	248,245
New Mexico	3,378	0.9%	21	128,455
Washington	2,754	0.7%	13	104,377
South Dakota	2,699	0.7%	9	130,152
Maryland	2,384	0.6%	9	75,410
Utah	1,724	0.4%	3	155,900
West Virginia	1,655	0.4%	24	66,746
Oregon	1,424	0.4%	8	165,147
Maine	1,127	0.3%	4	71,000
Nebraska	1,112	0.3%	9	32,892
North Dakota	859	0.2%	5	72,400
Idaho	654	0.2%	2	41,146
Rhode Island	468	0.1%	2	22,865
Wyoming	459	0.1%	2	14,001
Alaska	253	0.1%	2	6,630
Vermont	226	0.1%	2	30,508
Montana	179	0.1%	1	3,400
Total	$384,215	100.0%	1,937	19,254,998

Lease Expirations
As of March 31, 2024, the weighted average remaining term of our leases was 14.1 years (based on annualized base rent), with only 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2029. The following table sets forth our lease expirations for leases in place as of March 31, 2024 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2024	$1,148	0.3%	16	2.4x
2025	2,613	0.7%	16	3.4x
2026	2,987	0.8%	18	3.2x
2027	6,087	1.6%	51	3.0x
2028	4,352	1.1%	16	2.9x
2029	9,807	2.6%	114	5.0x
2030	4,146	1.1%	45	4.9x
2031	12,829	3.3%	71	3.1x
2032	12,267	3.2%	47	4.3x
2033	8,197	2.1%	31	2.7x
2034	27,948	7.3%	199	8.1x
2035	15,351	4.0%	99	3.8x
2036	37,625	9.7%	158	4.6x
2037	23,931	6.2%	129	5.6x
2038	45,285	11.8%	185	3.5x
2039	22,066	5.7%	104	2.9x
2040	24,857	6.5%	113	2.7x
2041	21,740	5.7%	105	2.7x
2042	30,960	8.1%	149	3.3x
2043	49,263	12.8%	188	2.9x
Thereafter	20,756	5.4%	82	3.7x
Total/Weighted Average	$384,215	100.0%	1,936	3.9x
_____________________________________
(1)Expiration year of contracts in place as of March 31, 2024, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes one vacant property.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of March 31, 2024, the weighted average rent coverage ratio of our portfolio was 3.9x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of March 31, 2024 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	73.8%
1.50x to 1.99x	13.4%
1.00x to 1.49x	7.6%
< 1.00x	3.9%
Not reported	1.3%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of March 31, 2024 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	0.1%	0.4%	0.5%	0.5%	2.4%
B-	—%	0.1%	0.1%	1.3%	3.7%
B	0.1%	1.2%	0.3%	1.0%	8.0%
B+	0.2%	0.7%	2.1%	3.1%	10.4%
BB-	—%	—%	0.7%	3.0%	5.5%
BB	0.1%	0.2%	1.1%	1.5%	7.5%
BB+	0.2%	0.8%	2.0%	0.7%	10.1%
BBB-	—%	0.3%	0.6%	1.3%	7.6%
BBB	0.1%	—%	—%	1.2%	3.4%
BBB+	—%	—%	0.1%	0.1%	4.4%
A-	—%	—%	—%	0.1%	1.0%
A	—%	—%	0.2%	0.3%	0.4%
A+	—%	—%	0.6%	—%	0.3%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended March 31, 2024 and 2023

	Three months ended March 31,
(dollar amounts in thousands)	2024	2023	Change	%
Revenues:
Rental revenue	$98,510	$78,172	$20,338	26.0%
Interest on loans and direct financing lease receivables	4,740	4,446	294	6.6%
Other revenue, net	251	1,069	(818)	(76.5)%
Total revenues	103,501	83,687	19,814

Expenses:
General and administrative	9,358	8,583	775	9.0%
Property expenses	993	843	150	17.8%
Depreciation and amortization	28,525	23,824	4,701	19.7%
Provision for impairment of real estate	3,752	677	3,075	454.2%
Change in provision for credit losses	2	(30)	32	(106.7)%
Total expenses	42,630	33,897	8,733
Other operating income:
Gain on dispositions of real estate, net	1,512	4,914	(3,402)	(69.2)%
Income from operations	62,383	54,704	7,679
Other (expense)/income:
Interest expense	(15,597)	(12,133)	(3,464)	28.6%
Interest income	493	638	(145)	(22.7)%
Income before income tax expense	47,279	43,209	4,070
Income tax expense	156	153	3	2.0%
Net income	47,123	43,056	4,067
Net income attributable to non-controlling interests	(148)	(160)	12	(7.5)%
Net income attributable to stockholders	$46,975	$42,896	$4,079
Revenues:
Rental revenue. Rental revenue increased by $20.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio which grew by 264 rental properties, or 17%, since March 31, 2023. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2024 from acquisitions that were made during 2023 and early 2024. Another component of the increase in rental revenues between periods relates to rent escalations recognized on our leases.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the increase in our mortgage loans receivable portfolio during 2024, which led to a higher average daily balance of loans receivable outstanding during the three months ended March 31, 2024.
Other revenue, net. Other revenue decreased $0.8 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the receipt of insurance claim proceeds during the three months ended March 31, 2023.

Expenses:
General and administrative. General and administrative expense increased by $0.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase in salary expense and professional fees during the three months ended March 31, 2024.
Property expenses. Property expenses increased by $0.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the three months ended March 31, 2024.
Depreciation and amortization. Depreciation and amortization expense increased by $4.7 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended March 31, 2024.
Provision for impairment of real estate. Impairment charges on real estate investments were $3.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, we recorded a provision for impairment of real estate on four and three of our real estate investments, respectively, with the size of our impairments being larger in 2024. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio increased by approximately $32,000 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $3.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. We disposed of seven and 16 real estate properties during the three months ended March 31, 2024 and 2023, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $3.5 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Interest income. Interest income decreased by $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in interest income was primarily due to a decrease in our short term investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Income tax expense. Income tax expense increased by approximately $3,000 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$47,123	$43,056
Depreciation and amortization of real estate	28,485	23,799
Provision for impairment of real estate	3,752	677
Gain on dispositions of real estate, net	(1,512)	(4,914)
FFO attributable to stockholders and non-controlling interests	77,848	62,618
Non-core expense (income) (1)	—	(876)
Core FFO attributable to stockholders and non-controlling interests	77,848	61,742
Adjustments:
Straight-line rental revenue, net	(9,980)	(6,838)
Non-cash interest	949	819
Non-cash compensation expense	2,945	2,721
Other amortization expense	219	281
Other non-cash adjustments	(7)	(35)
Capitalized interest expense	(859)	(432)
AFFO attributable to stockholders and non-controlling interests	$71,115	$58,258
_____________________________________
(1)Includes $0.9 million of insurance recovery income related to two properties during the three months ended March 31, 2023.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$47,123	$43,056
Depreciation and amortization	28,525	23,824
Interest expense	15,597	12,133
Interest income	(493)	(638)
Income tax expense	156	153
EBITDA attributable to stockholders and non-controlling interests	90,908	78,528
Provision for impairment of real estate	3,752	677
Gain on dispositions of real estate, net	(1,512)	(4,914)
EBITDAre attributable to stockholders and non-controlling interests	$93,148	$74,291
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2024:

(in thousands)	Three months ended March 31, 2024
Net income	$47,123
Depreciation and amortization	28,525
Interest expense	15,597
Interest income	(493)
Income tax expense	156
EBITDA attributable to stockholders and non-controlling interests	90,908
Provision for impairment of real estate	3,752
Gain on dispositions of real estate, net	(1,512)
EBITDAre attributable to stockholders and non-controlling interests	93,148
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	4,122
Adjustment to exclude other non-core or non-recurring activity (2)	392
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(183)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$97,479

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$389,916
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended March 31, 2024 had occurred on January 1, 2024.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2024	December 31, 2023
Unsecured term loans, net of deferred financing costs	$1,273,365	$1,272,772
Revolving credit facility	—	—
Senior unsecured notes, net	395,985	395,846
Total debt	1,669,350	1,668,618
Deferred financing costs and original issue discount, net	10,650	11,382
Gross debt	1,680,000	1,680,000
Cash and cash equivalents	(79,161)	(39,807)
Restricted cash available for future investment	(3)	(9,156)
Net debt	$1,600,836	$1,631,037
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$47,123	$43,056
General and administrative expense	9,358	8,583
Depreciation and amortization	28,525	23,824
Provision for impairment of real estate	3,752	677
Provision for loan losses	2	(30)
Gain on dispositions of real estate, net	(1,512)	(4,914)
Interest expense	15,597	12,133
Interest income	(493)	(638)
Income tax expense	156	153
NOI attributable to stockholders and non-controlling interests	102,508	82,844
Straight-line rental revenue, net	(9,980)	(6,838)
Other amortization expense	219	281
Cash NOI attributable to stockholders and non-controlling interests	$92,747	$76,287

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

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
2029 Term Loan	February 2029 (2)	450,000	450,000	4.3%	4.3%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$1,680,000	$1,680,000	3.6%	3.6%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the the 2027 Term Loan, 2028 Term Loan and 2029 Term Loan are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At March 31, 2024, our aggregate asset in the event of the early termination of our swaps was $27.6 million.
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
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2024:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$323,716
_____________________________________
(1)Excludes net deferred financing costs of $3.5 million and net discount of $0.6 million.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and filed with the SEC on February 14, 2024. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 14, 2024, Peter M. Mavoides, our President and Chief Executive Officer, adopted a 10b5-1 Stock Trading Plan (the "Trading Plan") that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended. The Trading Plan permits the sale of 166,912 shares of our common stock through its expiration on November 29, 2024.

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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	April 24, 2024	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2024	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)