Form 10-Q
period 2024-06-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2024-07-24
CIK 1728951

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
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2024, the registrant had 175,330,314 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,730,117	$1,542,302
Building and improvements	3,162,052	2,938,012
Lease incentives	17,918	17,890
Construction in progress	169,844	96,524
Intangible lease assets	87,734	89,209
Total real estate investments, at cost	5,167,665	4,683,937
Less: accumulated depreciation and amortization	(421,486)	(367,133)
Total real estate investments, net	4,746,179	4,316,804
Loans and direct financing lease receivables, net	294,982	223,854
Real estate investments held for sale, net	8,677	7,455
Net investments	5,049,838	4,548,113
Cash and cash equivalents	23,557	39,807
Restricted cash	935	9,156
Straight-line rent receivable, net	127,210	107,545
Derivative assets	36,049	30,980
Rent receivables, prepaid expenses and other assets, net	29,608	32,660
Total assets (1)	$5,267,197	$4,768,261

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,273,958	$1,272,772
Senior unsecured notes, net	396,125	395,846
Revolving credit facility	245,000	—
Intangible lease liabilities, net	10,762	11,206
Dividend payable	51,124	47,182
Derivative liabilities	7,018	23,005
Accrued liabilities and other payables	30,939	31,248
Total liabilities (1)	2,014,926	1,781,259
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 175,330,314 and 164,635,150 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,753	1,646
Additional paid-in capital	3,328,082	3,078,459
Distributions in excess of cumulative earnings	(111,373)	(105,545)
Accumulated other comprehensive income	25,336	4,019
Total stockholders' equity	3,243,798	2,978,579
Non-controlling interests	8,473	8,423
Total equity	3,252,271	2,987,002
Total liabilities and equity	$5,267,197	$4,768,261
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of June 30, 2024 and December 31, 2023, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $51.0 million and $47.0 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenue	$104,369	$81,819	$202,880	$159,991
Interest on loans and direct financing lease receivables	4,858	4,534	9,598	8,981
Other revenue, net	41	163	292	1,232
Total revenues	109,268	86,516	212,770	170,204

Expenses:
General and administrative	8,710	7,585	18,068	16,169
Property expenses	1,155	1,144	2,148	1,987
Depreciation and amortization	29,927	24,742	58,453	48,567
Provision for impairment of real estate	2,812	802	6,564	1,479
Change in provision for credit losses	1	8	3	(22)
Total expenses	42,605	34,281	85,236	68,180
Other operating income:
Gain on dispositions of real estate, net	134	12,547	1,645	17,461
Income from operations	66,797	64,782	129,179	119,485
Other (expense)/income:
Interest expense	(17,361)	(12,071)	(32,958)	(24,204)
Interest income	847	448	1,340	1,086
Other income	1,548	—	1,548	—
Income before income tax expense	51,831	53,159	99,109	96,367
Income tax expense	155	159	311	311
Net income	51,676	53,000	98,798	96,056
Net income attributable to non-controlling interests	(159)	(198)	(307)	(358)
Net income attributable to stockholders	$51,517	$52,802	$98,491	$95,698

Basic weighted average shares outstanding	175,319,270	150,492,454	171,304,986	147,466,087
Basic net income per share	$0.29	$0.35	$0.57	$0.65

Diluted weighted average shares outstanding	177,583,989	151,522,350	173,219,295	148,776,458
Diluted net income per share	$0.29	$0.35	$0.57	$0.64
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$51,676	$53,000	$98,798	$96,056
Other comprehensive income:
Unrealized gain on cash flow hedges	8,774	23,484	36,607	14,000
Cash flow hedge gain reclassified to interest expense	(7,028)	(6,619)	(15,228)	(11,962)
Total other comprehensive income	1,746	16,865	21,379	2,038
Comprehensive income	53,422	69,865	120,177	98,094
Net income attributable to non-controlling interests	(159)	(198)	(307)	(358)
Other comprehensive income attributable to non-controlling interests	(4)	(62)	(60)	29
Comprehensive income attributable to stockholders	$53,259	$69,605	$119,810	$97,765
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2023	164,635,150	$1,646	$3,078,459	$(105,545)	$4,019	$2,978,579	$8,423	$2,987,002
Common stock issuance	10,508,096	105	244,630	—	—	244,735	—	244,735
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,277)	—	(3,277)	—	(3,277)
Costs related to issuance of common stock	—	—	(366)	—	—	(366)	—	(366)
Other comprehensive income	—	—	—	—	19,575	19,575	56	19,631
Equity based compensation expense	163,140	2	2,945	—	—	2,947	—	2,947
Dividends declared on common stock and OP Units	—	—	—	(50,079)	—	(50,079)	(157)	(50,236)
Net income	—	—	—	46,975	—	46,975	148	47,123
Balance at March 31, 2024	175,306,386	1,753	3,325,668	(111,926)	23,594	3,239,089	8,470	3,247,559
Common stock issuance	23,928	—	—	—	—	—	—	—
Costs related to issuance of common stock	—	—	(228)	—	—	(228)	—	(228)
Other comprehensive income	—	—	—	—	1,742	1,742	4	1,746
Equity based compensation expense	—	—	2,642	—	—	2,642	—	2,642
Dividends declared on common stock and OP Units	—	—	—	(50,964)	—	(50,964)	(160)	(51,124)
Net income	—	—	—	51,517	—	51,517	159	51,676
Balance at June 30, 2024	175,330,314	$1,753	$3,328,082	$(111,373)	$25,336	$3,243,798	$8,473	$3,252,271
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2022	142,379,655	$1,424	$2,563,305	$(117,187)	$40,719	$2,488,261	$8,510	$2,496,771
Common stock issuance	6,248,695	62	147,217	—	—	147,279	—	147,279
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,745)	—	(2,745)	—	(2,745)
Costs related to issuance of common stock	—	—	(444)	—	—	(444)	—	(444)
Other comprehensive loss	—	—	—	—	(14,737)	(14,737)	(91)	(14,828)
Equity based compensation expense	209,767	2	2,719	—	—	2,721	—	2,721
Dividends declared on common stock and OP Units	—	—	—	(41,030)	—	(41,030)	(153)	(41,183)
Net income	—	—	—	42,896	—	42,896	160	43,056
Balance at March 31, 2023	148,838,117	1,488	2,712,797	(118,066)	25,982	2,622,201	8,426	2,630,627
Common stock issuance	6,278,287	63	149,263	—	—	149,326	—	149,326
Common stock withheld related to net share settlement of equity awards	—	—	—	(651)	—	(651)	—	(651)
Costs related to issuance of common stock	—	—	(173)	—	—	(173)	—	(173)
Other comprehensive income	—	—	—	—	16,803	16,803	62	16,865
Share-based compensation expense	56,097	1	1,970	—	—	1,971	—	1,971
Dividends declared on common stock and OP Units	—	—	—	(43,551)	—	(43,551)	(154)	(43,705)
Net income	—	—	—	52,802	—	52,802	198	53,000
Balance at June 30, 2023	155,172,501	$1,552	$2,863,857	$(109,466)	$42,785	$2,798,728	$8,532	$2,807,260
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$98,798	$96,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,453	48,567
Amortization of lease incentives	611	684
Amortization of above/below market leases and right of use assets, net	(136)	(149)
Amortization of deferred financing costs and other non-cash interest expense	2,320	2,864
Provision for impairment of real estate	6,564	1,479
Change in provision for credit losses	3	(22)
Gain on dispositions of real estate, net	(1,645)	(17,461)
Straight-line rent receivable, net	(20,160)	(14,269)
Equity based compensation expense	5,587	4,692
Adjustment to rental revenue for tenant credit	(436)	533
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(1,811)	(1,540)
Accrued liabilities and other payables	(260)	(2,348)
Net cash provided by operating activities	147,888	119,086
Cash flows from investing activities:
Proceeds from sales of investments, net	20,119	78,897
Principal collections on loans and direct financing lease receivables	4,900	19,452
Investments in loans receivable	(74,731)	(6,800)
Deposits for prospective real estate investments	(1,338)	(576)
Investment in real estate, including capital expenditures	(408,823)	(447,244)
Investment in construction in progress	(100,983)	(32,555)
Lease incentives paid	(50)	—
Net cash used in investing activities	(560,906)	(388,826)
Cash flows from financing activities:
Borrowings under revolving credit facility	255,000	50,000
Repayments under revolving credit facility	(10,000)	(50,000)
Payments for taxes related to net settlement of equity awards	(3,277)	(3,397)
Proceeds from issuance of common stock, net	244,735	296,567
Offering costs	(493)	(241)
Dividends paid	(97,418)	(80,581)
Net cash provided by financing activities	388,547	212,348
Net increase (decrease) in cash and cash equivalents and restricted cash	(24,471)	(57,392)
Cash and cash equivalents and restricted cash, beginning of period	48,963	71,500
Cash and cash equivalents and restricted cash, end of period	$24,492	$14,108
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$23,557	$14,108
Restricted cash	935	—
Cash and cash equivalents and restricted cash, end of period	$24,492	$14,108
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$30,684	$17,523
Cash paid for income taxes	759	1,221

Non-cash investing and financing activities:
Adjustment upon adoption of ASC 326	$—	$—
Reclassification from construction in progress upon project completion	$27,203	$8,537
Net settlement of proceeds on the sale of investments	(1,300)	—
Non-cash investments in real estate and loan receivable activity	1,300	—
Unrealized gain (loss) on cash flow hedges	8,774	14,000
Payable and accrued offering costs	100	337
Discounts and fees on capital raised through issuance of common stock	—	38
Dividends declared	51,124	43,705
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
June 30, 2024
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2024 and December 31, 2023, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation on real estate investments	$28,002	$23,072	$54,868	$45,201
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Provision for impairment of real estate	$2,812	$802	$6,564	$1,479
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
As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $23.6 million and $39.8 million, respectively, of which $23.1 million and $39.6 million, respectively, were not insured by the FDIC.

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
Forward Equity Sales
The Company has and may continue to enter into forward sale agreements relating to shares of its common stock, either through its ATM Programs (as defined herein) or through underwritten public offerings. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election.
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

The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Contingent rent	$96	$144	$334	$320
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
If the assessment of the collectability of substantially all payments due under a lease changes from probable to not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current period reduction of rental revenue in the consolidated statements of operations. Conversely, if the assessment of the collectability changes from not probably to probable, any difference is recognized as a current period increase of rental revenue in the consolidated statements of operations.
The Company recorded the following adjustments as increases or decreases to rental revenue for tenant credit during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Adjustment to increase (decrease) rental revenue for tenant credit	$437	$(693)	$436	$(533)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of June 30, 2024 and December 31, 2023, the Company capitalized a total of $91.9 million and $91.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of June 30, 2024 and December 31, 2023, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and six months ended June 30, 2024 and 2023, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of June 30, 2024 or December 31, 2023. The 2022, 2021 and 2020 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Number of VIEs	41	21
Aggregate carrying value	$290,956	$219,449
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of June 30, 2024 and December 31, 2023. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of June 30, 2024 and December 31, 2023.

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
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	June 30, 2024	December 31, 2023
Owned properties (1)	1,854	1,726
Properties securing investments in mortgage loans (2)	147	136
Ground lease interests	8	11
Total number of investments	2,009	1,873
_____________________________________
(1)Includes five and six properties which are subject to leases accounted for as direct financing leases or loans as of June 30, 2024 and December 31, 2023, respectively.
(2)Properties secure 23 and 20 mortgage loans receivable as of June 30, 2024 and December 31, 2023.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	June 30, 2024	December 31, 2023
Real estate investments, at cost	$5,167,665	$4,683,937
Loans and direct financing lease receivables, net	294,982	223,854
Real estate investments held for sale, net	8,677	7,455
Total gross investments	$5,471,324	$4,915,246

Investments in 2024 and 2023
The following table presents information about the Company’s acquisition activity during the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(Dollar amounts in thousands)	2024	2023
Ownership type	Fee Interest	(1)
Number of properties	141	134

Purchase price allocation
Land and improvements	$191,583	$164,995
Building and improvements	214,291	278,737
Construction in progress(2)	100,983	33,570
Intangible lease assets	—	903
Total purchase price	506,857	478,205

Intangible lease liabilities	—	(32)
Purchase price (including acquisition costs)	$506,857	$478,173
_____________________________________
(1)During the six months ended June 30, 2023, the Company acquired fee interests in 133 properties and acquired one property subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $2.2 million and $1.0 million of capitalized interest expense during the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024 and 2023, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the six months ended June 30, 2024 and 2023, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2023	1,653	$4,055,385
Acquisitions of and additions to real estate investments	134	480,022
Sales of investments in real estate	(32)	(65,950)
Relinquishment of properties at end of ground lease term	(1)	(837)
Provision for impairment of real estate (1)		(1,479)
Investments in loans receivable	1	6,800
Principal collections on and settlements of loans and direct financing lease receivables	(13)	(19,452)
Other		(2,394)
Gross investments, June 30, 2023		4,452,095
Less: Accumulated depreciation and amortization (2)		(318,862)
Net investments, June 30, 2023	1,742	$4,133,233

Gross investments, January 1, 2024	1,873	$4,915,246
Acquisitions of and additions to real estate investments	141	511,218
Sales of investments in real estate	(13)	(16,706)
Relinquishment of property at end of ground lease term	(3)	(1,471)
Provision for impairment of real estate (3)		(6,564)
Investments in loans and direct financing lease receivables	21	76,031
Principal collections on and settlements of loans and direct financing lease receivables	(10)	(4,900)
Other		(1,531)
Gross investments, June 30, 2024		5,471,324
Less: Accumulated depreciation and amortization (2)		(421,486)
Net investments, June 30, 2024	2,009	$5,049,838
_____________________________________
(1)During the six months ended June 30, 2023, the Company identified and recorded provisions for impairment at two tenanted properties and two vacant properties.
(2)Includes $373.3 million and $280.5 million of accumulated depreciation as of June 30, 2024 and 2023, respectively.
(3)During the six months ended June 30, 2024, the Company identified and recorded provisions for impairment at seven tenanted properties and three vacant properties.
Loans and Direct Financing Lease Receivables
As of June 30, 2024 and December 31, 2023, the Company had 23 and 20 loans receivable outstanding, respectively, and two leases accounted for as loans, with an aggregate carrying amount of $294.3 million and $223.1 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $294.3 million as of June 30, 2024.

The Company’s loans receivable portfolio as of June 30, 2024 and December 31, 2023 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)(3)	I/O	69	7.79%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2024	1,525	1,785
Mortgage	I/O	—	7.00%	7.00%	2024	—	500
Mortgage (2)(3)	I/O	2	8.30%	8.25%	2024	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.29%	8.25%	2024	2,389	2,389
Mortgage (2)	I/O	1	8.96%	8.06%	2051	24,100	24,100
Mortgage (2)	I/O	7	7.30%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	1	8.00%	8.00%	2024	1,754	1,754
Mortgage (2)	I/O	18	7.00%	7.00%	2027	13,513	17,494
Mortgage (2)	I/O	1	7.73%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2024	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,200	10,200
Mortgage (2)	I/O	1	8.10%	8.10%	2025	7,025	2,891
Mortgage (2)	I/O	5	10.19%	9.50%	2039	13,144	—
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	—
Mortgage (2)(3)	I/O	1	9.00%	9.00%	2024	1,050	—
Mortgage (2)(3)	I/O	1	9.00%	9.00%	2024	250	—
Leasehold interest	P+I	1	2.25%	(4)	2034	895	929
Leasehold interest	P+I	1	2.41%	(4)	2034	1,332	1,382
Net investment						$294,292	$223,085
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
Scheduled principal payments due to be received under the Company’s loans receivable as of June 30, 2024 were as follows:

(in thousands)	Future Principal Payments Due
July 1 - December 31, 2024	$7,051
2025	7,197
2026	181
2027	13,703
2028	199
Thereafter	265,961
Total	$294,292

As of June 30, 2024 and December 31, 2023, the Company had $1.4 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Minimum lease payments receivable	$1,587	$1,709
Estimated unguaranteed residual value of leased assets	251	251
Unearned income from leased assets	(479)	(525)
Net investment	$1,359	$1,435
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of June 30, 2024 were as follows:

(in thousands)	Future Minimum Base Rental Payments
July 1 - December 31, 2024	$88
2025	178
2026	167
2027	143
2028	145
Thereafter	866
Total	$1,587
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of June 30, 2024 and December 31, 2023, the Company recorded an allowance for credit losses of $0.7 million. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.
For the six months ended June 30, 2024 and 2023, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2023	$765
Current period provision for expected credit losses(1)	(22)
Write-offs charged	—
Recoveries	—
Balance at June 30, 2023	$743

Balance at January 1, 2024	$666
Current period provision for expected credit losses(1)	3
Write-offs charged	—
Recoveries	—
Balance at June 30, 2024	$669
_____________________________________
(1)The change in expected credit loss was primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.

The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of June 30, 2024:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2024	2023	2022	2021	Prior
LTV <60%	$—	$—	$23,000	$—	$28,922	$51,922
LTV 60%-70%	—	—	—	28,234	—	28,234
LTV >70%	71,897	17,225	67,630	29,953	28,790	215,495
	$71,897	$17,225	$90,630	$58,187	$57,712	$295,651
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the six months ended June 30, 2024 and 2023.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2023	4	$4,780	$—	$4,780
Transfers to held for sale classification	5	8,317	—	8,317
Sales	(7)	(8,480)	—	(8,480)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2023	2	$4,617	$—	$4,617

Held for sale balance, January 1, 2024	4	$7,455	$—	$7,455
Transfers to held for sale classification	7	9,912	(76)	9,836
Sales	(6)	(8,690)	76	(8,614)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2024	5	$8,677	$—	$8,677
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the six months ended June 30, 2024 or 2023 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
State	2024	2023	2024	2023
Texas	13.2%	13.5%	13.3%	13.3%

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	June 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$76,770	$38,076	$38,694	$78,080	$35,896	$42,184
Intangible market lease assets	10,964	5,627	5,337	11,129	5,456	5,673
Total intangible assets	$87,734	$43,703	$44,031	$89,209	$41,352	$47,857

Intangible market lease liabilities	$15,275	$4,513	$10,762	$15,505	$4,299	$11,206
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2024, by category and in total, were as follows:

Years Remaining
In-place leases	8.0
Intangible market lease assets	10.0
Total intangible assets	8.2

Intangible market lease liabilities	8.3
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization of in-place leases (1)	$1,842	$1,603	$3,421	$3,230
Amortization (accretion) of market lease intangibles, net (2)	(7)	7	(32)	6
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(42)	(71)	(104)	(156)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
July 1 - December, 31, 2024	$2,696
2025	4,523
2026	4,218
2027	3,689
2028	3,150
Thereafter	20,418
Total	$38,694

The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
July 1 - December, 31, 2024	$(331)	$344	$13
2025	(659)	686	27
2026	(649)	689	40
2027	(627)	714	87
2028	(385)	669	284
Thereafter	(2,686)	7,660	4,974
Total	$(5,337)	$10,762	$5,425
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
Scheduled future minimum base rental and interest payments due to be received under the remaining non-cancelable term of operating leases and direct financing lease receivables in place as of June 30, 2024 and to be received under loans receivable through the scheduled maturity date as of June 30, 2024 were as follows:

(in thousands)	Future Minimum Receipts(1)
July 1 - December 31, 2024	$205,480
2025	415,520
2026	420,278
2027	423,416
2028	425,387
Thereafter	4,748,758
Total	$6,638,839
_____________________________________
(1)Includes interest payments from loans receivable and base rental payments from direct financing lease receivables of $11.8 million for the period of July 1, 2024 through December 31, 2024, $23.4 million for 2025, $23.1 million for 2026, $22.5 million for 2027, $22.6 million for 2028, and $253.4 million for years thereafter.
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

The fixed and variable components of lease revenues for the six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Fixed lease revenues	$103,521	$81,943	$201,527	$158,409
Variable lease revenues (1)	709	856	1,495	1,586
Total lease revenues (2)	$104,230	$82,799	$203,022	$159,995
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and equipment leases which are classified as operating leases. As of June 30, 2024, the Company’s right of use ("ROU") assets and lease liabilities were $9.1 million and $9.8 million, respectively. As of December 31, 2023, the Company’s ROU assets and lease liabilities were $8.9 million and $9.8 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	23.1	22.8
Weighted average discount rate	6.83%	6.75%
The following table sets forth the details of rent expense for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Fixed rent expense - ground leases	$177	$246	$422	$493
Fixed rent expense - office and equipment leases	179	128	314	256
Variable rent expense	—	—	—	—
Total rent expense	$356	$374	$736	$749

As of June 30, 2024, future lease payments under ground, office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases to be Paid by the Company	Ground Leases to be Paid Directly by the Company’s Tenants	Total Future Minimum Base Rental Payments
July 1 - December 31, 2024	$336	$2	$339	$677
2025	733	—	685	1,418
2026	217	—	686	903
2027	219	—	695	914
2028	224	—	718	942
Thereafter	57	—	18,189	18,246
Total	$1,786	$2	$21,312	23,100
Present value discount				(13,324)
Lease liabilities				$9,776
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of June 30, 2024 and December 31, 2023:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	6.3%	6.3%
2028 Term Loan	January 2028	400,000	400,000	6.3%	6.3%
2029 Term Loan	February 2029 (2)	450,000	450,000	6.4%	6.4%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	245,000	—	6.2%	—%
Total principal outstanding		$1,925,000	$1,680,000	5.6%	5.5%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of June 30, 2024:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility	Total
July 1 - December 31, 2024	$—	$—	$—	$—	$—	$—
2025	—	—	—	—	—	—
2026	—	—	—	—	245,000	245,000
2027	430,000	—	—	—	—	430,000
2028	—	400,000	—	—	—	400,000
Thereafter	—	—	450,000	400,000	—	850,000
Total	$430,000	$400,000	$450,000	$400,000	$245,000	$1,925,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
The Company was not in default of any provisions under any of its outstanding indebtedness as of June 30, 2024 or December 31, 2023.
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

2028 Term Loan. In July 2022, the Credit Agreement was further amended to provide for an additional $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150 million was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing for all borrowings under the Credit Agreement is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (and, specific to borrowings under the Revolving Credit Facility and 2028 Term Loan only, subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch), and reset the accordion feature to maintain the $600.0 million availability thereunder.
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
The Company was in compliance with all financial covenants and was not in default on any provisions under the Credit Agreement as of June 30, 2024 and December 31, 2023.

The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

	Six months ended June 30,
(in thousands)	2024	2023
Balance on January 1,	$—	$—
Borrowings	255,000	50,000
Repayments	(10,000)	(50,000)
Balance on June 30,	$245,000	$—
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$1,353	$278	$1,581	$502
Amortization of deferred financing costs	307	295	614	589
Total	$1,660	$573	$2,195	$1,091
Total deferred financing costs, net, of $1.9 million and $2.5 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had $355.0 million and $600.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
In July 2024, the Company further amended the Credit agreement to provide for an additional $450.0 million of term loans (the "2030 Term Loan"). See Note 13—Subsequent Events for additional information.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of June 30, 2024 and December 31, 2023.
The following table presents information about aggregate interest expense related to the 2024 Term Loan, 2027 Term Loan, 2028 Term Loan and 2029 Term Loan:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$20,412	$15,352	$40,873	$29,392
Amortization of deferred financing costs	593	280	1,186	560
Total	$21,005	$15,632	$42,059	$29,952
As of June 30, 2024 and December 31, 2023, total deferred financing costs, net, of $6.0 million and $7.2 million, respectively, related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of June 30, 2024 and December 31, 2023:

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

The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense	$2,929	$2,928	$5,858	$5,856
Amortization of deferred financing costs and original issue discount	139	140	279	280
Total	$3,068	$3,068	$6,137	$6,136
Total deferred financing costs, net, of $3.3 million and $3.6 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company’s consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of June 30, 2024 and December 31, 2023.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $24.2 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of June 30, 2024, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Fixed Rate Paid by Company	Effective Date	Maturity Date	Notional Value(1)	Fair value of Asset/(Liability)(2)
					June 30, 2024	December 31, 2023
Interest Rate Swap	1.96%	5/14/2019	4/12/2024	$—	$—	$981
Interest Rate Swap	1.95%	5/14/2019	4/12/2024	—	—	492
Interest Rate Swap	1.94%	5/14/2019	4/12/2024	—	—	492
Interest Rate Swap	1.52%	12/9/2019	11/26/2026	175,000	11,547	10,654
Interest Rate Swap	1.51%	12/9/2019	11/26/2026	50,000	3,318	3,077
Interest Rate Swap	1.49%	12/9/2019	11/26/2026	25,000	1,662	1,542
Interest Rate Swap	1.26%	7/9/2020	11/26/2026	100,000	7,183	6,810
Interest Rate Swap	1.28%	7/9/2020	11/26/2026	80,000	5,726	5,406
Interest Rate Swap	3.19%	9/26/2022	1/25/2028	50,000	1,605	688
Interest Rate Swap	3.35%	9/26/2022	1/25/2028	50,000	1,336	383
Interest Rate Swap	3.36%	9/26/2022	1/25/2028	25,000	657	180
Interest Rate Swap	3.43%	9/26/2022	1/25/2028	50,000	1,198	226
Interest Rate Swap	3.71%	9/26/2022	1/25/2028	50,000	744	(290)
Interest Rate Swap	3.70%	9/26/2022	1/25/2028	25,000	376	(144)
Interest Rate Swap	4.00%	10/26/2022	1/25/2028	50,000	252	(851)
Interest Rate Swap	3.95%	11/28/2022	1/25/2028	25,000	169	(378)
Interest Rate Swap	4.03%	11/28/2022	1/25/2028	25,000	98	(459)
Interest Rate Swap	4.06%	11/28/2022	1/25/2028	25,000	75	(485)
Interest Rate Swap	4.07%	11/28/2022	1/25/2028	25,000	66	(492)
Interest Rate Swap	4.15%	8/24/2023	2/28/2029	50,000	(232)	(1,550)
Interest Rate Swap	4.38%	9/29/2023	2/28/2029	75,000	(1,121)	(3,193)
Interest Rate Swap	4.39%	9/29/2023	2/28/2029	50,000	(742)	(2,114)
Interest Rate Swap	4.32%	10/11/2023	2/28/2029	25,000	(303)	(981)
Interest Rate Swap	4.32%	10/11/2023	2/28/2029	25,000	(301)	(980)
Interest Rate Swap	4.51%	10/31/2023	2/28/2029	25,000	(507)	(1,207)
Interest Rate Swap	4.48%	4/12/2024	2/28/2029	100,000	(1,881)	(4,919)
Interest Rate Swap	4.48%	4/12/2024	2/28/2029	100,000	(1,894)	(4,913)
				$1,280,000	$29,031	$7,975
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
The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Other comprehensive income	$1,746	$16,865	$21,379	$2,038
As of June 30, 2024, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $36.1 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.1 million.

As of December 31, 2023, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $31.1 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $23.4 million.
During the three and six months ended June 30, 2024, the Company realized a gain on the change in fair value of its interest rate swaps of $7.0 million and $15.2 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations. During the three and six months ended June 30, 2023, the Company realized a gain on the change in fair value of its interest rate swaps of $6.6 million and $12.0 million, respectively, which was included in interest expense in the Company's consolidated statements of operations.
As of June 30, 2024 and December 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $29.0 million net asset and a $7.7 million net asset as of June 30, 2024 and December 31, 2023, respectively.
In July 2024, the Company entered into new interest rate swap agreements with a combined notional amount of $320.0 million, which were designated as cash flow hedges against the floating rate debt borrowed under the 2030 Term Loan. See Note 13—Subsequent Events for additional information.
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
In September 2023, the Company completed a follow-on primary offering of 12,006,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,566,000 additional shares of common stock, at a public offering price of $23.00 per share, and entered into forward sale agreements relating to all such shares. All shares were physically settled as of March 31, 2024 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $263.4 million.
In March 2024, the Company completed a follow-on primary offering of 10,350,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,350,000 additional shares of common stock, at a public offering price of $24.75 per share, and entered into forward sale agreements relating to all such shares. Through June 30, 2024, the Company physically settled 2,521,148 shares under the forward sale agreements relating to this offering, realizing net proceeds of $60.0 million. Including shares physically settled to date and assuming full physical settlement of the remaining forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $244.0 million. The Company is required to settle the balance of these forward sale agreements by March 2025.
At the Market Program
In June 2024, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $500 million (the "2024 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the 2024 ATM Program also permits the Company to enter into separate forward sale agreements with the identified forward purchasers. In connection with establishing the 2024 ATM Program, the Company terminated its prior at the market program, established in May 2022 (the “2022 ATM Program”) and no additional stock can be issued thereunder. As context requires, the 2024 ATM Program, the 2022 ATM Program and prior ATM programs are referred herein as the "ATM Programs."

The following table presents information about the ATM Programs:

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through June 30, 2024
2022 ATM Program	May 2022	June 2024	$500,000	$383,426
2024 ATM Program	June 2024		$500,000	$27,639
The following table details activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Shares of common stock sold (1)	5,047,448	2,692,936	7,256,033	3,550,579
Weighted average sale price per share	$27.15	$24.48	$26.24	$24.39
Gross proceeds	$137,040	$65,926	$190,422	$86,615
Net proceeds	$134,512	$65,898	$187,529	$86,548
_____________________________________
(1)During the six months ended June 30, 2024 and 2023, the Company issued an additional 1,937,450 and 957,453 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2023 and 2022, respectively.
Dividends on Common Stock
During the six months ended June 30, 2024 and 2023, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
May 31, 2024	June 28, 2024	July 12, 2024	$0.29	$50,965
March 7, 2024	March 29, 2024	April 12, 2024	$0.285	$50,079
June 9, 2023	June 30, 2023	July 14, 2023	$0.28	$43,551
March 7, 2023	March 31, 2023	April 14, 2023	$0.275	$41,031
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
As of June 30, 2024, the Company held 175,330,314 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2023, the Company held 164,635,150 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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
The following table presents information about the Company’s RSAs and RSUs during the six months ended June 30, 2024 and 2023:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2023	9,039	$14.12	817,380	$30.26
Granted	—	—	432,388	31.83
Vested	(9,039)	14.12	(407,510)	27.58
Forfeited	—	—	(93,739)	32.85
Unvested, June 30, 2023	—	$—	748,519	$32.30

Unvested, January 1, 2024	—	$—	743,853	$32.56
Granted	—	—	527,686	33.05
Vested	—	—	(319,738)	32.54
Forfeited	—	—	—	—
Unvested, June 30, 2024	—	$—	951,801	$32.84
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
During the six months ended June 30, 2023, the Company recorded approximately $2,000 of compensation cost related to these RSAs as a component of general and administrative expense in its consolidated statements of operations. The fair value of RSAs vested during the six months ended June 30, 2023 was $0.1 million.
Restricted Stock Units
In 2020, 2021, 2022, 2023 and 2024, the Company issued grants of 84,684, 126,353, 149,699, 147,587 and 149,936 performance-based RSUs at target, respectively, to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75%, in the case of awards issued in 2020, 2021, 2022, and 2023, and 100%, in the case of awards issued in 2024, are non-vested RSUs for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of peer companies identified in the grant agreements over the relevant performance period. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
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
As of June 30, 2024, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the remainder of the subjective awards granted in 2022 and 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to these portions of the performance-based RSUs during the three and six months ended June 30, 2024 and 2023.
In 2020, 2021, 2022, 2023 and 2024, the Company issued an aggregate of 184,760, 135,686, 199,793, 210,406 and 174,562 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plans. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of June 30, 2024 and 2023, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the three and six months ended June 30, 2024 and 2023.
A portion of the RSUs that vested in 2024 and 2023 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.

The following table presents information about the Company’s RSUs for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Compensation cost recognized in general and administrative expense	$2,642	$1,967	$5,587	$4,689
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	118	102	234	203
Fair value of units vested during the period	591	2,482	10,404	11,241
The following table presents information about the Company’s RSUs as of the dates presented:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Total unrecognized compensation cost	$19,051	$13,131
Weighted average period over which compensation cost will be recognized (in years)	2.4	2.2
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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$51,676	$53,000	$98,798	$96,056
Less: net income attributable to non-controlling interests	(159)	(198)	(307)	(358)
Less: net income allocated to unvested RSAs and RSUs	(118)	(102)	(234)	(203)
Net income available for common stockholders: basic	51,399	52,700	98,257	95,495
Net income attributable to non-controlling interests	159	198	307	358
Net income available for common stockholders: diluted	$51,558	$52,898	$98,564	$95,853

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	175,319,270	150,492,454	171,304,986	147,466,412
Less: weighted average number of shares of unvested RSAs	—	—	—	(325)
Weighted average shares outstanding used in basic net income per share	175,319,270	150,492,454	171,304,986	147,466,087
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847	553,847
Unvested RSAs and RSUs	806,885	317,231	676,085	399,167
Forward sales	903,987	158,818	684,377	357,357
Weighted average shares outstanding used in diluted net income per share	177,583,989	151,522,350	173,219,295	148,776,458
_____________________________________
(1)The three months ended June 30, 2024 and 2023, respectively, exclude the impact of 11,023 and 135,137 unvested RSUs and unsettled forward equity sales, as the effect would have been antidilutive. The six months ended June 30, 2024 and 2023 exclude the impact of 6,595 and 125,058 unvested RSUs, respectively as the effect would have been antidilutive.
11. Commitments and Contingencies
As of June 30, 2024, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $203.9 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2024, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of June 30, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.

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
The following table presents the matching contributions made by the Company for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
401(k) matching contributions	$68	$41	$215	$195
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2024 and December 31, 2023. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of June 30, 2024 and December 31, 2023.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2024 Term Loan, the 2027 Term Loan, the 2028 Term Loan and the 2029 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, and the 2029 Term Loan as of June 30, 2024 and December 31, 2023 approximate fair value.
The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial (liabilities) assets:
Senior unsecured notes(1)	$(396,125)	$(329,088)	$(329,088)	$—	$—
Interest rate swaps	29,031	29,031	—	29,031	—

December 31, 2023
Financial (liabilities) assets:
Senior unsecured notes(1)	$(395,846)	$(315,336)	$(315,336)	$—	$—
Interest rate swaps	7,975	7,975	—	7,975	—
_____________________________________
(1)Carrying value is net of $3.3 million and $3.6 million of net deferred financing costs and $0.5 million and $0.6 million of net discount as of June 30, 2024 and December 31, 2023, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Non-financial assets:
Long-lived assets	$8,368	$8,368	$—	$—	$8,368

December 31, 2023
Non-financial assets:
Long-lived assets	$4,510	$4,510	$—	$—	$4,510
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

Quantitative information about Level 3 fair value measurements as of June 30, 2024 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Family dining restaurant	$1,280	Sales comparison approach	Binding sales agreement	$1,280
Car wash	3,414	Sales comparison approach	Binding sales agreement	3,414
Automotive service	956	Sales comparison approach	Non-binding sales agreement	956
Automotive service	942	Sales comparison approach	Binding sales agreement	942
Convenience store	100	Sales comparison approach	Non-binding sales agreement	100
Casual dining restaurant	1,676	Discounted cash flow approach	Terminal Value: 8.00% Discount Rate: 8.50%	1,676
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after June 30, 2024 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Investment Activity
Subsequent to June 30, 2024, the Company invested $9.0 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company and invested $4.2 million in mortgage loans receivable.
Subsequent to June 30, 2024, the Company sold its investment in two real estate properties for an aggregate gross sales price of $4.9 million and incurred $0.2 million of disposition costs related to these transactions.
2030 Term Loan
The Credit Agreement was amended on July 11, 2024, and, as amended, provides for up to $600.0 million of loans under the Revolving Credit Facility, the $400.0 million 2028 Term Loan, the $450.0 million 2029 Term Loan and additional term loans of up to $450.0 million, which may be borrowed on a delayed draw basis. Loans under the 2030 Term Loan in an aggregate principal amount of $320.0 million were drawn on July 11, 2024, concurrently with the closing of such amendment, and $270 million of these proceeds were used to pay off the outstanding balance on the Revolving Credit Facility. The remaining $130 million is available to be drawn for a period of 180 days after July 11, 2024.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of June 30, 2024, 93.3% of our $412.2 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on June 30, 2024 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of June 30, 2024, we had a portfolio of 2,009 properties (inclusive of 147 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $412.2 million and was 99.8% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of June 30, 2024, our portfolio was 99.8% occupied by 395 tenants operating 568 different brands, or concepts, in 16 industries across 49 states, with none of our tenants contributing more than 4.7% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of June 30, 2024, our leases had a weighted average remaining lease term of 14.1 years (based on annualized base rent), with 4.1% of our annualized base rent attributable to leases expiring prior to January 1, 2029. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended June 30, 2024, 100% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of June 30, 2024, 70.3% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of June 30, 2024, 98.9% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of June 30, 2024, our average investment per property was $2.7 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of June 30, 2024, our portfolio’s weighted average rent coverage ratio was 3.7x, and 98.9% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Recently Acquired Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of June 30, 2024, we had a portfolio of 2,009 properties, with annualized base rent of $412.2 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with 395 tenants operating 568 different concepts across 49 states and in 16 distinct industries. None of our tenants contributed more than 4.7% of our annualized base rent as of June 30, 2024, and our strategy targets a scaled portfolio that, over time, derives no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
•We focus on investing in properties leased to tenants operating in service-oriented or experience-based businesses such as car washes, restaurants (primarily quick service restaurants), early childhood education, medical and dental services, convenience stores, automotive services, equipment rental, entertainment and health and fitness, which we believe are generally more insulated from e-commerce pressure than many others. As of June 30, 2024, 93.3% of our annualized base rent was attributable to tenants operating service-oriented and experience-based businesses.
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
•Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. As of June 30, 2024, exclusive of our initial investment in a portfolio of 262 net leased properties, consisting primarily of restaurants, that we acquired on June 16, 2016 as part of the liquidation of General Electric Capital Corporation for an aggregate purchase price of $279.8 million (including transaction costs) (the "Initial Portfolio"), 91.2% of our portfolio’s annualized base rent was attributable to internally originated sale-leaseback transactions. The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of June 30, 2024, leases contributing 98.9% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. As of June 30, 2024, exclusive of the Initial Portfolio, 91.2% of our portfolio’s annualized base rent was attributable to internally originated sale- leaseback transactions. In addition, we seek to leverage our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of June 30, 2024, our leases had a weighted average remaining lease term of 14.1 years (based on annualized base rent), with only 4.1% of our annualized base rent attributable to leases expiring prior to January 1, 2029, and 98.9% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.7% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended September 30, 2022 through the quarter ended June 30, 2024 (dollars in thousands):

	Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Investment activity	$213,327	$314,865	$248,770	$333,910
Number of transactions	30	43	36	35
Property count	65	93	79	83
Avg. investment per unit	$2,812	$3,008	$2,767	$3,393
Cash cap rate [1]	7.6%	7.9%	8.1%	8.0%
GAAP cap rate [2]	8.7%	9.1%	9.3%	9.1%
Master lease percentage [3,4]	60%	72%	82%	76%
Sale-leaseback percentage [3,5]	100%	97%	100%	100%
Existing relationship percentage	86%	96%	87%	82%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.3x	3.3x	2.7x	3.0x
Lease term (years)	17.6	17.6	17.2	17.8

	Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Investment activity	$195,454	$328,370	$207,147	$277,361
Number of transactions	27	39	24	29
Property count	40	115	57	78
Avg. investment per unit	$3,750	$2,782	$3,401	$3,350
Cash cap rate [1]	7.1%	7.5%	7.6%	7.4%
GAAP cap rate [2]	8.2%	8.8%	9.0%	8.7%
Master lease percentage [3,4]	68%	90%	86%	57%
Sale-leaseback percentage [3,5]	89%	99%	100%	99%
Existing relationship percentage	94%	95%	94%	66%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	4.4x	3.2x	3.3x	3.9x
Lease term (years)	16.5	18.7	19.0	19.29
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

The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended September 30, 2022 through the quarter ended June 30, 2024 (dollars in thousands):

	Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Disposition volume[1]	$28,496	$30,602	$11,949	$4,783
Cash cap rate on leased assets [2]	6.5%	6.6%	6.5%	7.3%
Leased properties sold [3]	9	9	6	4
Vacant properties sold [3]	1	—	1	2

	Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Disposition volume[1]	$35,513	$75,522	$37,161	$41,736
Cash cap rate on leased assets [2]	6.2%	6.9%	6.1%	6.2%
Leased properties sold [3]	12	25	17	14
Vacant properties sold [3]	—	1	—	2
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of June 30, 2024, the net investment value of our income property portfolio totaled $5.0 billion, consisting of investments in 2,009 properties (inclusive of 147 properties which secure our investments in mortgage loans receivable), with annualized base rent of $412.2 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends as declared by our board of directors. The occupancy level of our portfolio is high (99.8% as of June 30, 2024) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of June 30, 2024, five of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 95 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of June 30, 2024, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $548.4 million, and, as of such date, we have funded $344.5 million of this commitment. We expect to fund the remaining commitment totaling approximately $203.9 million by June 30, 2025.

Additionally, as of July 19, 2024, we were under contract to acquire seven properties with an aggregate purchase price of $32.5 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the 2030 Term Loan and Revolving Credit Facility and potentially through proceeds generated from asset sales and our 2024 ATM Program, under which we may issue common stock with an aggregate gross sales price of up to $472.4 million as of July 19, 2024.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the six months ended June 30, 2024, our Board declared total cash distributions of $0.575 per share of common stock/OP Unit totaling $101.4 million and $51.1 million is payable as of June 30, 2024. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of June 30, 2024, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies, and our weighted average debt maturity was 4.1 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at June 30, 2024, our borrowing availability under the 2030 Term Loan and Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At June 30, 2024, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

Pursuant to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of June 30, 2024 and December 31, 2023:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.4%	4.3%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	245,000	—	6.2%	—%
Total principal outstanding		$1,925,000	$1,680,000	4.2%	3.6%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
Revolving Credit Facility and Credit Facility Term Loan
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was amended on July 11, 2024 (the "Credit Agreement") and provides for revolving loans of up to $600.0 million (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term

Loans”). All principal amounts available under the 2028 Term Loan were drawn in the third and fourth quarters of 2022. All principal amounts available under the 2029 Term Loan were drawn in the third and fourth quarters of 2023. Concurrently with the closing of the July 11, 2024 amendment, $320.0 million of the 2030 Term Loan was drawn and a portion of these proceeds were used to pay off the outstanding balance on the Revolving Credit Facility. The remaining $130.0 million of the 2030 Term Loan is available, subject to satisfaction of certain conditions, to be drawn for a period of 180 days after July 11, 2024.
The Revolving Credit Facility matures on February 10, 2026, with two extension options of six months each, exercisable by the Operating Partnership, subject to the satisfaction of certain conditions. The 2028 Term Loan matures on January 25, 2028, the 2029 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to February 24, 2029 and the 2030 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to January 11, 2030. The loans under each of the Revolving Credit Facility and the CF Term Loans initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the CF Term Loans). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch.
Each of the Revolving Credit Facility and the CF Term Loans is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions exceeds the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the CF Term Loans cannot be reborrowed. The Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $500.0 million.
The Operating Partnership is the borrower under the Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of June 30, 2024, we were in compliance with these covenants.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of June 30, 2024, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2024, we were in compliance with these covenants.
Cash Flows
Comparison of the six months ended June 30, 2024 and 2023
As of June 30, 2024, we had $23.6 million of cash and cash equivalents and approximately $0.9 million of restricted cash, as compared to $14.1 million of cash and cash equivalents and no restricted cash as of June 30, 2023.
Cash Flows for the six months ended June 30, 2024
During the six months ended June 30, 2024, net cash provided by operating activities was $147.9 million and our net income was $98.8 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $51.2 million, including i) depreciation and amortization of tangible, intangible and right-of-use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $61.2 million, ii) our provision for impairment of real estate of $6.6 million and iii) non-cash equity-based compensation expense of $5.6 million, reduced by i) our $1.6 million gain on dispositions of real estate, net, and ii) $20.2 million related to the recognition of straight-line rent receivables. An additional outflow was our decrease in accrued liabilities and other payables of $0.3 million, offset by the inflow caused by the decrease in our rent receivables, prepaid expenses and other assets of $1.8 million.
Net cash used in investing activities during the six months ended June 30, 2024 was $560.9 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures and construction in progress, and in loans receivable, which totaled $585.9 million in the aggregate for the quarter. These cash outflows were partially offset by $20.1 million of proceeds from sales of investments, net of disposition costs, and $4.9 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $388.5 million during the six months ended June 30, 2024 reflected net cash inflows of $244.7 million from the issuance of common stock and $255.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $97.4 million in dividends, repayment of $10.0 million of borrowings under the Revolving Credit Facility and the payment of $3.3 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2024.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of June 30, 2024:

	Payment due by period
(in thousands)	Total	July 1 - December 31, 2024	2025-2026	2027-2028	Thereafter
Unsecured term loans	$1,280,000	$—	$—	$830,000	$450,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	245,000	—	245,000	—	—
Tenant construction financing and reimbursement obligations (1)	203,901	203,901	—	—	—
Operating lease obligations (2)	23,100	677	2,321	1,856	18,246
Total	$2,152,001	$204,578	$247,321	$831,856	$868,246
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $21.3 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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

Our Real Estate Investment Portfolio
As of June 30, 2024, we had a portfolio of 2,009 properties, including 147 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $412.2 million. Our 395 tenants operate 568 different concepts in 16 industries across 49 states. None of our tenants represented more than 4.7% of our portfolio at June 30, 2024, and our top ten largest tenants represented 18.6% of our annualized base rent as of that date.
Diversification by Tenant
As of June 30, 2024, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of June 30, 2024 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	61	$19,246	4.7%
CNP Holdings, LLC	Chicken N Pickle	8	8,346	2.0%
Busy Bees US Holdings Limited	Various	32	7,170	1.7%
New Potato Creek Holdings, LLC	Tidal Wave Auto Spa	16	6,431	1.6%
Pops Mart Holdings, LLC and Pops Mart Fuels, LLC	Various	25	6,270	1.5%
Mdsfest, Inc.	Festival Foods	7	6,066	1.4%
Red Robin International, Inc.	Red Robin Gourmet Burgers & Brews	28	5,984	1.5%
Alimentation Couche Tard Inc.	Various	40	5,852	1.4%
The Track Holdings, LLC	Five Star	10	5,793	1.4%
Captain D's, LLC	Captain D's	76	5,660	1.4%
Top 10 Subtotal		303	76,818	18.6%
Other		1,701	335,334	81.4%
Total		2,004	$412,152	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes five vacant properties.
As of June 30, 2024, our five largest tenants, who contributed 11.5% of our annualized base rent, had a rent coverage ratio of 7.1x while our ten largest tenants, who contributed 18.6% of our annualized base rent, had a rent coverage ratio of 5.7x.
As of June 30, 2024, 96.4% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 568 concepts. (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of June 30, 2024 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)
EquipmentShare	Service	$19,246	4.7%	61
Crunch Fitness	Experience	10,635	2.6%	22
Chicken N Pickle	Experience	8,346	2.0%	8
Captain D's	Service	6,762	1.6%	87
Tidal Wave Auto Spa	Service	6,431	1.6%	16
Festival Foods	Retail	6,066	1.5%	7
Red Robin Gourmet Burgers & Brews	Service	5,984	1.5%	28
Five Star	Experience	5,793	1.4%	10
Cadence Academy	Service	5,139	1.2%	22
Primrose School	Service	4,970	1.2%	14
Top 10 Subtotal		79,372	19.3%	275
Other		332,780	80.7%	1,729
Total		$412,152	100.0%	2,004
_____________________________________
(1)Excludes five vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of June 30, 2024 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$63,430	15.4%	200	1,000,248	$64.06
Early Childhood Education	Service	49,701	12.1%	213	2,226,911	22.32
Medical / Dental	Service	43,207	10.5%	215	1,664,450	25.96
Quick Service	Service	42,146	10.2%	437	1,159,771	36.71
Automotive Service	Service	33,023	8.0%	246	1,678,172	19.68
Casual Dining	Service	28,765	7.0%	127	874,540	32.89
Equipment Rental and Sales	Service	24,133	5.9%	88	1,678,761	14.38
Convenience Stores	Service	23,636	5.7%	159	608,208	39.86
Other Services	Service	9,994	2.4%	50	651,588	15.34
Family Dining	Service	6,608	1.6%	34	235,835	28.02
Pet Care Services	Service	6,519	1.5%	39	305,034	22.37
Service Subtotal		331,162	80.3%	1,808	12,083,518	27.52
Entertainment	Experience	30,378	7.4%	54	1,781,247	17.05
Health and Fitness	Experience	18,623	4.5%	42	1,475,273	13.06
Movie Theatres	Experience	4,404	1.1%	6	293,206	15.02
Experience Subtotal		53,405	13.0%	102	3,549,726	15.26
Grocery	Retail	12,907	3.1%	34	1,582,830	8.15
Home Furnishings	Retail	1,530	0.4%	3	176,809	8.65
Retail Subtotal		14,437	3.5%	37	1,759,639	8.20
Other Industrial	Industrial	9,238	2.3%	34	1,417,973	6.51
Building Materials	Industrial	3,910	0.9%	23	1,257,017	3.11
Industrial Subtotal		13,148	3.2%	57	2,674,990	4.92
Total/Weighted Average		$412,152	100.0%	2,004	20,067,873	$20.64
_____________________________________
(1)Excludes five vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of June 30, 2024, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.7x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.8x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.2x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 7.4x.

Diversification by Geography
Our 2,009 properties are located in 49 states. The following table details the geographical locations of our properties as of June 30, 2024 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$53,076	12.9%	231	2,368,147
Georgia	31,146	7.6%	156	1,085,974
Florida	26,770	6.5%	97	941,395
Ohio	22,202	5.4%	135	1,186,266
Wisconsin	19,651	4.8%	77	1,089,956
North Carolina	16,631	4.0%	81	771,453
Missouri	13,921	3.4%	70	853,839
Oklahoma	13,734	3.3%	65	871,806
Arizona	13,494	3.3%	57	617,582
South Carolina	12,318	3.0%	66	522,857
Michigan	11,808	2.9%	62	1,087,927
Minnesota	10,951	2.7%	44	628,174
Illinois	10,328	2.5%	55	422,670
Alabama	10,232	2.5%	57	548,645
Arkansas	9,594	2.3%	64	516,437
New Jersey	9,451	2.3%	30	379,474
New York	9,444	2.3%	61	381,342
Virginia	9,404	2.3%	30	328,240
Tennessee	8,822	2.1%	52	352,861
Indiana	8,199	2.0%	52	443,054
Pennsylvania	8,009	1.9%	42	419,149
Colorado	7,613	1.8%	33	372,375
Mississippi	7,007	1.7%	55	326,720
Connecticut	6,857	1.7%	22	558,094
Massachusetts	6,153	1.5%	31	431,281
Iowa	5,545	1.3%	32	363,483
Kentucky	5,526	1.3%	46	284,172
Nevada	4,632	1.1%	14	104,860
California	4,453	1.1%	19	140,709
Louisiana	4,377	1.1%	22	146,387
New Mexico	4,218	1.0%	23	128,455
Kansas	4,192	1.0%	17	162,837
New Hampshire	3,467	0.8%	14	279,182
Washington	2,751	0.6%	13	104,377
South Dakota	2,699	0.6%	9	130,152
Maryland	2,404	0.6%	9	75,410
West Virginia	2,078	0.5%	25	88,880
Utah	1,724	0.4%	3	155,900
Oregon	1,451	0.4%	7	112,189
Maine	1,136	0.3%	4	71,000
Nebraska	1,112	0.3%	9	32,892
North Dakota	868	0.2%	5	72,400
Idaho	654	0.2%	2	41,146
Rhode Island	468	0.1%	2	22,865
Wyoming	459	0.1%	2	14,001
Delaware	408	0.1%	1	4,186
Vermont	283	0.1%	3	43,132
Alaska	253	0.1%	2	6,630
Montana	179	0.0%	1	3,400
Total	$412,152	100.0%	2,009	20,094,363

Lease Expirations
As of June 30, 2024, the weighted average remaining term of our leases was 14.1 years (based on annualized base rent), with only 4.1% of our annualized base rent attributable to leases expiring prior to January 1, 2029. The following table sets forth our lease expirations for leases in place as of June 30, 2024 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2024	$913	0.2%	12	2.1x
2025	2,806	0.7%	16	3.2x
2026	2,987	0.7%	18	3.4x
2027	5,901	1.4%	47	3.7x
2028	4,371	1.1%	16	2.9x
2029	9,988	2.4%	116	4.8x
2030	4,155	1.0%	45	4.3x
2031	12,680	3.1%	70	3.0x
2032	11,875	2.9%	44	4.1x
2033	8,293	2.0%	31	2.6x
2034	29,655	7.2%	210	6.9x
2035	15,322	3.7%	99	4.0x
2036	38,775	9.4%	161	4.7x
2037	24,174	5.9%	129	4.3x
2038	49,124	11.9%	194	3.6x
2039	25,083	6.1%	112	2.9x
2040	26,046	6.3%	118	2.6x
2041	21,749	5.3%	102	2.5x
2042	31,762	7.7%	150	3.1x
2043	49,118	11.9%	185	2.9x
Thereafter	37,375	9.1%	129	3.2x
Total/Weighted Average	$412,152	100.0%	2,004	3.7x
_____________________________________
(1)Expiration year of contracts in place as of June 30, 2024, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes five vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of June 30, 2024, the weighted average rent coverage ratio of our portfolio was 3.7x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of June 30, 2024 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	72.6%
1.50x to 1.99x	13.0%
1.00x to 1.49x	8.7%
< 1.00x	4.4%
Not reported	1.3%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of June 30, 2024 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.3%	—%	0.3%	1.7%
B-	—%	—%	0.8%	1.8%	4.1%
B	0.1%	0.8%	1.3%	2.0%	7.2%
B+	0.1%	1.8%	2.0%	2.0%	15.0%
BB-	—%	—%	0.5%	0.8%	4.3%
BB	—%	0.2%	2.5%	1.7%	7.1%
BB+	—%	0.3%	0.5%	1.3%	10.7%
BBB-	0.2%	0.8%	0.3%	1.0%	11.7%
BBB	0.1%	—%	—%	1.3%	3.4%
BBB+	—%	—%	0.1%	0.2%	3.2%
A-	—%	—%	—%	0.1%	0.7%
A	—%	—%	—%	0.4%	0.9%
A+	—%	—%	0.5%	—%	0.2%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended June 30, 2024 and 2023

	Three months ended June 30,
(dollar amounts in thousands)	2024	2023	Change	%
Revenues:
Rental revenue	$104,369	$81,819	$22,550	27.6%
Interest on loans and direct financing lease receivables	4,858	4,534	324	7.1%
Other revenue, net	41	163	(122)	(74.8)%
Total revenues	109,268	86,516	22,752

Expenses:
General and administrative	8,710	7,585	1,125	14.8%
Property expenses	1,155	1,144	11	1.0%
Depreciation and amortization	29,927	24,742	5,185	21.0%
Provision for impairment of real estate	2,812	802	2,010	250.6%
Change in provision for credit losses	1	8	(7)	(87.5)%
Total expenses	42,605	34,281	8,324
Other operating income:
Gain on dispositions of real estate, net	134	12,547	(12,413)	(98.9)%
Income from operations	66,797	64,782	2,015
Other (expense)/income:
Interest expense	(17,361)	(12,071)	(5,290)	43.8%
Interest income	847	448	399	89.1%
Other income	1,548	—	1,548	100.0%
Income before income tax expense	51,831	53,159	(1,328)
Income tax expense	155	159	(4)	(2.5)%
Net income	51,676	53,000	(1,324)
Net income attributable to non-controlling interests	(159)	(198)	39	(19.7)%
Net income attributable to stockholders	$51,517	$52,802	$(1,285)
Revenues:
Rental revenue. Rental revenue increased by $22.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio which grew by 262 rental properties, or 16%, since June 30, 2023. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2024 from acquisitions that were made during 2023 and early 2024.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the increase in our mortgage loans receivable portfolio during 2024, which led to a higher average daily balance of loans receivable outstanding during the three months ended June 30, 2024.
Other revenue, net. Other revenue decreased $0.1 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the receipt of loan prepayment fees during the three months ended June 30, 2023.

Expenses:
General and administrative. General and administrative expense increased by $1.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in salary expense and professional fees during the three months ended June 30, 2024.
Property expenses. Property expenses increased by approximately $11,000 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the three months ended June 30, 2024.
Depreciation and amortization. Depreciation and amortization expense increased by $5.2 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the three months ended June 30, 2024.
Provision for impairment of real estate. Impairment charges on real estate investments were $2.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, we recorded a provision for impairment of real estate on six and two of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio decreased by approximately $7,000 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $12.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. We disposed of six and 16 real estate properties during the three months ended June 30, 2024 and 2023, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $5.3 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Interest income. Interest income increased by $0.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in interest income was primarily due to an increase in our short term investments during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Other income. During the three months ended June 30, 2024, we recorded $1.5 million of other income related to the settlement of litigation with a former tenant. Substantially all of this amount relates to proceeds received to recoup legal fees and other related expenses previously incurred associated with enforcing our rights under the leases with the former tenant.
Income tax expense. Income tax expense decreased by approximately $4,000 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Comparison of the six months ended June 30, 2024 and 2023

	Six months ended June 30,
(dollar amounts in thousands)	2024	2023	Change	%
Revenues:
Rental revenue	$202,880	$159,991	$42,889	26.8%
Interest income on loans and direct financing lease receivables	9,598	8,981	617	6.9%
Other revenue, net	292	1,232	(940)	(76.3)%
Total revenues	212,770	170,204	42,566

Expenses:
General and administrative	18,068	16,169	1,899	11.7%
Property expenses	2,148	1,987	161	8.1%
Depreciation and amortization	58,453	48,567	9,886	20.4%
Provision for impairment of real estate	6,564	1,479	5,085	343.8%
Change in provision for credit losses	3	(22)	25	(113.6)%
Total expenses	85,236	68,180	17,056
Other operating income:
Gain on dispositions of real estate, net	1,645	17,461	(15,816)	(90.6)%
Income from operations	129,179	119,485	9,694
Other (expense)/income:
Interest expense	(32,958)	(24,204)	(8,754)	36.2%
Interest income	1,340	1,086	254	23.4%
Other income	1,548	—	1,548	100.0%
Income before income tax expense	99,109	96,367	2,742
Income tax expense	311	311	—	—%
Net income	98,798	96,056	2,742
Net income attributable to non-controlling interests	(307)	(358)	51	(14.2)%
Net income attributable to stockholders	$98,491	$95,698	$2,793
Revenues:
Rental revenue. Rental revenue increased by $42.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,593 rental properties, representing $4.1 billion in net investments in real estate, as of June 30, 2023 to 1,857 rental properties, representing $5.0 billion in net investments in real estate, as of June 30,
2024. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2024 from acquisitions that were made during 2023 and early 2024.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $0.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to an increase in investments in loans receivable during 2024, leading to a higher average daily balance of loans receivable outstanding during the six months ended June 30, 2024.
Other revenue, net. Other revenue decreased by $0.9 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the receipt of insurance claim proceeds during the six months ended June 30, 2023.

Expenses:
General and administrative expenses. General and administrative expenses increased $1.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily related to an increase in non-cash share-based compensation, salary expense, and professional fees incurred during the six months ended June 30, 2024.
Property expenses. Property expenses increased by $0.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the six months ended June 30, 2024.
Depreciation and amortization expense. Depreciation and amortization expense increased by $9.9 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the six months ended June 30, 2024.
Provision for impairment of real estate. Impairment charges on real estate investments were $6.6 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we recorded a provision for impairment of real estate on 10 and four of our real estate investments, respectively. We strategically seek to identify non-performing properties that we may re-lease or dispose of in an effort to improve our returns and manage risk exposure. An increase in vacancy associated with our disposition or re-leasing strategies may trigger impairment charges when the expected future cash flows from the properties from sale or re-lease are less than their net book value.
Change in provision for loan losses. The change in our provision for credit losses in our loan portfolio decreased by approximately $25,000 during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $15.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. We disposed of 10 and 32 real estate properties during the six months ended June 30, 2024 and 2023, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $8.8 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the six months ended June 30, 2024.
Interest income. Interest income increased by $0.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in interest income was primarily due to an increase in our short term investments during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Other income. During the six months ended June 30, 2024, we recorded $1.5 million of other income related to the settlement of litigation with a former tenant. Substantially all of this amount relates to proceeds received to recoup legal fees and other related expenses previously incurred associated with enforcing our rights under the leases with the former tenant.
Income tax expense. Income tax expense remained consistent for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$51,676	$53,000	$98,798	$96,056
Depreciation and amortization of real estate	29,887	24,717	58,372	48,515
Provision for impairment of real estate	2,812	802	6,564	1,479
Gain on dispositions of real estate, net	(134)	(12,547)	(1,645)	(17,461)
FFO attributable to stockholders and non-controlling interests	84,241	65,972	162,089	128,589
Non-core expense (income) (1)	—	172	—	(704)
Core FFO attributable to stockholders and non-controlling interests	84,241	66,144	162,089	127,885
Adjustments:
Straight-line rental revenue, net	(10,180)	(6,710)	(20,159)	(13,548)
Non-cash interest	934	615	1,884	1,434
Non-cash compensation expense	2,642	2,157	5,587	4,878
Other amortization expense	257	254	475	535
Other non-cash adjustments	568	2	561	(33)
Capitalized interest expense	(1,345)	(582)	(2,203)	(1,015)
AFFO attributable to stockholders and non-controlling interests	$77,117	$61,880	$148,234	$120,136
_____________________________________
(1)During the three and six months ended June 30, 2023, includes $0.2 million of severance expense and accelerated non-cash compensation expense; during the six months ended June 30, 2023, includes $0.9 million of insurance recovery income related to two properties.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$51,676	$53,000	$98,798	$96,056
Depreciation and amortization	29,927	24,742	58,453	48,567
Interest expense	17,361	12,071	32,958	24,204
Interest income	(847)	(448)	(1,340)	(1,086)
Income tax expense	155	159	311	311
EBITDA attributable to stockholders and non-controlling interests	98,272	89,524	189,180	168,052
Provision for impairment of real estate	2,812	802	6,564	1,479
Gain on dispositions of real estate, net	(134)	(12,547)	(1,645)	(17,461)
EBITDAre attributable to stockholders and non-controlling interests	$100,950	$77,779	$194,099	$152,070
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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended June 30, 2024:

(in thousands)	Three months ended June 30, 2024
Net income	$51,676
Depreciation and amortization	29,927
Interest expense	17,361
Interest income	(847)
Income tax expense	155
EBITDA attributable to stockholders and non-controlling interests	98,272
Provision for impairment of real estate	2,812
Gain on dispositions of real estate, net	(134)
EBITDAre attributable to stockholders and non-controlling interests	100,950
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	5,446
Adjustment to exclude other non-core or non-recurring activity (2)	(2,196)
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(19)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$104,181

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$416,724
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended June 30, 2024 had occurred on April 1, 2024.
(2)Adjustment is made to i) exclude non-core adjustments made in computing Core FFO, ii) exclude changes in our provision for credit losses and iii) eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	June 30, 2024	December 31, 2023
Unsecured term loans, net of deferred financing costs	$1,273,958	$1,272,772
Revolving credit facility	245,000	—
Senior unsecured notes, net	396,125	395,846
Total debt	1,915,083	1,668,618
Deferred financing costs and original issue discount, net	9,917	11,382
Gross debt	1,925,000	1,680,000
Cash and cash equivalents	(23,557)	(39,807)
Restricted cash available for future investment	(935)	(9,156)
Net debt	$1,900,508	$1,631,037
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$51,676	$53,000	$98,798	$96,056
General and administrative expense	8,710	7,585	18,068	16,169
Depreciation and amortization	29,927	24,742	58,453	48,567
Provision for impairment of real estate	2,812	802	6,564	1,479
Provision for loan losses	1	8	3	(22)
Gain on dispositions of real estate, net	(134)	(12,547)	(1,645)	(17,461)
Interest expense	17,361	12,071	32,958	24,204
Interest income	(847)	(448)	(1,340)	(1,086)
Other	(1,548)	—	(1,548)	—
Income tax expense	155	159	311	311
NOI attributable to stockholders and non-controlling interests	108,113	85,372	210,622	168,217
Straight-line rental revenue, net	(10,180)	(6,710)	(20,159)	(13,548)
Other amortization expense	825	254	1,036	534
Cash NOI attributable to stockholders and non-controlling interests	$98,758	$78,916	$191,499	$155,203
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.6%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.4%	4.3%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	245,000	—	6.2%	—%
Total principal outstanding		$1,925,000	$1,680,000	4.2%	3.6%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the the 2027 Term Loan, 2028 Term Loan and 2029 Term Loan are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At June 30, 2024, our aggregate asset in the event of the early termination of our swaps was $29.0 million.
Borrowings outstanding under the Revolving Credit Facility from time to time bear interest at a variable rate equal to 1-month SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100-basis point adverse change in interest rates, the estimated market risk exposure for our variable‑rate borrowings under the Revolving Credit Facility was $2.5 million as of June 30, 2024.
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
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of June 30, 2024:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$329,088
_____________________________________
(1)Excludes net deferred financing costs of $3.3 million and net discount of $0.5 million.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various lawsuits, claims and other legal proceedings. Management does not believe that the resolution of any of these matters either individually or in the aggregate will have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, from time to time, we are party to various lawsuits, claims and other legal proceedings for which third parties, such as our tenants, are contractually obligated to indemnify, defend and hold us harmless. In some of these matters, the indemnitors may have insurance for the potential damages. In other matters, we may be being defended by tenants who may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us. The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors' ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, financial condition, results of operations or liquidity. It is management's opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect. Despite management's view of the ultimate resolution of these legal proceedings, we may have significant legal expenses and costs associated with the defense of such matters. Further, management cannot predict the outcome of these legal proceedings and if management's expectation regarding such matters is not correct, such proceedings could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
Item 5. Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024.

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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	July 24, 2024	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2024	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)