Form 10-K
period 2024-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2025-02-12
CIK 1728951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $4.8 billion based on the last reported sale price of $27.71 per share on the New York Stock Exchange on June 28, 2024.
The number of shares of the registrant's Common Stock outstanding as of February 12, 2025 was 187,691,457.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for the registrant's 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

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
Item 1. Business.
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have assembled a diversified portfolio using a disciplined strategy that focuses on properties leased to tenants in businesses including, but not limited to,:
•Car washes,
•Medical and dental services,
•Early childhood education,

•Quick service restaurants,
•Entertainment,
•Automotive services,
•Casual dining restaurants,
•Convenience stores,
•Equipment rental and sales,
•Health and fitness, and
•Grocery.
We believe that, in general, properties leased to tenants in these industries and similar businesses are essential to the generation of the tenants' sales and profits. We also believe that these businesses have favorable growth potential and, because of their nature, they are more insulated from the competitive pressures presented by e-commerce than many other businesses.
We completed our initial public offering in June 2018 and we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2024, 93.2% of our total annualized base rent of $460.6 million was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2024 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2024, our portfolio consisted of 2,104 properties, inclusive of 150 properties which secure our investments in mortgage loans receivable. Our portfolio was built based on the following core investment attributes:
Diversified Portfolio.   Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single-tenant or more than 1% from any single property. As of December 31, 2024, our portfolio was 99.7% occupied by 413 tenants operating 592 different concepts (i.e., generally brands) in 16 industries across 49 states, with none of our tenants contributing more than 4.2% of our annualized base rent.
Long Lease Term.    Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio. As of December 31, 2024, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 5.8% of our annualized base rent attributable to leases expiring prior to January 1, 2030.
Significant Use of Sale-Leaseback Structure. Because the focus of our investment strategy is on middle-market and select smaller operators, our investment in their real estate operating assets is typically either the first time the real estate has transacted, or we are the capital provider for a portion of a merger/acquisition transaction with another operator involving the real estate. The structure of these transactions, which represent a significant majority of our investment activity, involves our acquisition of a property and the substantially concurrent leasing of the property back to the operator of the real estate (i.e., a sale-leaseback structure). Among the benefits of the sale-leaseback structure is the use of a standard lease form that we structured, with terms we believe are favorable to us, including the requirement for the lessee/operator to provide us with unit-level and, in some instances, corporate-level financial statements on a quarterly basis, in arrears. For the year ended December 31, 2024, 97.2% of our investments (weighted by annualized base rent) were through the sale-leaseback structure.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding "small-box" single-tenant properties. As of December 31, 2024, our average investment per property was $2.9 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date). Investing in smaller, more granular assets avoids concentrating a large amount of capital in a single asset and mitigates credit, lease and real estate risk. Among other things, this limits our exposure to events that may adversely affect a particular property. Additionally, smaller assets are often more liquid and can be sold more rapidly than larger assets, and they are often fungible, in that they are suitable for a variety of commercial uses. These qualities enhance our ability to sell certain properties, which we may choose to do to manage tenant, concept, industry or geographic concentrations, or other reasons, and reduce the risk that a particular property may become obsolete.
Significant Use of Master Leases.   As of December 31, 2024, 66.1% of our annualized base rent was attributable to master leases. A master lease is a single lease pursuant to which multiple properties are leased to a single operator/tenant on a unitary (i.e., “all or none”) basis. The master lease structure spreads our investment risk across multiple properties, and we believe it reduces our exposure to operating and renewal risk at any one property, and promotes efficient asset management. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2024, 71% of our investments (weighted by annualized base rent) were in a master lease structure.
Contractual Base Rent Escalation. As of December 31, 2024, 98.4% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year. Fixed rent escalation provisions provide contractually-specified incremental increases in the yield on our investments, provide a degree of protection from inflation or a rising interest rate environment, and provide our tenants with predictability and stability in managing their operating expenses.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2024, our portfolio's weighted average rent coverage ratio was 3.5x, and 98.9% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation. The benefits of receiving periodic unit-level and, in some instances, corporate-level financial reporting is that we can assess the ongoing operating effectiveness of a particular property and utilize that information to make informed decisions regarding credit risk. In addition, the financial reporting we receive from our tenants provides us with an expansive data set from which to underwrite new investments for properties in similar industries or operating platforms.
2024 Financial and Operating Highlights
•During 2024, we completed $1.2 billion of investments in 297 properties, including $138.5 million in newly originated mortgage loans receivable secured by 31 properties.
•As of December 31, 2024, our total gross investment in real estate, including our investments in mortgage loans receivable, was $6.0 billion and we had total debt of $2.1 billion.
•During 2024, our Board of Directors ("Board") declared quarterly distributions for the year ended December 31, 2024 that totaled $1.16 per share of common stock.
•In March 2024, we completed, on a forward basis, a primary underwritten public follow-on offering of 10,350,000 shares of our common stock, including 1,350,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $24.75 per share. All shares were physically settled as of December 31, 2024 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $245.0 million.
•During 2024, we sold 19,704,599 shares of our common stock under our ATM Program (as defined herein) at a weighted average price per share of $29.52 for gross proceeds of $581.7 million, including 13,119,110 shares sold on a forward basis that have not been physically settled for cash as of December 31, 2024.
• As of December 31, 2024, our liquidity totaled $1.0 billion, which includes $45.0 million of cash and cash equivalents and restricted cash available for future investment, $380.8 million available upon physical settlement of our outstanding forward equity contracts and $600.0 million of availability under our revolving credit facility.
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
Within this market, we focus our investment activities on properties leased to tenants engaged in a targeted set of service-oriented or experience-based businesses. We believe that operating properties in these industries are the essential venues through which these businesses transact with their customers, and therefore that such properties and businesses are generally more insulated from the competitive pressure of e-commerce than many other businesses where significant activity can take place online.
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
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
•Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants.   We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of December 31, 2024, our portfolio consisted of 2,104 properties, with total annualized base rent of $460.6 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our diversified portfolio is comprised of 413 tenants operating 592 different concepts across 49 states and in 16 distinct industries. No single tenant contributed more than 4.2% of our annualized base rent as of December 31, 2024, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5.0% of our annualized base rent from any single-tenant or more than 1.0% from any single property.
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
•Differentiated Investment Strategy.    We seek to acquire and lease freestanding, single-tenant commercial real estate properties where a tenant engages with or services its customers and conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into leases that provide us with stable cash flows and attractive risk-adjusted returns. Furthermore, the properties we invest in with middle-market companies typically are smaller assets, in terms of square footage. As a result, our average size investment of $2.9 million as of December 31, 2024 provides a level of diversity in our portfolio, in that we do not have oversized amounts of capital attributable to any individual property. Our differentiated strategy benefits from us maintaining a close relationship with our existing tenants, allowing us to source additional investments from these tenants and establishing a position as a preferred capital provider, helping our tenants grow their businesses and address their real estate needs.
•Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to invest in single assets or portfolios of assets through transactions which range in aggregate purchase price from $2 million to $100 million. Our focus on investing in properties operated by middle market and smaller operators provides us with what we believe is a large addressable market of investment opportunities, one in which our tenants are largely undeserved from a capital perspective. In addition, because we invest in smaller sized, more granular properties, our assets are more fungible in that the properties typically are more commercially desirable given their smaller footprint, and as such there are more potential tenants that could operate in the property were we to need to re-tenant for any reason. As of December 31, 2024:
•Our leases had a weighted average remaining lease term (based on annualized base rent) of 14.0 years, with only 5.8% of our annualized base rent attributable to leases expiring prior to January 1, 2030;
•Master leases contributed 66.1% of our annualized base rent;
•Our portfolio's weighted average rent coverage ratio was 3.5x, with leases contributing 70.4% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);
•Our portfolio was 99.7% occupied;
•Leases contributing 98.4% of our annualized base rent provide for increases in future annual base rent that generally range from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.7% of base rent; and
•Leases contributing 96.6% of annualized base rent were triple-net.
•Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into leases that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, actively evaluate credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2024, leases contributing 98.9% of our annualized base rent required tenants to provide us with specified unit-level financial information.

•Scalable Platform Allows for Significant Growth.    Building on our senior leadership team's experience in net lease real estate investing, we have developed leading origination, underwriting, financing, and property management capabilities. We believe our platform is scalable, and we consistently seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. During the years ended December 31, 2024, 2023 and 2022, we completed $1.2 billion, $1.0 billion and $937.4 million of investments, respectively.
•Growth-Oriented Balance Sheet Scalable Infrastructure.  We believe our financial position, liquidity and existing operating infrastructure support our external growth strategy. As of December 31, 2024, our total liquidity was $1.0 billion, including $45.0 million of cash and cash equivalents and restricted cash, $380.8 million available upon physical settlement of our outstanding forward equity contracts, and $600.0 million of availability under our revolving credit facility.
As of December 31, 2024, we had $2.1 billion of gross debt outstanding, with a weighted average maturity of 4.2 years, and net debt of $2.1 billion. For the year ended December 31, 2024, our net income was $203.6 million, our EBITDAre was $410.8 million and our Annualized Adjusted EBITDAre was $451.7 million. Our ratio of net debt to Annualized Adjusted EBITDAre was 4.6x as of December 31, 2024. Net debt, EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt, EBITDAre and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable financial measures calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'—Non-GAAP Financial Measures."
We also maintain an ATM Program and, as of December 31, 2024, we had the ability to sell additional common stock thereunder with an aggregate gross sales price of up to $671.1 million. We have $380.8 million of equity sold on a forward basis under our ATM program that was unsettled as of December 31, 2024.
•Experienced and Proven Management Team.  Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale.
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the year ended December 31, 2024, 97.2% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 81.4% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
Our Business and Growth Strategies
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable net lease properties. We intend to pursue our primary business objective through the following business and growth strategies.
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
In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2024, we sold 46 properties for net sales proceeds of $94.2 million, including five properties that were vacant. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
•Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the year ended December 31, 2024, 97.2% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 81.4% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
•Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2024, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 5.8% of our annualized base rent attributable to leases expiring prior to January 1, 2030, and 98.4% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.7% per year.
•Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2024, we had $2.1 billion of gross debt outstanding and $2.1 billion of net debt outstanding. Our net income for the year ended December 31, 2024 was $203.6 million, our EBITDAre was $410.8 million, our Annualized Adjusted EBITDAre was $451.7 million and our ratio of net debt to Annualized Adjusted EBITDAre was 4.6x. Over time, we believe an appropriate ceiling for net debt is generally less than six times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including, but not limited to, the investment grade-rated unsecured bond market and bank debt, through our revolving credit facility and our unsecured term loan facilities. Net debt, EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."
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

Employees
As of December 31, 2024, we had 48 full-time employees. Our staff is mostly comprised of professionals engaged in originating, underwriting and closing investments; portfolio asset management; portfolio servicing (e.g., collections, property tax compliance, etc.); capital markets activity; sustainability initiatives; and accounting, financial reporting and cash management. Women comprise 40% of our employee base and hold approximately 46% of our management positions, providing significant leadership at our company, and minorities comprise approximately 23% of our employee base and 14% of our management positions. Our commitment to diversity also extends to our Board, as three of its seven board members, or approximately 43%, are women. Additionally, we have a consistent and strong record of hiring veterans of the U.S. military, including our Chief Executive Officer and our Executive Vice President of Investments.
We seek to provide a dynamic work environment that promotes the retention and development of our employees, and is a differentiating factor in our ability to attract new talent. We strive to offer our employees attractive and equitable compensation, regular opportunities to participate in professional development activities, outlets for civic engagement and reasonable flexibility to allow a healthy work/life balance. All of our employees are eligible to participate in our Equity Incentive Plan through the annual performance review process. As of December 31, 2024, 100% of our employees were owners of our common stock.
Our compensation program is designed to attract and retain talent, and align our employees’ efforts with the interests of all of our stakeholders. Factors we evaluate in connection with hiring, developing, training, compensating and advancing individuals include, but are not limited to, qualification, performance, skill and experience. Our employees are fairly compensated based on merit, without regard to color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law.
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
Environmental, Social and Governance (ESG)
We believe that responsible and effective corporate governance, a positive corporate culture, good corporate citizenship, and the promotion of sustainability initiatives are critical to our ability to create long-term stockholder value. EPRT is committed to conducting its business in accordance with the highest ethical standards. We take our responsibilities to all of our stakeholders, including our stockholders, creditors, employees, tenants, and business relationships, very seriously. We are dedicated to being trusted stewards of our stockholder's capital and also providing our employees with a rewarding and dynamic work environment.
Our Board actively oversees ESG initiatives, with the Nominating and Corporate Governance Committee responsible for reviewing and guiding ESG-related policies, risk management and reporting. We integrate ESG considerations into our risk management framework, aligning with Task Force on Climate-related Financial Disclosures ("TCFD") recommendations to assess climate risks and implement mitigation strategies. Additionally, we maintain a robust Code of Business Conduct and Ethics, reinforcing our commitment to transparency, integrity, and corporate responsibility. To enhance accountability, we have integrated ESG performance metrics into executive compensation to align senior leadership incentives with our long-term sustainability goals.
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
•Reporting. Publish our 2024 Corporate Responsibility Report, aligned with the Sustainability Accounting Standards Board and The Financial Stability Board Task Force on Climate-related Financial Disclosure indices;
•Measurement. Establish the carbon footprint of our portfolio, specifically our Scope 3 emissions, as we have no Scope 1 emissions and no material Scope 2 emissions;
•Structure. Continue to enhance our cybersecurity risk management program including using third-party experts to facilitate our system penetration testing;
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
Insurance
Our tenants, pursuant to triple-net leases, are generally contractually required to maintain general liability and property insurance coverage for the properties they lease from us. Our leases generally require our tenants to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their general liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, other losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, other losses of a catastrophic nature, such as those caused by wind/hail, wildfires, hurricanes, terrorism or acts of war, may be uninsurable or not insurable on economically reasonable terms. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See "Item 1A. Risk Factors—Risks Related to Our Business and Properties—Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us."
In addition to being a named insured on our tenants' general liability and property insurance policies, we separately maintain commercial insurance policies providing general liability and umbrella coverages associated with our portfolio. We also maintain full property coverage on all untenanted properties and other property coverage as may be required by our lenders, which are not required to be carried by our tenants under our leases.
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
Available Information
Our headquarters are located at 902 Carnegie Center Blvd., Suite 520, Princeton, New Jersey, 08540, where we lease approximately 13,453 square feet of office space from an unaffiliated third party. Our telephone number is (609) 436-0619 and our website is www.essentialproperties.com. Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report or our other filings with the SEC.
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
Geographic, industry and tenant concentrations expose us to greater economic or regulatory risks than if we owned a more diverse portfolio. Our business includes substantial holdings in the following states as of December 31, 2024 (based on annualized base rent): Texas (12.6%), Georgia (7.3%), Florida (6.4%), Ohio (5.7%) and Wisconsin (5.0%). We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we own substantial assets (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, severe weather events, public health crises, increases in real estate and other taxes or costs of complying with governmental regulations.

As of December 31, 2024, our five largest tenants contributed 10.7% of our annualized base rent, and our ten largest tenants contributed 17.6% of our annualized base rent. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, and prospects.
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
The vast majority of our properties are leased to unrated tenants whose credit is evaluated through our internal underwriting and credit analysis. Substantially all of our tenants are required to provide financial information to us periodically or, in some instances, at our request that we use in evaluating their creditworthiness. We analyze the creditworthiness of our tenants using Moody’s Analytics RiskCalc, which provides an estimated default frequency (“EDF”) and a “shadow rating,” and a lease's property-level rent coverage ratio. Our methods may not adequately assess the risk of an investment. An EDF score and a shadow rating are not the same as, and may not be as indicative of creditworthiness as, a rating published by a nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are unaudited and are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our assessment of credit quality proves to be inaccurate, we may be subject to defaults, and our cash flows may be less stable. The ability of an unrated tenant to meet its obligations to us may be more speculative than that of a rated tenant.
We may be unable to renew expiring leases with existing tenants or re-lease spaces to new tenants on favorable terms or at all.
Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of December 31, 2024, our occupancy was 99.7% and leases representing approximately 5.8% of our annualized base rent as of such date will expire prior to 2030. Current tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.
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
Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. As of December 31, 2024, the largest industries in our portfolio were restaurants (including quick service, casual dining and family dining), car washes, early childhood education, medical and dental services, entertainment (including movie theaters), automotive service, equipment rental and sales, and convenience stores. As of December 31, 2024, tenants operating in those industries represented approximately 84.3% of our annualized base rent. EquipmentShare, Crunch Fitness, Chicken N Pickle, YesWay, Captain D's, Super Star Car Wash, Pops Mart, Tidal Wave Auto Spa, Festival Foods, and Red Robin Gourmet Burgers & Brews represent the largest concepts in our portfolio. These types of businesses depend on the willingness of consumers to physically patronize their businesses and use discretionary income to purchase their products or services. To the extent that consumer behavior changes in a manner that reduces patronage of service-based and/or experience-based businesses, for example due to public health concerns, many of our tenants would be adversely affected and their ability to meet their obligations to us could be impaired. Additional adverse economic conditions and other developments that discourage consumer spending, such as high unemployment levels, wage stagnation, interest rates, inflation, tax rates and fuel and energy costs, may have an adverse impact on the results of operations and financial conditions of our tenants and their ability to pay rent to us.
Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.
The vast majority of our leases provide for periodic contractual rent escalations. As of December 31, 2024, leases contributing 98.4% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.7% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 1.9% of our rent escalators relate to an increase in the CPI over a specified period. During periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based on higher fixed percentages or amounts. Conversely, during periods of relatively high inflation, fixed rate rent increases may be lower than the rate of inflation, resulting in a deterioration of the real return on our assets. Recently, numerous measures of inflation have been relatively high, and our fixed rent escalators have not resulted in increases that equal or exceed the rate of inflation. Similarly, to the extent our tenants are unable to increase the prices they charge to their customers in response to any rent increases, their ability to meet their rental payment and other obligations to us could be reduced.
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
As of December 31, 2024, tenants contributing 16.4% of our annualized base rent operated under franchise or license agreements. Often, our tenants’ franchise or license agreements have terms that end prior to the expiration dates of the properties they lease from us. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.
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
Risks Related to Environmental Matters, Related Compliance and Climate Change
The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
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
Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, wildfires, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. If there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. In addition, even if some or all of certain losses are covered by insurance, drawing on such insurance may cause our premiums and other insurance costs to increase or result in certain types of policies becoming unavailable in the future.
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
Our business is subject to risks associated with climate change and our sustainability strategies.
Our business is subject to risks associated with the effects of climate change, and a resulting shift to a lower carbon economy, and may be subject to further risks in the future. Climate change could adversely affect our business through both chronic and acute perils including, but not limited to, extreme weather, fires, wind, changes in precipitation and temperature, and rising sea levels, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions, and may adversely impact consumer behaviors, preferences and spending at our properties, which may impact our tenants’ ability to fulfill their obligations under our leases, or our ability to re-lease the properties in the future. In addition, should the impact of climate change be severe or occur for lengthy periods of time, connectivity, labor and supply chain issues could impact business continuity for ourselves and our tenants. Chronic climate change may lead to increased costs for us and our tenants to reduce carbon footprints, including with respect to heating, cooling or electricity costs, retrofitting properties to be more energy efficient or comply with new rules or regulations, or other unforeseen costs. These risks could adversely affect our reputation, financial condition or results of operations.
We seek to promote effective energy efficiency and other sustainability strategies and compliance with federal, state and other applicable laws and regulations related to climate change, both internally and with our tenants. Our sustainability strategies and efforts to comply with changes in federal, state and other applicable laws and regulations on climate change could result in significant capital expenditures to improve our existing properties or properties we may acquire. Any changes to such laws and regulations could also result in increased operating costs or capital expenditures at our properties. If we are unable to comply with laws and regulations on climate change or implement effective sustainability strategies, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors.
In addition, tenants at our net-leased properties are generally responsible for maintenance and other day-to-day management of the properties. Though many of our leases obligate our tenants to provide us with certain information relating to environmental matters, this lack of control over our net-leased properties makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with certain regulatory disclosure requirements to which we are subject or comply effectively with established Environmental, Social and Governance ("ESG") frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, Task Force for Climate-Related Financial Disclosures (“TCFD”) and the Sustainability Accounting Standards Board. If we are unable to successfully collect the data necessary to comply with these disclosure requirements, we may be subject to increased regulatory risk and if such data is incomplete or unfavorable, our relationship with our investors, our stock price, and our access to capital may be negatively impacted.
Risks Related to Our Indebtedness
As of December 31, 2024, we had $2.1 billion of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.
As of December 31, 2024, we had $2.1 billion of indebtedness outstanding. This indebtedness consisted of $1.7 billion of combined borrowings under our term loans and $400.0 million outstanding principal amount of senior unsecured notes. We had no indebtedness outstanding under our Revolving Credit Facility as of December 31, 2024, but we may borrow from this facility in the future. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs, including funding our investment program, or to make the distributions to our common stockholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to make our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to consummate investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of the debt being refinanced; because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense; we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of our hedge agreements, we will be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross-default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us.
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
We use hedging strategies, in a manner consistent with the REIT qualification requirements, in an effort to reduce our exposure to changes in interest rates. As of December 31, 2024, we were party to 39 interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.7 billion that are designated as cash flow hedges and designed to effectively fix the Secured Overnight Financing Rate (“SOFR”) component of the interest rate on the debt outstanding under our term loans. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions and may materially and adversely affect our business by increasing our cost of capital and reducing the net returns we earn on our portfolio.
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
As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, we can provide such non-customary services to our tenants and receive our share in the revenue from such services if we do so through a taxable REIT subsidiary (“TRS”), though income earned by such TRS will be subject to U.S. federal and state corporate income tax.
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
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor (such as OP Units), or the perception that such sales might occur, could adversely affect the market price of our common stock. OP Units (“OP Units”) are limited partnership interests in the Operating Partnership. Generally, beginning on and after the date that is 12 months after the issuance of OP Units, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock. Additionally, such sales would dilute the voting power and ownership interest of existing common stockholders. Our charter provides that we may issue up to 500,000,000 shares of common stock, and a majority of our entire Board has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2024, we had 187,537,592 shares of common stock outstanding and 553,847 OP Units outstanding (excluding OP Units held directly or indirectly by us). Any exchange of OP Units for common stock may result in stockholder dilution. In the future we may acquire properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions. As of December 31, 2024, 3,915,711 shares remain available for issuance under our 2023 Incentive Plan.

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
An epidemic or pandemic (such as the outbreak and worldwide spread of a novel strain of coronavirus, and its variants ("COVID-19")), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt our tenants' ability to operate their businesses and/or pay rent to us or prevent us from operating its business in the ordinary course for an extended period.
An epidemic or pandemic could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities due to, among other factors:

•     A complete or partial closure of, or other operational issues with, our properties as a result of government or tenant action;
•     The declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect our tenants and consumers;
•     The reduction of economic activity may severely impact our tenants' business operations, financial condition, liquidity and access to capital resources and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;
•    The inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and investment opportunities, refinance existing debt, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;
•     A general decline in business activity and demand for real estate transactions would adversely affect our ability to successfully execute our investment strategy and grow our business;
•     A significant reduction in our cash flows could impact our ability to continue paying cash dividends to our stockholders at expected levels or at all;
•     The financial impact could negatively affect our future compliance with financial and other covenants under agreements relating to our indebtedness, and the failure to comply with such covenants could result in a default that accelerates the payment of such debt; and
•     The potential negative impact on the health of our officers, other employees and members of our Board, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to our headquarters, could result in a deterioration in our ability to ensure business continuity during a disruption.
A prolonged continuation of or repeated temporary business closures, reduced capacity at businesses or other social-distancing practices, and quarantine orders may adversely impact our tenants' ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue we receive under our leases. Additionally, an increase in the number of vacant properties would increase our real estate expenses, including expenses associated with ongoing maintenance and repairs, utilities, real estate taxes and assessments, and property and liability insurance.
The rapid development and fluidity of an epidemic or pandemic precludes any prediction as to the ultimate adverse impact on us. Nevertheless, an epidemic or pandemic would present a material uncertainty and risk with respect to our performance, business or financial condition, results of operations and cash flows. While our leases generally do not allow tenants to withhold rent if the tenants are not operating at the property leased from us, some tenants may pay rent under protest, not pay rent at all, request rent deferrals, and assert legal or equitable claims in the courts that such tenants are not obligated to pay rent while closed or while operating at reduced capacity, because of an epidemic or pandemic.
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

We depend on key personnel.
We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the net lease industry or retain employees to the same extent as in the past.
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
Governance
Board Oversight
Our Board, in coordination with its Nominating and Corporate Governance Committee, oversees our management of cybersecurity risk. They receive periodic reports from management and our external cybersecurity consultant about the identification, prevention, detection, mitigation and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Nominating and Corporate Governance Committee oversees risks arising from our cybersecurity program. The Nominating and Corporate Governance Committee receives periodic updates from management and our external cybersecurity consultant on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.
Management’s Role
Our Chief Financial Officer has primary responsibility for assessing and managing material risks from cybersecurity threats. The Chief Financial Officer meets periodically with our external cybersecurity consultant to review security performance metrics and identify security risks. The Chief Financial Officer and our external cybersecurity consultant also consider and make recommendations on security policies and procedures, security service requirements and risk mitigation strategies to the Nominating and Corporate Governance Committee.
Item 2. Properties.
Our Real Estate Investment Portfolio
As of December 31, 2024, we had a portfolio of 2,104 properties, inclusive of 150 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $460.6 million. Our 413 tenants operate 592 different concepts in 16 industries across 49 states. None of our tenants represented more than 4.2% of our portfolio at December 31, 2024 and our top ten largest tenants represented 17.6% of our annualized base rent as of that date.

Diversification by Tenant
As of December 31, 2024, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts they operate as of December 31, 2024 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	59	$19,210	4.2%
CNP Holdings, LLC	Chicken N Pickle	8	8,492	1.9%
BW Ultimate Parent, LLC	YesWay	13	7,472	1.6%
Busy Bees US Holdings Limited	Various	32	7,215	1.6%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	12	6,740	1.5%
Denali Midco 2, LLC	Super Star Car Wash	20	6,627	1.4%
Pops Mart Holdings, LLC and Pops Mart Fuels, LLC	Various	26	6,601	1.4%
New Potato Creek Holdings, LLC	Tidal Wave Auto Spa	16	6,546	1.4%
Mdsfest, Inc.	Festival Foods	7	6,104	1.3%
Alimentation Couche Tard Inc.	Circle K	40	6,000	1.3%
Top 10 Subtotal		233	81,007	17.6%
Other		1,864	379,564	82.4%
Total		2,097	$460,571	100.0%
 __________________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes seven vacant properties.
As of December 31, 2024, our five largest tenants, who contributed 10.7% of our annualized base rent, had a rent coverage ratio of 6.4x while our ten largest tenants, who contributed 17.6% of our annualized base rent, had a rent coverage ratio of 5.2x.
As of December 31, 2024, 96.6% of our leases (based on annualized base rent) were triple-net, where the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 592 concepts (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of December 31, 2024 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$19,210	4.2%	59	1,132,619
Crunch Fitness	Experience	13,645	3.0%	26	1,013,523
Chicken N Pickle	Experience	8,492	1.9%	8	279,483
YesWay	Service	7,472	1.6%	13	75,429
Captain D's	Service	6,762	1.5%	87	225,956
Super Star Car Wash	Service	6,627	1.4%	20	98,234
Pops Mart	Service	6,601	1.4%	26	130,893
Tidal Wave Auto Spa	Service	6,546	1.4%	16	58,154
Festival Foods	Retail	6,104	1.3%	7	520,475
Red Robin Gourmet Burgers & Brews	Service	5,984	1.3%	28	188,041
Top 10 Subtotal		87,443	19.0%	290	3,722,807
Other		373,128	81.0%	1,807	18,637,908
Total		$460,571	100.0%	2,097	22,360,715
 ______________________________________
(1)Excludes seven vacant properties.

Diversification by Industry
Our tenants' business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2024 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$65,352	14.2%	195	993,402	$64.32
Medical / Dental	Service	54,162	11.8%	233	1,955,274	26.35
Early Childhood Education	Service	54,093	11.7%	230	2,459,190	21.50
Quick Service	Service	42,115	9.1%	428	1,135,522	37.07
Automotive Service	Service	36,035	7.8%	265	1,956,478	18.16
Casual Dining	Service	34,695	7.5%	145	1,006,976	31.93
Convenience Stores	Service	29,867	6.5%	169	699,890	38.38
Equipment Rental and Sales	Service	24,723	5.4%	86	1,675,003	14.76
Other Services	Service	12,360	2.7%	59	763,088	16.29
Pet Care Services	Service	6,953	1.5%	39	335,760	20.15
Family Dining	Service	6,666	1.5%	29	221,953	30.03
Service Subtotal		367,021	79.7%	1,878	13,202,536	26.92
Entertainment	Experience	36,122	7.8%	62	2,247,463	15.21
Health and Fitness	Experience	21,670	4.7%	46	1,788,976	10.78
Movie Theatres	Experience	4,404	1.0%	6	293,206	15.02
Experience Subtotal		62,196	13.5%	114	4,329,645	13.38
Grocery	Retail	13,677	3.0%	40	1,604,320	8.53
Home Furnishings	Retail	1,530	0.3%	3	176,809	8.65
Retail Subtotal		15,207	3.3%	43	1,781,129	8.54
Other Industrial	Industrial	12,181	2.6%	39	1,790,388	6.49
Building Materials	Industrial	3,966	0.9%	23	1,257,017	3.16
Industrial Subtotal		16,147	3.5%	62	3,047,405	5.11
Total/Weighted Average		$460,571	100.0%	2,097	22,360,715	$19.88
 ____________________________________________________
(1)Excludes seven vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of December 31, 2024, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.5x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.7x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.1x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 8.8x.
Diversification by Geography
Our 2,104 properties locations are located in 49 states. The following table details the geographical locations of our properties as of December 31, 2024 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$58,094	12.6%	232	2,688,743
Georgia	33,687	7.3%	159	1,170,288
Florida	29,609	6.4%	102	1,009,063
Ohio	26,224	5.7%	141	1,558,468
Wisconsin	23,063	5.0%	89	1,203,062
North Carolina	18,040	3.9%	86	823,149
Arizona	15,975	3.5%	65	687,393
Oklahoma	15,603	3.4%	70	961,748
Missouri	15,174	3.3%	72	900,451
Illinois	13,925	3.0%	63	603,709
South Carolina	12,663	2.7%	66	542,546
Indiana	12,092	2.6%	64	652,790
Michigan	12,062	2.6%	62	1,135,416
Minnesota	11,099	2.4%	44	628,174
New Jersey	10,728	2.3%	31	429,474
Alabama	10,383	2.3%	57	548,645
New York	9,528	2.1%	61	390,778
Virginia	9,496	2.1%	30	367,074
Arkansas	9,474	2.1%	62	509,900
Tennessee	8,989	2.0%	52	361,919
Pennsylvania	8,039	1.7%	42	419,149
Mississippi	7,975	1.7%	59	371,968
New Mexico	7,653	1.7%	29	194,880
Colorado	7,465	1.6%	30	353,655
Connecticut	7,174	1.6%	23	579,458
Kentucky	6,410	1.4%	48	310,474
Massachusetts	6,255	1.4%	32	439,465
California	5,679	1.2%	19	149,755
Louisiana	5,651	1.2%	29	172,990
Iowa	5,650	1.2%	32	363,483
Nevada	5,155	1.1%	15	114,488
Kansas	4,683	1.0%	18	201,900
Utah	4,426	1.0%	5	321,256
New Hampshire	3,638	0.8%	14	279,182
South Dakota	2,727	0.6%	9	130,153
Maryland	2,411	0.5%	9	75,410
Oregon	2,320	0.5%	8	131,957
Washington	2,267	0.5%	12	94,427
West Virginia	2,045	0.4%	24	84,684
Nebraska	1,750	0.4%	11	138,797
Maine	1,147	0.2%	4	71,000
Vermont	1,006	0.2%	9	64,622
North Dakota	876	0.2%	5	72,400
Idaho	659	0.1%	2	41,146
Rhode Island	473	0.1%	2	22,865
Delaware	408	0.1%	1	4,186
Wyoming	289	0.1%	2	14,001
Alaska	253	0.1%	2	6,630
Montana	179	0.1%	1	3,400
Total	$460,571	100.0%	2,104	22,400,571

Lease Expirations
As of December 31, 2024, the weighted average remaining term of our leases was 14.0 years (based on annualized base rent), with only 5.8% of our annualized base rent attributable to leases expiring prior to January 1, 2030. The following table sets forth our lease expirations for leases in place as of December 31, 2024 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2025	$2,535	0.6%	17	3.0	x
2026	3,476	0.8%	24	3.2	x
2027	5,741	1.2%	43	3.5	x
2028	4,378	1.0%	16	2.6	x
2029	10,479	2.3%	119	4.9	x
2030	4,129	0.9%	45	3.8	x
2031	12,401	2.7%	66	3.0	x
2032	12,835	2.8%	43	4.1	x
2033	7,984	1.7%	30	2.7	x
2034	30,100	6.5%	201	6.4	x
2035	16,260	3.5%	104	4.1	x
2036	40,300	8.8%	159	4.1	x
2037	24,005	5.2%	126	4.1	x
2038	53,264	11.6%	206	3.6	x
2039	39,941	8.7%	159	3.6	x
2040	22,551	4.9%	104	2.3	x
2041	19,399	4.2%	92	2.9	x
2042	33,408	7.3%	149	2.7	x
2043	48,689	10.6%	178	2.5	x
2044	54,227	11.7%	178	3.3	x
Thereafter	14,469	3.0%	38	2.9	x
Total/Weighted Average	$460,571	100.0%	2,097	3.5	x
 _______________________________________________________________
(1)Expiration year of contracts in place as of December 31, 2024, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes seven vacant properties.
(3)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of December 31, 2024, the weighted average rent coverage ratio of our portfolio was 3.5x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of December 31, 2024 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	70.4%
1.50x to 1.99x	15.1%
1.00x to 1.49x	10.3%
< 1.00x	3.1%
Not reported	1.1%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of December 31, 2024 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.6%	0.9%	0.4%	2.0%
B-	—%	0.4%	0.1%	1.1%	5.4%
B	0.1%	0.2%	1.4%	2.3%	8.3%
B+	—%	0.5%	2.1%	2.5%	12.4%
BB-	—%	0.4%	1.6%	2.3%	9.8%
BB	—%	0.5%	2.3%	2.3%	9.4%
BB+	0.2%	0.1%	0.1%	1.7%	6.3%
BBB-	0.2%	0.2%	1.4%	0.6%	6.7%
BBB	—%	—%	0.5%	1.5%	2.2%
BBB+	—%	0.1%	—%	0.1%	2.7%
A-	—%	—%	—%	—%	1.9%
A	—%	—%	—%	—%	0.6%
A+	—%	—%	—%	—%	0.5%
AA-	—%	—%	—%	—%	—%
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NYSE under the symbol "EPRT". As of February 7, 2025, there were 207 holders of record of the 187,691,457 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Distributions
We have made and intend to continue to make quarterly cash distributions to our common stockholders. In particular, in order to maintain our qualification for taxation as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. However, any future distributions will be at the sole discretion of our Board, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, Core FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our Board deems relevant. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our Revolving Credit Facility or other loans, selling certain of our assets, or using a portion of the net proceeds we receive from offerings of equity, equity-related or debt securities or declaring taxable share dividends. Agreements relating to our indebtedness, including our revolving and term loan credit facilities, limit and, under certain circumstances, could eliminate our ability to make distributions.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt."
We have determined that, for federal income tax purposes, approximately 92.7% of the distributions paid for the 2024 tax year represented taxable income and 7.3% represented a return of capital.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, the Company did not repurchase any of its equity securities.
Stock Performance Graph
The following performance graph and related table compare, for the five year period ended December 31, 2024, the cumulative total stockholder return on our common stock with that of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the FTSE NAREIT All Equity REITs index ("FNER"). The graph and related table assume $100.00 was invested on January 1, 2020 and assumes the reinvestment of all dividends. The historical stock price performance reflected in the graph and related table is not necessarily indicative of future stock price performance.

Ticker / Index	1/1/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
EPRT	100.00	89.62	125.86	107.97	123.23	153.71
S&P 500	100.00	116.28	147.98	118.93	147.78	182.26
FNER	100.00	93.09	127.76	92.94	99.37	100.40
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
Equity Compensation Plan Information
The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of December 31, 2024, 93.2% of our $460.6 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2024 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of December 31, 2024, we had a portfolio of 2,104 properties (inclusive of 150 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $460.6 million and was 99.7% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of December 31, 2024, our portfolio was 99.7% occupied by 413 tenants operating 592 different brands, or concepts, in 16 industries across 49 states, with none of our tenants contributing more than 4.2% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single-tenant or more than 1% from any single property.
Long Lease Term. As of December 31, 2024, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with 5.8% of our annualized base rent attributable to leases expiring prior to January 1, 2030. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the year ended December 31, 2024, approximately 97.2% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of December 31, 2024, 66.1% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of December 31, 2024, 98.4% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of December 31, 2024, our average investment per property was $2.9 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2024, our portfolio’s weighted average rent coverage ratio was 3.5x, and 98.9% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended March 31, 2023 through the quarter ended December 31, 2024 (dollars in thousands):

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment activity	$248,770	$333,910	$307,615	$333,435
Number of transactions	36	35	37	37
Property count	79	83	57	78
Avg. investment per unit	$2,767	$3,393	$4,102	$3,281
Cash cap rate [1]	8.1%	8.0%	8.1%	8.0%
GAAP cap rate [2]	9.3%	9.1%	9.1%	9.2%
Master lease percentage [3,4]	82%	76%	57%	69%
Sale-leaseback percentage [3,5]	100%	100%	89%	100%
Existing relationship percentage	87%	82%	79%	79%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	2.7x	3.0x	4.7x	3.4x
Lease term (years)	17.2	17.8	17.2	17.7

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment activity	$207,147	$277,361	$213,327	$314,865
Number of transactions	24	29	30	43
Property count	57	78	65	93
Avg. investment per unit	$3,401	$3,350	$2,812	$3,008
Cash cap rate [1]	7.6%	7.4%	7.6%	7.9%
GAAP cap rate [2]	9.0%	8.7%	8.7%	9.1%
Master lease percentage [3,4]	86%	57%	60%	72%
Sale-leaseback percentage [3,5]	100%	99%	100%	97%
Existing relationship percentage	94%	66%	86%	96%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.3x	3.9x	3.3x	3.3x
Lease term (years)	19.0	19.3	17.6	17.6
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
The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended March 31, 2023 through the quarter ended December 31, 2024 (dollars in thousands):

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Disposition volume[1]	$11,949	$4,783	$16,973	$60,449
Cash cap rate on leased assets [2]	6.5%	7.3%	6.8%	7.0%
Leased properties sold [3]	6	4	7	24
Vacant properties sold [3]	1	2	2	—

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Disposition volume[1]	$37,161	$41,736	$28,496	$30,602
Cash cap rate on leased assets [2]	6.1%	6.2%	6.5%	6.6%
Leased properties sold [3]	17	14	9	9
Vacant properties sold [3]	—	2	1	—
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of December 31, 2024, the net investment value of our income property portfolio totaled $5.6 billion, consisting of investments in 2,104 properties (inclusive of 150 properties which secure our investments in mortgage loans receivable), with annualized base rent of $460.6 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends as declared by our Board. The occupancy level of our portfolio is high (99.7% as of December 31, 2024) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance, costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of December 31, 2024, seven of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single-tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds from our sales in new single-tenant properties. Our short-term liquidity requirements also include the funding needs associated with 104 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of December 31, 2024, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $627.3 million, and, as of such date, we have funded $472.5 million of this commitment. We expect to fund the remaining commitment totaling approximately $154.8 million by December 31, 2025.
Additionally, as of February 7, 2025, we were under contract to acquire 13 properties with an aggregate purchase price of $41.9 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single-tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our October 2024 ATM Program, under which we may issue common stock with an aggregate gross sales price of up to $671.1 million as of February 7, 2025.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the year ended December 31, 2024, our Board declared total cash distributions of $1.16 per share of common stock/OP Unit totaling $208.1 million and $55.6 million is payable as of December 31, 2024. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of December 31, 2024, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 4.2 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at December 31, 2024, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the next 12 months, including investing in the real estate for which we currently have commitments, and the longer term period thereafter.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At December 31, 2024, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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

Description of Certain Debt
The following table summarizes our outstanding indebtedness as of December 31, 2024 and 2023:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.5%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.7%	4.6%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.4%	4.3%
2030 Term Loan	January 2030 (2)	450,000	—	4.9%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$2,130,000	$1,680,000	4.1%	3.6%
_______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended on February 6, 2025 (the "Credit Agreement") and provides for revolving loans of up to $1.0 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn prior to December 31, 2024.
The Revolving Credit Facility has a fully-extended maturity date of February 6, 2030, after giving effect to two extension options of six months each, exercisable by the Operating Partnership, subject to the satisfaction of certain conditions. The 2028 Term Loan matures on January 25, 2028, the 2029 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to February 24, 2029 and the 2030 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to January 11, 2030. The loans under each of the Revolving Credit Facility and the CF Term Loans initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the CF Term Loans). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch.
Each of the Revolving Credit Facility and the CF Term Loans is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions exceeds the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the CF Term Loans cannot be reborrowed. The Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $1.0 billion.
The Operating Partnership is the borrower under the Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Credit Agreement. Under the terms of the Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios. As of December 31, 2024, we were in compliance with these covenants.

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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of December 31, 2024, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2024, we were in compliance with these covenants.

Cash Flows
Comparison of the years ended December 31, 2024 and 2023
As of December 31, 2024, we had $40.7 million of cash and cash equivalents and $4.3 million of restricted cash, as compared to $39.8 million of cash and cash equivalents and $9.2 million of restricted cash as of December 31, 2023.
Cash Flows for the year ended December 31, 2024
During the year ended December 31, 2024, net cash provided by operating activities was $308.5 million and our net income was $203.6 million. Our cash flows from operating activities are primarily dependent upon the occupancy of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest, and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $111.0 million, including i) depreciation and amortization of tangible, intangible and right-of-use real estate assets, and amortization of deferred financing costs and other non-cash interest expense of $129.3 million, ii) our provision for impairment of real estate of $14.8 million, iii) the change in our provision for credit losses of $0.2 million, iv) non-cash equity-based compensation expense of $10.8 million and v) adjustment to rental revenue for tenant credit of $0.6 million, reduced by i) our $6.0 million gain on dispositions of real estate, net and ii) $38.9 million related to the recognition of straight-line rent receivables. An additional inflow was our increase in accrued liabilities and other payables of $1.1 million, offset by the outflow caused by the increase in our rent receivables, prepaid expenses and other assets of $7.3 million.
Net cash used in investing activities during the year ended December 31, 2024 was $1.1 billion. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures, construction in progress and lease incentives, and in mortgage loans receivable, which totaled $1.2 billion in the aggregate for the year ended December 31, 2024. These cash outflows were partially offset by $96.9 million of proceeds from sales of investments, net of disposition costs, and $10.0 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $810.7 million during the year ended December 31, 2024 reflected net cash inflows of $570.2 million from the issuance of common stock, $174.6 million of borrowings under the 2030 Term Loan and $490.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $199.7 million in dividends, $1.0 million of offering costs paid related to our follow-on offerings and our ATM Program, repayment of $220.0 million of borrowings under the Revolving Credit Facility, the payment of deferred financing costs of $0.1 million, and the payment of $3.3 million in taxes related to the net settlement of equity awards.
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
Net cash provided by financing activities of $580.0 million during the year ended December 31, 2023 reflected net cash inflows of $507.3 million from the issuance of common stock, $248.0 million from new borrowings under the 2029 Term Loan and $70.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $168.2 million in dividends, $0.9 million of offering costs paid related to our follow-on offerings and the ATM program, repayment of $70.0 million of borrowings under the Revolving Credit Facility, the payment of deferred financing costs of $2.4 million, and the payment of $3.7 million in taxes related to the net settlement of equity awards.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2024.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of December 31, 2024:

	Payment due by period
(in thousands)	Total	2025	2026-2027	2028-2029	Thereafter
Unsecured Term Loans	$1,730,000	$—	$430,000	$850,000	$450,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—	—	—
Tenant Construction Financing and Reimbursement Obligations (1)	154,809	154,809	—	—	—
Operating Lease Obligations (2)	22,434	1,420	1,821	1,736	17,457
Total	$2,307,243	$156,229	$431,821	$851,736	$867,457
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $21.0 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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
Results of Operations
The following discusses our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. A discussion of our results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022, has been omitted from this Annual Report but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2023 and 2022" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Comparison of the years ended December 31, 2024 and 2023

	Year ended December 31,
(dollar amounts in thousands)	2024	2023	Change	%
Revenues:
Rental revenue	$425,749	$339,897	$85,852	25.3%
Interest income on loans and direct financing lease receivables	23,409	18,128	5,281	29.1%
Other revenue, net	452	1,570	(1,118)	(71.2)%
Total revenues	449,610	359,595	90,015
Expenses:
General and administrative	35,161	30,678	4,483	14.6%
Property expenses	4,997	4,663	334	7.2%
Depreciation and amortization	122,161	102,219	19,942	19.5%
Provision for impairment of real estate	14,845	3,548	11,297	318.4%
Change in provision for credit losses	230	(99)	329	332.3%
Total expenses	177,394	141,009	36,385
Other operating income:
Gain on dispositions of real estate, net	5,977	24,167	(18,190)	(75.3)%
Income from operations	278,193	242,753	35,440
Other (expense)/income:
Loss on debt extinguishment	—	(116)	116	100.0%
Interest expense	(78,544)	(52,597)	(25,947)	49.3%
Interest income	3,069	2,011	1,058	52.6%
Other income	1,548	—	1,548	100.0%
Income before income tax expense	204,266	192,051	12,215
Income tax expense	628	636	(8)	(1.3)%
Net income	203,638	191,415	12,223
Net income attributable to non-controlling interests	(634)	(708)	74	10.5%
Net income attributable to stockholders	$203,004	$190,707	$12,297
Revenues:
Rental revenue. Rental revenue increased by $85.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio which grew by 217 rental properties, or 12%, since December 31, 2023. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2024 from acquisitions that were made during 2023 and 2024.

Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $5.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the increase in our mortgage loans receivable portfolio during 2024, which led to a higher average daily balance of loans receivable outstanding during the year ended December 31, 2024.
Other revenue, net. Other revenue for the year ended December 31, 2024 decreased by $1.1 million, as compared to the year ended December 31, 2023, primarily due to the receipt of insurance claim proceeds and higher loan prepayment fees received during the year ended December 31, 2023.
Expenses:
General and administrative. General and administrative expense increased by $4.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in non-cash share-based compensation, salary expense and professional fees during the year ended December 31, 2024.
Property expenses. Property expenses increased by $0.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the year ended December 31, 2024.
Depreciation and amortization. Depreciation and amortization expense increased by $19.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Depreciation and amortization expense increased in proportion to the general increase in the size of our real estate investment portfolio during the year ended December 31, 2024.
Provision for impairment of real estate. Impairment charges on real estate investments were $14.8 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, we recorded a provision for impairment of real estate on 22 and eight of our real estate investments, respectively.
Change in provision for credit losses. During the year ended December 31, 2024, our provision for credit losses increased by $0.2 million, compared to a $0.1 million decrease in our provision for credit losses during the year ended December 31, 2023. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, decreased by $18.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. We disposed of 46 real estate properties during the year ended December 31, 2024, compared to 52 real estate properties during the year ended December 31, 2023. Overall, our 2024 dispositions had a lower sales price in relation to their net book value as compared to our 2023 dispositions.
Other (expense)/income:
Loss on debt extinguishment. The loss on debt extinguishment of $0.1 million during the year ended December 31, 2023 relates to the write-off of deferred financing costs in conjunction with the full repayment of our 2024 Term Loan in August 2023.
Interest expense. Interest expense increased by $25.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Interest income. Interest income increased by $1.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in interest income was primarily due to an increase in interest rates on our short-term investments during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Other income. During the year ended December 31, 2024, we recorded $1.5 million of other income related to the settlement of litigation with a former tenant. Substantially all of this amount relates to proceeds received to recoup legal fees and other related expenses previously incurred associated with enforcing our rights under the leases with the former tenant.
Income tax expense. Income tax expense decreased by approximately $8,000 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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
The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2024	2023	2022
Net income	$203,638	$191,415	$134,742
Depreciation and amortization of real estate	121,997	102,103	88,459
Provision for impairment of real estate	14,845	3,548	20,164
Gain on dispositions of real estate, net	(5,977)	(24,167)	(30,647)
FFO attributable to stockholders and non-controlling interests	334,503	272,899	212,718
Non-core (income) expense (1)(2)	—	(510)	2,388
Core FFO attributable to stockholders and non-controlling interests	334,503	272,389	215,106
Adjustments:
Straight-line rental revenue, net	(38,661)	(30,375)	(20,615)
Non-cash interest	4,086	3,187	2,616
Non-cash compensation expense	10,827	9,192	9,489
Other amortization expense	1,802	1,507	2,912
Other non-cash adjustments	1,075	(73)	74
Capitalized interest expense	(5,760)	(2,430)	(757)
AFFO attributable to stockholders and non-controlling interests	$307,872	$253,397	$208,825
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2024	2023	2022
Net income	$203,638	$191,415	$134,742
Depreciation and amortization	122,161	102,219	88,562
Interest expense	78,544	52,597	40,370
Interest income	(3,069)	(2,011)	(2,825)
Income tax expense	628	636	998
EBITDA attributable to stockholders and non-controlling interests	401,902	344,856	261,847
Provision for impairment of real estate	14,845	3,548	20,164
Gain on dispositions of real estate, net	(5,977)	(24,167)	(30,647)
EBITDAre attributable to stockholders and non-controlling interests	$410,770	$324,237	$251,364
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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended December 31, 2024:

(in thousands)	Three months ended December 31, 2024
Net income	$55,548
Depreciation and amortization	32,829
Interest expense	23,958
Interest income	(559)
Income tax expense	157
EBITDA attributable to stockholders and non-controlling interests	111,933
Provision for impairment of real estate	2,587
Gain on dispositions of real estate, net	(4,575)
EBITDAre attributable to stockholders and non-controlling interests	109,945
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	3,856
Adjustment to exclude other non-core or non-recurring activity (2)	(784)
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(93)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$112,924

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$451,696
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended December 31, 2024 had occurred on October 1, 2024.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2024	2023
Unsecured term loan, net of deferred financing costs	$1,721,114	$1,272,772
Revolving credit facility	—	—
Senior unsecured notes	396,403	395,846
Total debt	2,117,517	1,668,618
Deferred financing costs and original issue discount, net	12,483	11,382
Gross debt	2,130,000	1,680,000
Cash and cash equivalents	(40,713)	(39,807)
Restricted cash available for future investment	(4,265)	(9,156)
Net debt	$2,085,022	$1,631,037
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2024	2023	2022
Net income	$203,638	$191,415	$134,742
General and administrative expense	35,161	30,678	29,464
Depreciation and amortization	122,161	102,219	88,562
Provision for impairment of real estate	14,845	3,548	20,164
Change in provision for credit losses	230	(99)	88
Gain on dispositions of real estate, net	(5,977)	(24,167)	(30,647)
Loss on debt extinguishment	—	116	2,138
Interest expense	78,544	52,597	40,370
Interest income	(3,069)	(2,011)	(2,825)
Other income	(1,548)	—	—
Income tax expense	628	636	998
NOI attributable to stockholders and non-controlling interests	444,613	354,932	283,054
Straight-line rental revenue, net	(38,661)	(30,375)	(20,615)
Other amortization and non-cash adjustments	2,877	1,507	2,912
Cash NOI attributable to stockholders and non-controlling interests	$408,829	$326,064	$265,351

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.5%	2.4%
2028 Term Loan	January 2028	400,000	400,000	4.7%	4.6%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.4%	4.3%
2030 Term Loan	January 2030 (2)	450,000	—	4.9%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$2,130,000	$1,680,000	4.1%	3.6%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan and the CF Term Loans are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At December 31, 2024, our aggregate asset in the event of the early termination of our swaps was $20.1 million.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2024:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$340,420
_____________________________________
(1)Excludes net deferred financing costs of $3.1 million and net discount of $0.5 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2025, expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the measurement of the fair values used in the purchase price allocation of real estate acquisitions
As described further in Notes 2 and 3 to the consolidated financial statements, the acquisition of real estate for investment purposes is typically accounted for as an asset acquisition in which the Company allocates the purchase price of acquired properties to land, buildings, site improvements and other identified tangible and intangible assets and liabilities on a relative fair value basis. The Company acquired approximately $724.3 million of real estate investments subject to this allocation process during the year ended December 31, 2024. We identified fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in the real estate acquisitions as a critical audit matter.

The principal consideration for our determination that the fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in the real estate acquisitions is a critical audit matter is the degree of estimation uncertainty in determining fair value estimates. Specifically, these fair value measurements were sensitive to establishing a range of market assumptions for land values, building replacement values, and rental rates. Establishing the market assumptions for land, building, site improvements and rent included identifying the relevant properties in the established range that were most comparable to the acquired property. There was a high degree of subjective and complex auditor judgment in evaluating significant assumptions used in developing the fair value measurements.
Our audit procedures related to the fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in the real estate acquisitions included the following, among others:
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls relating to the allocation of the purchase price of real estate acquisitions, including internal controls over the selection and review of the significant assumptions to estimate fair value, including those used by third-party valuation professionals.
For a selection of real estate acquisitions, we involved our real estate valuation specialists who assisted in evaluating the significant assumptions to the fair value measurements used in the purchase price allocations. We read the purchase agreements and tested the completeness and accuracy of underlying contractual data used, including rental data where applicable. The evaluation included comparison of the Company’s assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. We analyzed where the Company’s market rental rates fell within our real estate valuation specialists’ independently developed ranges to evaluate if management bias was present.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
New York, New York
February 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 12, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
New York, New York
February 12, 2025

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,865,610	$1,542,302
Building and improvements	3,536,000	2,938,012
Lease incentives	17,903	17,890
Construction in progress	153,789	96,524
Intangible lease assets	94,047	89,209
Total real estate investments, at cost	5,667,349	4,683,937
Less: accumulated depreciation and amortization	(476,827)	(367,133)
Total real estate investments, net	5,190,522	4,316,804
Loans and direct financing lease receivables, net	352,066	223,854
Real estate investments held for sale, net	10,018	7,455
Net investments	5,552,606	4,548,113
Cash and cash equivalents	40,713	39,807
Restricted cash	4,265	9,156
Straight-line rent receivable, net	143,435	107,545
Derivative assets	27,714	30,980
Rent receivables, prepaid expenses and other assets, net	29,949	32,660
Total assets(1)	$5,798,682	$4,768,261

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,721,114	$1,272,772
Senior unsecured notes, net	396,403	395,846
Revolving credit facility	—	—
Intangible lease liabilities, net	10,700	11,206
Dividend payable	55,608	47,182
Derivative liabilities	7,585	23,005
Accrued liabilities and other payables	35,145	31,248
Total liabilities(1)	2,226,555	1,781,259
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 187,537,592 and 164,635,150 issued and outstanding as of December 31, 2024 and 2023, respectively	1,875	1,646
Additional paid-in capital	3,658,219	3,078,459
Distributions in excess of cumulative earnings	(113,302)	(105,545)
Accumulated other comprehensive income	16,886	4,019
Total stockholders' equity	3,563,678	2,978,579
Non-controlling interests	8,449	8,423
Total equity	3,572,127	2,987,002
Total liabilities and equity	$5,798,682	$4,768,261
 _____________________________________
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2—Summary of Significant Accounting Policies. As of December 31, 2024 and 2023, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $55.4 million and $47.0 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Revenues:
Rental revenue	$425,749	$339,897	$269,827
Interest on loans and direct financing lease receivables	23,409	18,128	15,499
Other revenue, net	452	1,570	1,180
Total revenues	449,610	359,595	286,506

Expenses:
General and administrative	35,161	30,678	29,464
Property expenses	4,997	4,663	3,452
Depreciation and amortization	122,161	102,219	88,562
Provision for impairment of real estate	14,845	3,548	20,164
Change in provision for credit losses	230	(99)	88
Total expenses	177,394	141,009	141,730
Other operating income:
Gain on dispositions of real estate, net	5,977	24,167	30,647
Income from operations	278,193	242,753	175,423
Other (expense)/income:
Loss on debt extinguishment	—	(116)	(2,138)
Interest expense	(78,544)	(52,597)	(40,370)
Interest income	3,069	2,011	2,825
Other income	1,548	—	—
Income before income tax expense	204,266	192,051	135,740
Income tax expense	628	636	998
Net income	203,638	191,415	134,742
Net income attributable to non-controlling interests	(634)	(708)	(612)
Net income attributable to stockholders	$203,004	$190,707	$134,130

Basic weighted average shares outstanding	173,855,427	152,140,735	134,941,188
Basic net income per share	$1.16	$1.25	$0.99

Diluted weighted average shares outstanding	177,115,170	153,521,854	135,855,916
Diluted net income per share	$1.15	$1.24	$0.99
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In thousands)	2024	2023	2022
Net income	$203,638	$191,415	$134,742
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	42,210	(9,187)	56,736
Cash flow hedge (loss) gain reclassified to interest expense	(29,310)	(27,687)	26
Total other comprehensive income (loss)	12,900	(36,874)	56,762
Comprehensive income	216,538	154,541	191,504
Net income attributable to non-controlling interests	(634)	(708)	(612)
Adjustment for other comprehensive (loss) income attributable to non-controlling interests	(33)	174	(1,257)
Comprehensive income attributable to stockholders	$215,871	$154,007	$189,635
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders' Equity

	Common Stock
(In thousands, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	124,649,053	$1,246	$2,151,088	$(100,982)	$(14,786)	$2,036,566	$7,237	$2,043,803
Common stock issuance	17,576,684	178	413,667	—	—	413,845	—	413,845
Common stock withheld related to net share settlement of equity awards	—	—	—	(2,452)	—	(2,452)	—	(2,452)
Costs related to issuance of common stock	—	—	(10,939)	—	—	(10,939)	—	(10,939)
Other comprehensive income	—	—	—	—	55,505	55,505	1,257	56,762
Equity based compensation expense	153,918	—	9,489	—	—	9,489	—	9,489
Dividends declared on common stock and OP Units	—	—	—	(147,883)	—	(147,883)	(596)	(148,479)
Net income	—	—	—	134,130	—	134,130	612	134,742
Balance at December 31, 2022	142,379,655	1,424	2,563,305	(117,187)	40,719	2,488,261	8,510	2,496,771
Common stock issuance	21,971,744	219	507,161	—	—	507,380	—	507,380
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,671)	—	(3,671)	—	(3,671)
Costs related to issuance of common stock	—	—	(1,010)	—	—	(1,010)	—	(1,010)
Other comprehensive loss	—	—	—	—	(36,700)	(36,700)	(174)	(36,874)
Equity based compensation expense	283,751	3	9,003	—	—	9,006	—	9,006
Dividends declared on common stock and OP Units	—	—	—	(175,394)	—	(175,394)	(621)	(176,015)
Net income	—	—	—	190,707	—	190,707	708	191,415
Balance at December 31, 2023	164,635,150	1,646	3,078,459	(105,545)	4,019	2,978,579	8,423	2,987,002
Common stock issuance	22,713,852	227	570,016	—	—	570,243	—	570,243
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,313)	—	(3,313)	—	(3,313)
Costs related to issuance of common stock	—	—	(1,083)	—	—	(1,083)	—	(1,083)
Other comprehensive income	—	—	—	—	12,867	12,867	33	12,900
Equity based compensation expense	188,590	2	10,827	—	—	10,829	—	10,829
Dividends declared on common stock and OP Units	—	—	—	(207,448)	—	(207,448)	(641)	(208,089)
Net income	—	—	—	203,004	—	203,004	634	203,638
Balance at December 31, 2024	187,537,592	$1,875	$3,658,219	$(113,302)	$16,886	$3,563,678	$8,449	$3,572,127
 The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$203,638	$191,415	$134,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,161	102,219	88,562
Amortization of lease incentives	2,040	1,782	3,480
Amortization of above/below market leases and right of use assets, net	(238)	(275)	(217)
Amortization of deferred financing costs and other non-cash interest expense	5,374	3,863	3,099
Loss on debt extinguishment	—	116	2,138
Provision for impairment of real estate	14,845	3,548	20,164
Change in provision for credit losses	230	(99)	88
Gain on dispositions of real estate, net	(5,977)	(24,167)	(30,647)
Straight-line rent receivable, net	(38,882)	(28,285)	(20,811)
Equity based compensation expense	10,829	9,006	9,489
Adjustment to rental revenue for tenant credit	635	640	371
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(7,258)	(5,956)	4,507
Accrued liabilities and other payables	1,087	767	(3,943)
Net cash provided by operating activities	308,484	254,574	211,022
Cash flows from investing activities:
Proceeds from sales of investments, net	96,928	128,598	126,610
Principal collections on loans and direct financing lease receivables	10,022	27,908	70,439
Investments in loans receivable	(136,264)	(13,091)	(115,016)
Deposits for prospective real estate investments	(3,880)	189	(26)
Investment in real estate, including capital expenditures	(825,751)	(894,550)	(728,727)
Investment in construction in progress	(263,232)	(105,075)	(51,870)
Lease incentives paid	(991)	(1,104)	(7,488)
Net cash used in investing activities	(1,123,168)	(857,125)	(706,078)
Cash flows from financing activities:
Borrowings under term loans	174,569	247,972	397,523
Borrowings under revolving credit facility	490,000	70,000	299,000
Repayments under revolving credit facility	(220,000)	(70,000)	(443,000)
Payments for taxes related to net settlement of equity awards	(3,313)	(3,671)	(2,452)
Payment of debt extinguishment costs	—	—	(467)
Deferred financing costs	(115)	(2,426)	(4,991)
Proceeds from issuance of common stock, net	570,243	507,318	403,884
Offering costs	(1,022)	(948)	(1,008)
Dividends paid	(199,663)	(168,231)	(141,691)
Net cash provided by financing activities	810,699	580,014	506,798
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,985)	(22,537)	11,742
Cash and cash equivalents and restricted cash, beginning of period	48,963	71,500	59,758
Cash and cash equivalents and restricted cash, end of period	$44,978	$48,963	$71,500
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$40,713	$39,807	$62,345
Restricted cash	4,265	9,156	9,155
Cash and cash equivalents and restricted cash, end of period	$44,978	$48,963	$71,500
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(In thousands)	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$73,703	$49,587	$36,832
Cash paid for income taxes	902	1,486	1,214
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$200,566	$45,518	$26,948
Net settlement of proceeds on the sale of investments	(2,200)	(4,625)	(28,938)
Non-cash investments in real estate and loan receivable activity	2,200	—	22,679
Unrealized gain (loss) on cash flow hedges	42,210	(9,187)	(56,615)
Non-cash debt issuance costs	4,647	2,028	—
Non-cash repayment of term loan facility	270,000	200,000	—
Non-cash borrowing under term loan facility	(270,000)	(202,028)	—
Payable and accrued offering costs	115	24	30
Discounts and fees on capital raised through issuance of common stock	—	38	9,931
Discounts and fees on issuance of debt	—	—	2,477
Dividends declared and unpaid	55,608	47,182	39,398
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
December 31, 2024
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2024 and 2023, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Reportable Segments
ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis or real estate that secures the Company's investment in loans and direct financing lease receivables. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment. The chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, determines resource allocations based on characteristics of potential future investments (e.g., return on investment, tenant credit quality, industry type, geographic location) and assesses the performance of the Company's existing portfolio based on consolidated net income as presented in the accompanying consolidated statements of operations.

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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Depreciation on real estate investments	$115,371	$95,527	$80,647
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
Loans Receivable
The Company holds its loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any, less the Company's estimated allowance for credit losses. The Company recognizes interest income on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest on loans and direct financing lease receivables over the term of the related loan receivable using the effective-interest method.
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Provision for impairment of real estate	$14,845	$3,548	$20,164
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
As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $40.7 million and $39.8 million, respectively, of which $40.2 million and $39.6 million, respectively, were not insured by the FDIC.

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

	Year ended December 31,
(in thousands)	2024	2023	2022
Contingent rent	$863	$743	$682
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
The Company recorded the following adjustments as increases or decreases to rental revenue for tenant credit during the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Adjustment to decrease rental revenue for tenant credit	$(635)	$(640)	$(371)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of December 31, 2024 and 2023, the Company capitalized a total of $92.3 million and $91.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company's consolidated balance sheets.
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
As of December 31, 2024 and 2023, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of December 31, 2024 or 2023. The 2023, 2022, 2021, and 2020 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2024 and 2023.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

	December 31,
(Dollars in thousands)	2024	2023
Number of VIEs	49	21
Aggregate carrying value	$327,423	$219,449
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of December 31, 2024 and 2023. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of December 31, 2024 and 2023.

Recent Accounting Developments
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The guidance in ASU 2023-07 improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 includes requirements to disclose the title and position of the CODM along with disclosure of the significant segment expenses regularly provided to the CODM, the extension of certain annual disclosures to interim periods, requirements that entities that have a single reportable segment must apply ASC 280 in its entirety, and requirements that permit more than one measure of segment profit or loss to be reported under certain conditions. The Company has adopted this guidance effective January 1, 2024 for annual reporting and the amendments are reflected within these consolidated financial statements. The amendments for interim periods will be adopted for the Company's fiscal year beginning on January 1, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-09"). ASU 2024-03 requires additional disclosures about a public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative (SG&A); and research and development (R&D)). All publicly traded REITs will be impacted by the ASU, as it applies to all public companies. ASU 2024-09 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
3. Investments
The following table presents information about the number of investments in the Company's real estate investment portfolio as of each date presented:

	December 31,
	2024	2023
Owned properties (1)	1,946	1,726
Properties securing investments in mortgage loans (2)	150	136
Ground lease interests	8	11
Total number of investments	2,104	1,873
_____________________________________
(1)Includes seven and six properties which are subject to leases accounted for as direct financing leases or loans as of December 31, 2024 and 2023, respectively.
(2)Properties secure 25 and 20 mortgage loans receivable as of December 31, 2024 and 2023, respectively.

The following table presents information about the gross investment value of the Company's real estate investment portfolio as of each date presented:

	December 31,
(in thousands)	2024	2023
Real estate investments, at cost	$5,667,349	$4,683,937
Loans and direct financing lease receivables, net	352,066	223,854
Real estate investments held for sale, net	10,018	7,455
Total gross investments	$6,029,433	$4,915,246
Investments in 2024 and 2023
The following table presents information about the Company’s investment activity during the years ended December 31, 2024 and 2023:

	Year ended December 31,
(Dollars amounts in thousands)	2024	2023
Ownership type	Fee Interest	(1)
Number of properties	264	291

Investment allocation:
Land and improvements	$333,983	$354,331
Building and improvements	484,417	539,062
Intangible lease assets	7,319	2,553
Intangible lease liabilities	(312)	(181)
Construction in progress (2)	263,232	105,075
Total investments (including acquisition costs)	$1,088,639	$1,000,840
_____________________________________
(1)During the year ended December 31, 2023, the Company acquired fee interests in 289 properties and acquired two properties subject to a ground lease.
(2)Represents amounts incurred at and subsequent to initial investment and includes $5.8 million and $2.4 million, respectively, of capitalized interest expense during the years ended December 31, 2024 and 2023.
During the years ended December 31, 2024 and 2023, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the years ended December 31, 2024, 2023 and 2022, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, December 31, 2021	1,451	$3,355,561
Acquisitions of and additions to real estate investments	224	810,661
Sales of investments in real estate	(54)	(138,515)
Provisions for impairment of real estate (1)	—	(20,164)
Investments in loans receivable	75	143,954
Principal collections on and settlements of loans and direct financing lease receivables	(43)	(93,118)
Other	—	(2,994)
Gross investments, December 31, 2022	1,653	4,055,385
Acquisitions of and additions to real estate investments	291	1,004,075
Sales of investments in real estate	(51)	(120,809)
Relinquishment of properties at end of ground lease term	(2)	(1,543)
Provisions for impairment of real estate (2)	—	(3,548)
Investments in loans receivable	2	13,091
Principal collections on and settlements of loans and direct financing lease receivables	(20)	(27,908)
Other	—	(3,497)
Gross investments, December 31, 2023	1,873	4,915,246
Acquisitions of and additions to real estate investments	264	1,100,712
Sales of investments in real estate	(46)	(96,774)
Relinquishment of properties at end of ground lease term	(3)	(1,471)
Provisions for impairment of real estate (3)	—	(14,845)
Investments in loans receivable	33	138,464
Principal collections on and settlements of loans and direct financing lease receivables	(17)	(10,022)
Other	—	(1,877)
Gross investments, December 31, 2024	2,104	6,029,433
Less: Accumulated depreciation and amortization (4)	—	(476,827)
Net investments, December 31, 2024	2,104	$5,552,606
_____________________________________________
(1)During the year ended December 31, 2022, the Company identified and recorded provisions for impairment at nine tenanted properties and four vacant properties .
(2)During the year ended December 31, 2023, the Company identified and recorded provisions for impairment at six tenanted properties and two vacant properties.
(3)During the year ended December 31, 2024, the Company identified and recorded provisions for impairment at 17 tenanted properties and five vacant properties.
(4)Includes $425.3 million of accumulated depreciation as of December 31, 2024.
Loans and Direct Financing Lease Receivables
As of December 31, 2024 and 2023, the Company had 25 and 20 mortgage loans receivable outstanding, respectively, and three and two leases accounted for as loans, respectively, with an aggregate carrying amount of $351.6 million and $223.1 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $351.6 million as of December 31, 2024.

The Company's loans receivable portfolio as of December 31, 2024 and 2023 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	Principal Balance Outstanding
						December 31, 2024	December 31, 2023
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)(3)	I/O	69	7.79%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,785
Mortgage	I/O	—	7.00%	7.00%	2024	—	500
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	29,100	24,100
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	1	8.00%	8.00%	2040	1,754	1,754
Mortgage (2)	I/O	13	7.00%	7.00%	2027	10,070	17,494
Mortgage (2)	I/O	1	7.73%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,200	10,200
Mortgage (2)	I/O	1	8.10%	8.10%	2025	8,654	2,891
Mortgage (2)	I/O	5	10.19%	9.50%	2039	16,059	—
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	—
Mortgage (2)(3)	I/O	1	10.20%	9.75%	2034	7,560	—
Mortgage (2)(3)	I/O	6	10.19%	9.50%	2039	17,451	—
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	—
Mortgage (2)	I/O	2	9.54%	8.25%	2044	6,400	—
Leasehold interest	P+I	1	2.25%	(4)	2034	862	929
Leasehold interest	P+I	1	2.41%	(4)	2034	1,283	1,382
Leasehold interest	P+I	2	4.41%	(4)	2039	20,327	—
Net investment						$351,649	$223,085
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

Scheduled principal payments due to be received under the Company's loans receivable as of December 31, 2024 were as follows:

(in thousands)	Loans Receivable
2025	$9,585
2026	6,680
2027	12,066
2028	1,186
2029	1,280
Thereafter	320,852
Total	$351,649
As of December 31, 2024 and 2023, the Company had $1.3 million and $1.4 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

	December 31,
(in thousands)	2024	2023
Minimum lease payments receivable	$1,499	$1,709
Estimated unguaranteed residual value of leased assets	250	251
Unearned income from leased assets	(436)	(525)
Net investment	$1,313	$1,435
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2024 were as follows:

(in thousands)	Future Minimum Base Rental Payments
2025	$178
2026	167
2027	143
2028	145
2029	148
Thereafter	718
Total	$1,499
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e. a RELEM) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of December 31, 2024 and 2023, the Company recorded an allowance for credit losses of $0.9 million and $0.7 million, respectively, which is recorded within loans and direct financing receivables on the Company's consolidated balance sheets. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the years ended December 31, 2024, 2023 and 2022, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2021	$814
Current period provision for expected credit losses (1)	88
Write-offs charged	(137)
Recoveries	—
Balance at December 31, 2022	765
Current period provision for expected credit losses (1)	(99)
Write-offs charged	—
Recoveries	—
Balance at December 31, 2023	666
Current period provision for expected credit losses (1)	230
Write-offs charged	—
Recoveries	—
Balance at December 31, 2024	$896
_____________________________________
(1)Changes in expected credit loss were primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of as of December 31, 2024:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2024	2023	2022	2021	Prior to 2021
LTV <60%	$—	$—	$23,000	$—	$28,889	$51,889
LTV 60%-70%	7,560	—	—	28,234	—	35,794
LTV >70%	118,589	18,854	64,187	34,953	28,695	265,278
	$126,149	$18,854	$87,187	$63,187	$57,584	$352,961
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2024 and 2023:

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2022	4	$4,780	$—	$4,780
Transfers to held for sale classification	10	19,311	—	19,311
Sales	(9)	(16,067)	—	(16,067)
Transfers to held and used classification	(1)	(569)	—	(569)
Held for sale balance, December 31, 2023	4	7,455	—	7,455
Transfers to held for sale classification	16	25,854	(76)	25,778
Sales	(15)	(23,291)	76	(23,215)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2024	5	$10,018	$—	$10,018

Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2024, 2023 or 2022 represented 10% or more of total rental revenue in the Company's consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company's consolidated statements of operations:

	Year ended December 31,
State	2024	2023	2022
Texas	13.4%	13.3%	13.5%

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$82,926	$40,499	$42,427	$78,080	$35,896	$42,184
Intangible market lease assets	11,121	5,955	5,166	11,129	5,456	5,673
Total intangible assets	$94,047	$46,454	$47,593	$89,209	$41,352	$47,857

Intangible market lease liabilities	$15,523	$4,823	$10,700	$15,505	$4,299	$11,206
 The remaining weighted average amortization period for the Company's intangible assets and liabilities as of December 31, 2024, by category and in total, were as follows:

Years Remaining
In-place leases	8.8
Intangible market lease assets	9.6
Total intangible assets	8.9

Intangible market lease liabilities	7.9
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Amortization of in-place leases (1)	$6,377	$6,408	$7,575
Amortization (accretion) of market lease intangibles, net (2)	(60)	11	(217)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(178)	(286)	(350)
 ______________________________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.

The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
2025	$5,106
2026	4,730
2027	4,201
2028	3,662
2029	3,567
Thereafter	21,161
Total	$42,427
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
2025	$(670)	$731	$61
2026	(661)	735	74
2027	(639)	759	120
2028	(397)	712	315
2029	(385)	673	288
Thereafter	(2,414)	7,090	4,676
Total	$(5,166)	$10,700	$5,534
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

Scheduled future minimum base rental and interest payments due to be received under the remaining non-cancelable term of operating leases and direct financing lease receivables in place as of December 31, 2024, and to be received under loans receivable through their scheduled maturity dates as of December 31, 2024 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
2025	$464,249
2026	469,399
2027	472,419
2028	475,313
2029	478,204
Thereafter	5,126,612
Total	$7,486,196
_____________________________________
(1)Includes interest payments from loans receivable and base rental payments from direct financing lease receivables of $29.2 million for 2025, $28.8 million for 2026, $28.0 million for 2027, $28.1 million for 2028, $28.5 million for 2029 and $289.4 million for years thereafter.
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
The fixed and variable components of lease revenues for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Fixed lease revenues	$424,313	$338,720	$270,694
Variable lease revenues (1)	4,051	3,610	1,632
Total lease revenues (2)	$428,364	$342,330	$272,326
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and other equipment leases which are classified as operating leases. As of December 31, 2024, the Company's right of use ("ROU") assets and lease liabilities were $8.8 million and $9.5 million, respectively. As of December 31, 2023, the Company's ROU assets and lease liabilities were $8.9 million and $9.8 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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

The following table sets forth information related to the measurement of the Company's lease liabilities as of the dates presented:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	23.3	22.8
Weighted average discount rate	6.83%	6.75%
The following table sets forth the details of rent expense for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022
Fixed rent expense - Ground Rent	$761	$970	$981
Fixed rent expense - Office Rent	670	606	511
Variable rent expense	—	—	—
Total rent expense	$1,431	$1,576	$1,492
As of December 31, 2024, future lease payments under office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
2025	$735	$685	$1,420
2026	219	686	905
2027	221	695	916
2028	227	718	945
2029	59	732	791
Thereafter	—	17,457	17,457
Total	$1,461	$20,973	22,434
Present value discount			(12,959)
Lease liabilities			$9,475
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of December 31, 2024 and 2023:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	5.6%	6.3%
2028 Term Loan	January 2028	400,000	400,000	5.6%	6.3%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.6%	6.4%
2030 Term Loan	January 2030 (2)	450,000	—	5.6%	—%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$2,130,000	$1,680,000	5.1%	5.5%
______________________________________________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).

(2)After giving effect to extension options exercisable at the Operating Partnership's election.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2024:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	2030 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
2025	$—	$—	$—	$—	$—	$—	$—
2026	—	—	—	—	—	—	—
2027	430,000	—	—	—	—	—	430,000
2028	—	400,000	—	—	—	—	400,000
2029	—	—	450,000	—	—	—	450,000
Thereafter	—	—	—	450,000	400,000	—	850,000
Total	$430,000	$400,000	$450,000	$450,000	$400,000	$—	$2,130,000
______________________
(1)    After giving effect to extension options exercisable at the Operating Partnership's election.
(2)    Any amounts drawn will be due in February 2026.

The Company was not in default of any provisions under any of its outstanding indebtedness as of December 31, 2024 or 2023.
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
2028 Term Loan. In July 2022, the Credit Agreement was further amended to provide for an additional $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150.0 million was drawn in October 2022. Such amendment also amended the applicable margin grid such that the applicable pricing for all borrowings under the Credit Agreement is based on the credit rating of the Company’s long-term senior unsecured non-credit enhanced debt for borrowed money (and, specific to borrowings under the Revolving Credit Facility and 2028 Term Loan only, subject to a single step-down in the applicable pricing if the Company achieves a consolidated leverage ratio that is less than 0.35 to 1:00 while maintaining a credit rating of BBB/Baa2 from S&P, Moody's and/or Fitch).
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
2030 Term Loan. In July 2024, the Credit Agreement was further amended to provide for an additional $450.0 million of term loans (the "2030 Term Loan") and reset the accordion feature to $500.0 million. Concurrently with the closing of such amendment, loans under the 2030 Term Loan in an aggregate principal amount of $320.0 million were drawn, a portion of which was used to pay off the outstanding balance on the Revolving Credit Facility.

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
The Company was in compliance with all financial covenants and was not in default on any provisions under the Credit Agreement as of December 31, 2024 and 2023.

The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2024	2023	2022
Balance on January 1,	$—	$—	$144,000
Borrowings	490,000	70,000	299,000
Repayments	(490,000)	(70,000)	(443,000)
Balance on December 31,	$—	$—	$—
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Interest expense and fees	$4,558	$1,038	$2,807
Amortization of deferred financing costs	1,228	1,203	1,217
Total	$5,786	$2,241	$4,024
Total deferred financing costs, net, of $1.3 million and $2.5 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Company had $600.0 million of unused borrowing capacity under the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of December 31, 2024 and 2023.
The following table presents information about aggregate interest expense related to the 2024 Term Loan, 2027 Term Loan, 2028 Term Loan, 2029 Term Loan and 2030 Term Loan:

	Year ended December 31,
(in thousands)	2024	2023	2022
Interest expense	$92,451	$66,582	$23,967
Amortization of deferred financing costs	3,104	1,617	836
Total	$95,555	$68,199	$24,803
As of December 31, 2024 and 2023, total deferred financing costs, net, of $8.9 million and $7.2 million, respectively, related to the term loan facilities are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of December 31, 2024 and 2023:

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
The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Interest expense	$11,716	$11,713	$11,711
Amortization of deferred financing costs and original issue discount	557	560	562
Total	$12,273	$12,273	$12,273

Total deferred financing costs, net, of $3.1 million and $3.6 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company's consolidated balance sheets as of December 31, 2024 and 2023, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of December 31, 2024 and 2023.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $15.2 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations. As of December 31, 2024 and 2023, there were no events of default related to the Company's derivative financial instruments.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's consolidated balance sheets, all of which are interest rates swaps designated as hedges, as of December 31, 2024 and 2023 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value(1)	December 31, 2024	December 31, 2023
5	2027 Term Loan	1.41%	November 2026	430,000	20,759	27,489
11	2028 Term Loan	3.66%	January 2028	400,000	3,805	(1,622)
8	2029 Term Loan	4.40%	February 2029	450,000	(7,407)	(17,892)
15	2030 Term Loan	3.82%	December 2029	450,000	2,972
				$1,730,000	$20,129	$7,975
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

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Other comprehensive (loss) income	$12,900	$(36,874)	$56,762
As of December 31, 2024, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $27.8 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.7 million.
As of December 31, 2023, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $31.1 million and the fair value of derivatives in a net liability position, including accrued interest but excluding an adjustment for nonperformance risk related to these agreements, was $23.4 million.
During the years ended December 31, 2024 and 2023, the Company realized a gain on the change in fair value of its interest rate swaps of $29.3 million and $27.7 million, respectively, which are included as a reduction of interest expense in the Company's consolidated statements of operations. During the year ended December 31, 2022, the Company realized a loss on the change in fair value of its interest rate swaps of approximately $26,000, which was included in interest expense in the Company's consolidated statements of operations.
As of December 31, 2024 and December 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $20.1 million net asset and a $7.7 million net asset as of December 31, 2024 and 2023, respectively.
7. Equity
Stockholders' Equity
In August 2022, the Company completed a follow-on primary offering of 8,740,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,140,000 additional shares of common stock, at a public offering price of $23.00 per share. Net proceeds from this follow-on offering, after deducting underwriting discounts and commissions and other expenses, were $192.6 million.
In February 2023, the Company completed a follow-on primary offering of 8,855,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,155,000 additional shares of common stock, at a public offering price of $24.60 per share, and entered into forward sale agreements relating to all such shares. All of these forward sale agreements were physically settled as of May 2023 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $209.3 million.
In September 2023, the Company completed a follow-on primary offering of 12,006,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,566,000 additional shares of common stock, at a public offering price of $23.00 per share, and entered into forward sale agreements relating to all such shares. All of these forward sale agreements were physically settled as of March 2024 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $263.4 million.
In March 2024, the Company completed a follow-on primary offering of 10,350,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,350,000 additional shares of common stock, at a public offering price of $24.75 per share, and entered into forward sale agreements relating to all such shares. All of these forward sale agreements were physically settled as of December 2024 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $245.0 million.

At the Market Program
In May 2022, the Company established a new at the market common equity offering program, pursuant to which it could publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $500 million (the "2022 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the 2022 ATM Program also permitted the Company to enter into separate forward sale agreements with the identified forward purchasers.
In June 2024, the Company established a new at the market common equity offering program, pursuant to which it could publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $500 million (the "June 2024 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the June 2024 ATM Program also permitted the Company to enter into separate forward sale agreements with the identified forward purchasers. In connection with establishing the June 2024 ATM Program, the Company terminated the 2022 ATM Program and no additional stock can be sold thereunder.
In October 2024, the Company established a new at the market common equity offering program, pursuant to which it could publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $750 million (the "October 2024 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the October 2024 ATM Program also permitted the Company to enter into separate forward sale agreements with the identified forward purchasers. In connection with establishing the October 2024 ATM Program, the Company terminated the June 2024 ATM Program and no additional stock can be sold thereunder. As context requires, the October 2024 ATM Program, the June 2024 ATM Program, the 2022 ATM Program and prior ATM programs are referred herein as the "ATM Programs."
The following table presents information about the ATM Programs (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through December 31, 2024
2021 ATM Program	July 2021	May 2022	$350,000	$348,140
2022 ATM Program (1)	May 2022	June 2024	$500,000	$383,426
June 2024 ATM Program (1)	June 2024	October 2024	$500,000	$339,992
October 2024 ATM Program (1)	October 2024		$750,000	$78,915
_____________________________________
(1)Includes 4,027,834 shares from the 2022 ATM Program, 6,704,172 shares from the June 2024 ATM Program and 2,387,104 shares from the October 2024 ATM Program that the Company sold on a forward basis and were not physically settled as of December 31, 2024.
The following table details information related to activity under the ATM Program for each period presented:

	Year ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Shares of common stock sold (1)(2)	19,704,599	5,931,654	9,794,137
Weighted average sale price per share	$29.52	$24.48	$24.00
Gross proceeds	$581,689	$145,224	$235,060
Net proceeds	$573,343	$142,922	$232,478
_____________________________________
(1)Includes 13,119,110 shares that the Company sold on a forward basis during the year ended December 31, 2024 and were not physically settled as of December 31, 2024.
(2)During the year ended December 31, 2024, the Company issued an additional 1,937,450 shares of common stock which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2023.

Dividends on Common Stock
During the years ended December 31, 2024, 2023 and 2022, the Company's board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (dollars in thousands)
December 6, 2024	December 31, 2024	January 14, 2025	$0.295	$55,444
September 5, 2024	September 30, 2024	October 11, 2024	$0.29	$50,964
May 31, 2024	June 28, 2024	July 12, 2024	$0.29	$50,965
March 7, 2024	March 29, 2024	April 12, 2024	$0.285	$50,079
December 1, 2023	December 29, 2023	January 12, 2024	$0.285	$47,024
September 7, 2023	September 29, 2023	October 13, 2023	$0.28	$43,788
June 9, 2023	June 30, 2023	July 14, 2023	$0.28	$43,551
March 7, 2023	March 31, 2023	April 14, 2023	$0.275	$41,031
November 30, 2022	December 30, 2022	January 13, 2023	$0.275	$39,246
September 2, 2022	September 30, 2022	October 14, 2022	$0.27	$38,533
June 2, 2022	June 30, 2022	July 14, 2022	$0.27	$35,916
March 14, 2022	March 31, 2022	April 13, 2022	$0.26	$34,188
The Company has determined that, during the years ended December 31, 2024, 2023 and 2022, approximately 92.7%, 86.0% and 79.7%, respectively, of the distributions it paid represented taxable income and 7.3%, 14.0% and 20.3%, respectively, of the distributions it paid represented return of capital for federal income tax purposes.
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
As of December 31, 2024, the Company held 187,537,592 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2023, the Company held 164,635,150 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company's consolidated financial statements.
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
The following table presents information about the Company's RSAs and RSUs during the years ended December 31, 2024, 2023 and 2022:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2022	18,904	$14.12	454,692	$29.39
Granted	—	—	607,347	29.08
Vested	(9,865)	14.12	(243,640)	25.70
Forfeited	—	—	(1,019)	27.25
Unvested, December 31, 2022	9,039	$14.12	817,380	$30.26

Unvested, January 1, 2023	9,039	$14.12	817,380	$30.26
Granted	—	—	457,859	31.39
Vested	(9,039)	14.12	(436,967)	26.98
Forfeited	—	—	(94,419)	32.79
Unvested, December 31, 2023	—	$—	743,853	$32.56

Unvested, January 1, 2024	—	$—	743,853	$32.56
Granted	—	—	532,311	33.05
Vested	—	—	(322,372)	32.46
Forfeited	—	—	(391)	24.86
Unvested, December 31, 2024	—	$—	953,401	$32.87
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

The following table presents information about the Company's RSAs for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Compensation cost recognized in general and administrative expense	$—	$2	$128
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	—	—	8
Fair value of shares vested during the period	—	128	139
Restricted Stock Units
In 2019, 2020, 2021, 2022, 2023 and 2024, the Company issued grants of 119,085, 84,684, 126,353, 149,699, 147,587 and 149,936 performance-based RSUs at target, respectively, to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75%, in the case of awards issued in 2019, 2020, 2021, 2022, and 2023, and 100%, in the case of awards issued in 2024, are non-vested RSUs for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of peer companies identified in the grant agreements over the relevant performance period. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs based on achieving the target.
The grant date fair value of the TSR RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2024	2023	2022
Volatility	24%	37%	54%
Risk free rate	4.46%	4.36%	1.68%
The remaining 25% of these performance-based RSUs issued in 2019, 2020, 2021, 2022, and 2023 vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the relevant performance period of the award. In January 2022, February 2023 and February 2024, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs issued in 2019, 2020 and 2021 and concluded that 78,801, 50,598 and 63,448 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested or will vest on the December 31st following the Compensation Committee's certification, subject to the recipient's continued provision of service to the Company through such date. The Company began recording compensation expense with respect to these subjective performance-based RSUs granted in 2019, 2020 and 2021 after the completion of the Compensation Committee's subjective evaluation.
In April 2023, the Compensation Committee evaluated and awarded 11,334 subjective performance-based RSUs to a former member of the Company's senior management team, which vested immediately. During the year ended December 31, 2023, the Company recorded $0.3 million of compensation expense related to the subjective RSUs awarded to this former employee.
As of December 31, 2024, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the remainder of the subjective awards granted in 2022 and 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of these performance-based RSUs during the years ended December 31, 2024, 2023 and 2022.
In 2020, 2021, 2022, 2023 and 2024, the Company issued an aggregate of 184,760, 135,686, 199,793, 210,406 and 179,187 RSUs, respectively, to the Company’s executive officers, other employees and directors under the Equity Incentive Plan. These awards vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company's adjusted funds from operations ("AFFO CAGR") over a four year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of December 31, 2024 and 2023, based on its AFFO CAGR forecasts, the Company believed it was probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the years ended December 31, 2024 and 2023.
A portion of the RSUs that vested in 2024, 2023, and 2022 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company's RSUs for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Compensation cost recognized in general and administrative expense	$10,829	$9,002	$9,361
Dividend equivalents declared and charged directly to distributions in excess of cumulative earnings	472	407	366
Fair value of units vested during the period	10,465	11,791	6,262
The following table presents information about the Company's RSUs as of the dates presented:

	December 31,
(Dollars in thousands)	2024	2023
Total unrecognized compensation cost	$13,955	$13,131
Weighted average period over which compensation cost will be recognized (in years)	2.1	2.2
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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Year ended December 31,
(dollar amounts in thousands)	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$203,638	$191,415	$134,742
Less: net income attributable to non-controlling interests	(634)	(708)	(612)
Less: net income allocated to unvested RSAs and RSUs	(472)	(407)	(374)
Net income available for common stockholders: basic	202,532	190,300	133,756
Net income attributable to non-controlling interests	634	708	612
Net income available for common stockholders: diluted	$203,166	$191,008	$134,368

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	173,855,427	152,140,896	134,950,418
Less: weighted average number of shares of unvested RSAs	—	(161)	(9,230)
Weighted average shares outstanding used in basic net income per share	173,855,427	152,140,735	134,941,188
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847
Unvested RSAs and RSUs	859,785	421,292	356,044
Forward sales	1,846,111	405,980	4,837
Weighted average shares outstanding used in diluted net income per share	177,115,170	153,521,854	135,855,916
_____________________________________
(1)Excludes the impact of 7,051, 179,807 and 171,059 unvested RSUs and unsettled forward equity sales for the years ended December 31, 2024, 2023 and 2022, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of December 31, 2024, the Company had remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $154.8 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of December 31, 2024, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2024, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.
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

The following table presents the matching contributions made by the Company for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022
401(k) matching contributions	$480	$331	$318
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet.The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2024 and 2023. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of December 31, 2024 and 2023.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, the 2029 Term Loan and the 2030 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, and the 2029 Term Loan as of December 31, 2024 and 2023, and the carrying value of its borrowings under the 2030 Term Loan as of December 31, 2024, approximate fair value.

The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial (liabilities) assets:
Senior unsecured notes (1)	$(396,403)	$(340,420)	$(340,420)	$—	$—
Interest rate swaps	20,129	20,129	—	20,129	—

December 31, 2023
Financial (liabilities) assets:
Senior unsecured notes (1)	$(395,846)	$(315,336)	$(315,336)	$—	$—
Interest rate swaps	7,975	7,975	—	7,975	—
_____________________________________
(1)Carrying value is net of $3.1 million and $3.6 million of net deferred financing costs and $0.5 million and $0.6 million of net discount as of December 31, 2024 and 2023, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Non-financial assets:
Long-lived assets	$6,612	$6,612	$—	$—	$6,612

December 31, 2023
Non-financial assets:
Long-lived assets	$4,510	$4,510	$—	$—	$4,510
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

Quantitative information about Level 3 fair value measurements as of December 31, 2024 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Quick Service	$1,870	Sales comparison approach	Binding sales agreement	$1,870
Casual Dining	2,100	Sales comparison approach	Non-binding sales agreement	2,100
Pet Care Services	267	sales comparison approach	Non-binding sales agreement	267
Family Dining	1,295	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	1,295
Family Dining	1,080	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	1,080
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after December 31, 2024 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Credit Facility Amendment
In February 2025, the Company entered into an amendment to the Credit Agreement and, pursuant to such amendment, among other things, the availability of extensions of credit under the Revolving Credit Facility was increased to $1.0 billion, the accordion feature was increased to $1.0 billion and the Revolving Credit Facility's termination date was extended to February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.
Subsequent Acquisition and Disposition Activity
Subsequent to December 31, 2024, the Company invested in 9 real estate properties for an aggregate investment amount (including acquisition-related costs) of $122.0 million and invested $13.8 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company. In addition, the Company invested $2.3 million in mortgage loans receivable subsequent to December 31, 2024.
Subsequent to December 31, 2024, the Company sold its investment in seven real estate properties for an aggregate gross sales price of $19.7 million and incurred $0.8 million of disposition costs related to these transactions.

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
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
February 2025 Amendment to Credit Agreement
On February 6, 2025, through our Operating Partnership, we entered into an amendment to our Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, predominantly in relation to the Revolving Credit Facility thereunder. After giving effect to such amendment, the Credit Agreement provides for an increase in the commitments under the Revolving Credit Facility from $600.0 million to $1.0 billion. Among other things, the amendment also: (i) altered the step-down structure applicable to the margin grid for the Revolving Credit Facility and term loans under the Credit Agreement, (ii) extended the maturity date of the Revolving Credit Facility to February 2029, with the ability to extend for two additional six-month extension options at the Operating Partnership's election, (iii) permitted the aggregate positive amount of net cash proceeds due to be received from all eligible equity forward contracts which had not yet settled, subject to a maximum amount set forth in the Credit Agreement, to be included in the calculation of several financial covenants under the Credit Agreement, (iv) reset the accordion feature in the Credit Agreement to permit $1.0 billion of availability thereunder, and (v) removed the credit spread adjustment of 10.0 bps from the calculation of interest on the Revolving Credit Facility. For more information about our Credit Agreement, see “ "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Debt—Revolving Credit Facility and Credit Facility Term Loans.”
Information About Certain Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted an Amended and Restated Insider Trading and Confidentiality Policy governing the purchase and sale of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Amended and Restated Insider Trading and Confidentiality Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.
Financial Statements. (see Item 8)
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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

Exhibit Number	Description
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

10.5	Third Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2022)
10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 24, 2023, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2023)
10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of July 11, 2024, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 17, 2024)
10.8*	Sixth Amendment to Amended and Restated Credit Agreement, dated as of February 6, 2025, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders.
10.9	Credit Agreement, dated as of November 26, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Capital One, National Association, as administrative agent, Suntrust Robinson Humphrey, Inc. and Mizuho Bank Ltd., as co-syndication agents, and Chemical Bank, a division of TCF National Bank, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2019)
10.10	First Amendment to Credit Agreement, dated as of February 18, 2022, among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, the lenders party thereto, as lenders, and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2022)
10.11	Second Amendment to Credit Agreement, dated as of August 23, 2022, among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, the lenders party thereto, as lenders, and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2022)
10.12†
Employment Agreement, effective as of January 1, 2022, by and between Essential Properties Realty Trust, Inc. and Peter M. Mavoides (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2022)

Exhibit Number	Description
10.13†	Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)
10.14†	Amended & Restated Employment Agreement between Essential Properties Realty Trust, Inc. and Mark E. Patten, effective as of October 3, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2024)

10.15	Form of Indemnification Agreement between Essential Properties Realty Trust, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2020)
10.16†	Essential Properties Realty Trust, Inc. 2023 Incentive Award Plan, effective as of May 15, 2023 (Incorporated by reference to Annex B to the Company’s Current Report on Form Schedule 14A filed on April 4, 2023)
19.1*	Amended and Restated Insider Trading and Confidentiality Policy
21.1*	Subsidiaries of the Company
22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	February 12, 2025	By:	/s/ Peter M. Mavoides
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

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	February 12, 2025
Peter M. Mavoides	(Principal Executive Officer)

/s/ Mark E. Patten	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	February 12, 2025
Mark E. Patten	(Principal Financial Officer)

/s/ Timothy J. Earnshaw	Senior Vice President and Chief Accounting Officer	February 12, 2025
Timothy J. Earnshaw	(Principal Accounting Officer)

/s/ Joyce DeLucca	Director	February 12, 2025
Joyce DeLucca

/s/ Scott A. Estes	Director	February 12, 2025
Scott A. Estes

/s/ Lawrence J. Minich	Director	February 12, 2025
Lawrence J. Minich

/s/ Heather L. Neary	Director	February 12, 2025
Heather Leed Neary

/s/ Stephen D. Sautel	Director	February 12, 2025
Stephen D. Sautel

/s/ Janaki Sivanesan	Director	February 12, 2025
Janaki Sivanesan

ESSENTIAL PROPERTIES REALTY TRUST, INC.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2024
(Dollar amounts in thousands)

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service
Alabama	2	$770	$882	$—	$—	$770	$882	$1,652	$(152)	1988-1991	2019
Arkansas	1	193	258	—	—	193	258	451	(6)	N/A	2024
Arizona	9	10,587	19,611	—	—	10,587	19,611	30,198	(2,378)	1975-2018	2020-2021
California	4	4,502	8,499	—	—	4,502	8,499	13,001	(868)	1953-1991	2021-2022
Colorado	7	6,027	11,544	—	170	6,027	11,714	17,741	(1,294)	1990-2008	2021-2022
Connecticut	4	3,962	9,332	—	—	3,962	9,332	13,294	(276)	1958-1958	2023-2024
Florida	5	3,445	4,686	—	196	3,445	4,882	8,327	(375)	1974-2000	2017-2024
Georgia	25	12,757	27,387	—	—	12,757	27,387	40,144	(2,059)	1983-2012	2017-2024
Iowa	2	747	1,462	—	245	747	1,707	2,454	(75)	1946	2023
Illinois	8	4,032	9,513	—	54	4,032	9,567	13,599	(964)	1927-1999	2019-2023
Indiana	12	4,600	11,106	555	302	5,155	11,408	16,563	(641)	1950-2024	2018-2024
Kansas	7	3,009	4,366	—	—	3,009	4,366	7,375	(489)	1981-2018	2021
Kentucky	8	6,125	7,539	—	—	6,125	7,539	13,664	(201)	1968-2006	2023-2024
Louisiana	1	663	1,365	—	—	663	1,365	2,029	(14)	2005	2024
Massachusetts	1	512	1,804	—	—	512	1,804	2,316	(69)	N/A	2023-2023
Maryland	4	3,973	12,825	—	—	3,973	12,825	16,798	(2,752)	1952-2016	2017-2018
Maine	3	1,633	4,920	—	—	1,633	4,920	6,553	(215)	1985	2023-2024
Michigan	12	5,277	10,807	—	—	5,277	10,807	16,084	(1,847)	1955-2014	2017-2023
Minnesota	6	4,177	7,910	201	70	4,378	7,980	12,358	(1,659)	1973-1999	2016-2021
Missouri	10	4,603	10,515	—	200	4,603	10,715	15,318	(910)	1960-2015	2021-2024
Mississippi	8	3,636	6,779	—	—	3,636	6,779	10,415	(562)	1988-2002	2021-2024
North Carolina	10	4,004	3,624	—	—	4,004	3,624	7,628	(787)	1990-2008	2018-2024
Nebraska	1	1,177	479	—	—	1,177	479	1,656	(80)	1995	2021
New Jersey	16	18,996	22,047	—	—	18,996	22,047	41,043	(3,313)	1928-1995	2020-2023
New Mexico	3	800	3,016	—	50	800	3,066	3,866	(315)	1989-1994	2021-2022
New York	9	4,025	10,443	—	—	4,025	10,443	14,468	(1,584)	1978-2019	2016-2024
Ohio	9	3,754	6,732	—	742	3,754	7,474	11,228	(657)	1960-2004	2018-2024
Oklahoma	24	10,639	32,769	—	—	10,639	32,769	43,408	(3,885)	1967-2019	2018-2024
Oregon	2	1,076	1,104	—	—	1,076	1,104	2,180	(131)	1984-1984	2022
Pennsylvania	7	6,178	10,205	—	—	6,178	10,205	16,383	(1,205)	1968-2012	2017-2024
Rhode Island	1	1,834	2,178	—	—	1,834	2,178	4,012	(142)	2001	2023
South Carolina	7	3,468	4,290	—	580	3,468	4,870	8,338	(221)	2007-2024	2020-2024
Tennessee	4	2,328	3,388	—	—	2,328	3,388	5,716	(436)	1990-2016	2017-2024
Texas	16	11,809	23,908	—	600	11,809	24,508	36,317	(4,128)	1970-2017	2016-2024
Virginia	2	837	1,192	—	—	837	1,192	2,029	(123)	1983-2006	2020-2024
Wisconsin	9	3,175	7,554	—	74	3,175	7,627	10,802	(766)	1985-1997	2021-2022
West Virginia	6	1,985	4,519	—	—	1,985	4,519	6,504	(569)	1983-2007	2020-2022

F-1

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Building Materials
Alabama	2	$2,060	$3,640	$—	$—	$2,060	$3,640	$5,700	$(977)	1975-2002	7/9/1905
Colorado	1	760	403	—	—	760	403	1,163	(108)	1983-1983	2017
Florida	1	934	638	—	—	934	638	1,572	(171)	2003	2017
Georgia	2	2,338	4,165	—	—	2,338	4,165	6,503	(1,118)	2003-2004	2017
Indiana	2	1,072	1,619	—	—	1,072	1,619	2,691	(351)	1979-1989	2020
Kentucky	1	414	200	—	—	414	200	614	(54)	1984-1984	2017
Michigan	3	4,438	8,425	—	—	4,438	8,425	12,863	(1,636)	1973-1995	2020
Ohio	6	3,011	4,573	—	—	3,011	4,573	7,584	(1,228)	1953-1996	2017
South Carolina	1	1,097	172	—	—	1,097	172	1,269	(46)	1983-1983	2017
Texas	4	5,228	3,746	—	—	5,228	3,746	8,974	(1,006)	1972-1985	2017

Car Washes
Alabama	4	$7,009	$11,318	$—	$—	$7,009	$11,318	$18,327	$(829)	2019-2024	2020-2023
Arkansas	3	2,799	11,394	—	—	2,799	11,394	14,193	(1,361)	1997-2024	2017-2022
Arizona	15	27,046	35,871	—	—	27,046	35,871	62,917	(3,834)	1988-2024	2016-2024
California	6	17,261	16,498	—	—	17,261	16,498	33,759	(625)	2004-2024	2023-2024
Colorado	5	11,343	9,801	—	—	11,343	9,801	21,144	(1,538)	2008-2024	2017-2024
Florida	8	13,302	29,693	—	283	13,302	29,977	43,279	(2,875)	2017-2021	2019-2024
Georgia	21	29,096	64,371	—	2,055	29,096	66,426	95,522	(10,239)	1967-2024	2016-2023
Iowa	2	5,930	4,573	—	—	5,930	4,573	10,503	(473)	2021-2021	2019-2022
Illinois	5	9,306	14,105	—	—	9,306	14,105	23,411	(850)	2017-2019	2020-2024
Indiana	4	2,683	15,713	—	—	2,683	15,713	18,396	(749)	1979-2024	2022
Kentucky	1	761	3,281	—	—	761	3,281	4,042	(65)	2024	2024
Louisiana	8	9,948	19,284	—	425	9,948	19,709	29,657	(1,763)	2012-2024	2017-2024
Michigan	1	1,725	4,185	—	—	1,725	4,185	5,910	—	2024	2022
Minnesota	1	1,430	3,253	—	—	1,430	3,253	4,683	(161)	2022	2023
Missouri	2	4,216	8,117	—	—	4,216	8,117	12,333	(93)	2024	2023
Mississippi	5	3,923	13,810	—	567	3,923	14,376	18,299	(1,057)	2008-2023	2020-2023
North Carolina	9	16,203	15,238	—	—	16,203	15,238	31,441	(1,314)	2003-2022	2019-2024
Nebraska	1	597	2,569	—	—	597	2,569	3,166	(342)	2021-2021	2019
New Mexico	4	2,461	12,216	—	—	2,461	12,216	14,677	(2,884)	1982-2013	2017
Nevada	5	11,776	10,385	—	—	11,776	10,385	22,161	(452)	2022	2023-2024
New York	8	6,538	24,076	—	—	6,538	24,076	30,614	(1,912)	1985-2022	2022-2023
Ohio	6	6,911	18,490	—	—	6,911	18,490	25,401	(2,157)	1990-2024	2021-2022
Oklahoma	2	2,921	5,517	—	—	2,921	5,517	8,438	(434)	2016-2024	2021-2022
South Carolina	4	5,894	9,796	—	—	5,894	9,796	15,690	(1,048)	2008-2021	2017-2024
South Dakota	6	5,890	14,859	—	1,225	5,890	16,084	21,974	(2,524)	1987-2017	2019
Tennessee	2	2,618	2,724	—	—	2,618	2,724	5,342	(159)	2023-2024	2022-2023
Texas	13	22,808	43,623	—	425	22,808	44,048	66,856	(2,481)	1970-2024	2020-2024
Virginia	15	23,330	42,604	298	259	23,628	42,863	66,491	(2,563)	1981-2024	2022-2024
Wisconsin	7	9,653	21,352	220	—	9,873	21,352	31,225	(707)	1966-2024	2023-2024

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Convenience Stores
Arkansas	7	$4,275	$6,867	$—	$50	$4,275	$6,917	$11,192	$(1,955)	1979-2012	7/11/1905
Arizona	2	2,085	2,791	—	34	2,085	2,825	4,910	(859)	1985-2002	2018
Colorado	1	272	1,047	—	—	272	1,047	1,319	(260)	1983-1983	2017
Iowa	3	1,362	2,380	—	—	1,362	2,380	3,742	(276)	1927-1996	2022
Illinois	4	3,786	3,067	—	—	3,786	3,067	6,853	(305)	1977-1999	2019-2024
Indiana	1	840	838	—	—	840	838	1,678	(322)	1999	2019
Kentucky	13	14,005	9,211	—	—	14,005	9,211	23,216	(2,492)	1990-1999	2018-2024
Minnesota	8	5,929	9,811	14	104	5,944	9,915	15,859	(3,255)	1967-2013	2017-2019
Missouri	2	1,327	1,654	—	—	1,327	1,654	2,981	(599)	1999-2003	2019-2019
North Carolina	4	3,206	2,637	—	—	3,206	2,637	5,843	(195)	1986-1991	2023-2024
New Mexico	18	16,284	17,873	—	—	16,284	17,873	34,157	(2,600)	1966-2024	2017-2024
New York	16	5,881	20,342	—	—	5,881	20,342	26,223	(6,741)	1970-2010	2016
Ohio	21	15,191	13,382	—	—	15,191	13,382	28,573	(5,021)	1996-2001	2019
Oklahoma	2	5,344	10,943	—	—	5,344	10,943	16,287	(101)	2024	2024
Pennsylvania	1	467	383	—	—	467	383	850	(172)	1996-1996	2019
South Carolina	14	18,096	16,656	—	—	18,096	16,656	34,752	(1,112)	1970-2011	2023-2024
Texas	8	12,411	21,629	—	506	12,411	22,135	34,546	(901)	1965-2024	2017-2024
Washington	1	568	508	—	—	568	508	1,076	(177)	1976	2018
Wisconsin	34	39,200	40,557	—	—	39,200	40,557	79,757	(9,725)	1950-2018	2017-2024

Early Childhood Education
Arizona	17	$11,256	$16,171	$—	$21	$11,256	$16,192	$27,448	$(2,533)	1932-2021	2018-2024
Colorado	2	2,867	5,617	—	98	2,867	5,714	8,581	(424)	1988-1988	2019-2023
Connecticut	7	4,659	9,506	—	2,404	4,659	11,910	16,569	(2,440)	1957-2018	2018-2024
Florida	10	11,540	24,460	—	—	11,540	24,460	36,000	(4,118)	1973-2016	2017-2024
Georgia	11	11,490	28,094	—	—	11,490	28,094	39,584	(4,106)	1988-2016	2016-2024
Iowa	1	636	2,199	—	—	636	2,199	2,835	(248)	2005	2021-2021
Illinois	13	8,986	32,499	—	391	8,986	32,890	41,876	(3,004)	1972-2021	2019-2024
Indiana	1	1,229	3,084	—	—	1,229	3,084	4,313	(16)	N/A	2024
Kansas	2	2,056	4,914	—	—	2,056	4,914	6,970	(1,099)	2007-2017	2017-2019
Kentucky	3	1,545	3,916	—	—	1,545	3,916	5,461	(379)	2002-2003	2019-2024
Massachusetts	2	3,677	2,911	—	—	3,677	2,911	6,588	(405)	1990	2020-2024
Michigan	5	1,850	5,450	—	—	1,850	5,450	7,301	(837)	1987-2012	2018-2022
Minnesota	5	5,157	7,591	—	—	5,157	7,591	12,748	(499)	1984-2017	2021-2023
Missouri	8	4,239	14,583	19	81	4,258	14,664	18,922	(1,323)	1986-2009	2021-2022
Mississippi	2	2,085	2,547	—	124	2,085	2,671	4,756	(710)	2002-2008	2017-2018
North Carolina	22	20,463	35,245	—	100	20,463	35,345	55,808	(4,020)	1954-2018	2020-2023
Nebraska	1	224	813	—	—	224	813	1,037	(53)	2006	2022
New Hampshire	1	711	1,733	—	—	711	1,733	2,444	(64)	N/A	2023
New Jersey	3	1,734	4,867	—	—	1,734	4,867	6,601	(748)	1986-2002	2018-2024
Nevada	2	2,480	3,451	—	—	2,480	3,451	5,931	(457)	1998-2006	2021
New York	7	2,868	9,196	—	—	2,868	9,196	12,064	(370)	1986-2007	2023-2024

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Ohio	30	23,197	61,829	31	9,321	23,228	71,150	94,378	(8,315)	1956-2023	2018-2023
Oklahoma	3	1,327	3,860	—	—	1,327	3,860	5,187	(335)	N/A	2022
Pennsylvania	12	10,670	28,267	—	—	10,670	28,267	38,937	(5,964)	1930-2010	2018-2023
South Carolina	1	1,323	5,218	—	—	1,323	5,218	6,541	(177)	2007	2023
Tennessee	3	2,356	4,420	—	—	2,356	4,420	6,776	(668)	1982-1996	2019-2024
Texas	19	16,499	38,912	—	529	16,499	39,441	55,940	(3,468)	1989-2024	2017-2024
Virginia	2	3,799	6,385	—	—	3,799	6,385	10,184	(992)	2006	2017-2021
Washington	5	2,235	5,154	—	—	2,235	5,154	7,389	(918)	1924-2002	2019
Wisconsin	9	6,979	25,474	—	—	6,979	25,474	32,453	(3,290)	1992-2007	2020-2024

Entertainment
Alabama	2	$5,806	$8,631	$—	$—	$5,806	$8,631	$14,437	$(1,750)	2002-2017	2017-2019
Arizona	5	4,903	21,304	—	—	4,903	21,304	26,207	(1,073)	1954-1981	2022-2023
California	1	1,320	2,320	—	—	1,320	2,320	3,640	(606)	1977	2017
Connecticut	3	4,681	15,584	—	—	4,681	15,584	20,265	(1,538)	1960-2019	2021-2023
Florida	2	6,456	6,815	—	4,500	6,456	11,315	17,771	(2,036)	2007	2017-2022
Iowa	1	2,560	6,120	—	—	2,560	6,120	8,680	(684)	N/A	2021
Idaho	1	886	2,768	—	—	886	2,768	3,654	(484)	2008	2019
Illinois	3	3,031	—	—	—	3,031	—	3,031	—	N/A	2024
Indiana	1	414	3,988	—	—	414	3,988	4,402	(89)	N/A	2024
Kansas	2	5,886	21,128	—	—	5,886	21,128	27,014	(1,751)	2018-2020	2022
Louisiana	2	3,403	3,115	—	—	3,403	3,115	6,518	(817)	2016	2018-2022
Maine	1	2,052	4,924	—	—	2,052	4,924	6,974	(488)	1989-1989	2021-2021
Michigan	1	693	4,593	—	2,908	693	7,501	8,194	(1,472)	1995	2017
Minnesota	10	10,877	20,806	—	—	10,877	20,806	31,683	(4,108)	1950-2009	2018-2023
Missouri	5	20,925	13,731	—	—	20,925	13,731	34,656	(3,502)	1990-2016	2022
North Carolina	3	11,014	21,176	—	—	11,014	21,176	32,190	(3,940)	1988-1996	2019-2022
Ohio	1	2,046	—	—	—	2,046	—	2,046	—	N/A	2024
Oklahoma	2	3,937	9,673	—	—	3,937	9,673	13,610	(865)	2020	2022-2024
Pennsylvania	1	823	2,028	—	—	823	2,028	2,851	(458)	2016	2019
Tennessee	2	18,026	1,873	—	—	18,026	1,873	19,899	(693)	1940-2013	2022
Texas	7	22,488	44,160	—	—	22,488	44,160	66,648	(3,264)	1981-2022	2022-2023
Utah	2	6,178	26,923	—	—	6,178	26,923	33,101	(66)	2023	2024
Virginia	1	4,821	7,264	—	—	4,821	7,264	12,085	(513)	1997	2023

Equipment Rental and Sales
Alabama	4	$5,499	$6,985	$12	$864	$5,510	$7,849	$13,359	$(790)	1974-2023	2020-2023
Arkansas	3	4,276	1,547	246	2,334	4,523	3,882	8,405	(338)	1982-1992	2019-2024
California	1	2,467	2,429	—	—	2,467	2,429	4,896	(137)	1992-1992	2023
Colorado	2	6,120	3,825	5	1,021	6,124	4,846	10,970	(1,005)	1990-2021	2020-2022
Connecticut	3	3,642	8,140	—	—	3,642	8,140	11,782	(322)	2002-2024	2020-2021
Delaware	1	3,542	720	—	1,127	3,542	1,847	5,389	(37)	1977-1977	2024
Florida	8	14,510	8,957	—	4,327	14,510	13,284	27,794	(940)	1964-2024	2019-2024

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Georgia	3	6,704	4,891	236	3,176	6,940	8,067	15,007	(1,269)	1964-2019	2019-2023
Idaho	1	1,796	1,265	—	—	1,796	1,265	3,061	(143)	1992-1992	2023
Louisiana	1	1,006	227	16	1,164	1,022	1,390	2,412	(317)	2012-2012	2020
Massachusetts	2	1,756	2,904	161	282	1,917	3,186	5,103	(423)	1971-2024	2020
Michigan	3	8,721	10,804	—	1,753	8,721	12,557	21,278	(1,835)	1987-2020	2017-2024
Minnesota	1	2,630	2,882	—	690	2,630	3,572	6,202	(142)	2023	2024
Missouri	5	5,538	6,703	21	1,536	5,558	8,238	13,796	(1,224)	1995-2015	2019-2022
North Carolina	1	1,488	649	—	1,451	1,488	2,100	3,588	(84)	1955	2023
North Dakota	2	2,278	2,124	—	2,127	2,278	4,251	6,529	(269)	2012	2022-2024
New Hampshire	5	6,186	7,901	—	982	6,186	8,882	15,068	(319)	1982-2024	2020-2024
New Mexico	1	1,686	286	25	1,862	1,711	2,148	3,859	(426)	1970	2020
New York	8	10,739	13,956	—	971	10,739	14,927	25,666	(778)	1965-2024	2020-2024
Oklahoma	3	2,819	5,127	—	—	2,819	5,127	7,946	(350)	1997-2024	2021-2023
Pennsylvania	1	751	1,678	—	—	751	1,678	2,429	(356)	1987	2020
South Carolina	1	1,777	582	—	616	1,777	1,198	2,975	(109)	1974-1974	2023
Tennessee	2	3,511	3,713	816	1,734	4,327	5,448	9,775	(942)	1985-2018	2019-2022
Texas	15	20,637	20,711	—	7,318	20,637	28,029	48,666	(2,265)	1970-2024	2020-2024
Utah	2	6,262	5,937	—	2,746	6,262	8,682	14,944	(773)	1979	2019-2024
Virginia	1	2,076	199	—	581	2,076	780	2,856	(74)	1986	2023
Vermont	2	2,072	461	—	—	2,072	461	2,533	(8)	2024	2022-2024
Washington	3	7,456	2,786	492	4,659	7,948	7,445	15,393	(735)	1959-2022	2019-2024
West Virginia	1	992	3,313	—	1,075	992	4,388	5,380	(78)	1962	2024

Grocery
Arkansas	6	$5,704	$12,942	$—	$1,425	$5,704	$14,367	$20,071	$(2,061)	1986-2020	2020-2021
Colorado	3	1,524	8,059	—	—	1,524	8,059	9,583	(402)	2001-2011	2023
Michigan	2	4,638	12,813	—	—	4,638	12,813	17,451	(1,045)	1969	2021-2024
Missouri	10	5,661	16,938	—	—	5,661	16,938	22,599	(2,851)	1970-2013	2020-2021
North Carolina	1	762	1,300	—	—	762	1,300	2,062	(309)	1992	2018
Oklahoma	3	1,606	8,726	—	—	1,606	8,726	10,332	(1,428)	1987-1993	2019-2020
Vermont	6	3,008	6,264	—	—	3,008	6,264	9,272	(23)	1960-2008	2024
Wisconsin	9	21,526	83,676	250	—	21,776	83,676	105,452	(7,539)	1982-2017	2021-2024

Health and Fitness
Alabama	1	$1,102	$2,412	$—	$—	$1,102	$2,412	$3,514	$(604)	2007	2017
Arizona	1	4,109	4,264	—	—	4,109	4,264	8,373	(587)	2021	2018
Colorado	1	1,484	4,491	—	—	1,484	4,491	5,975	(968)	1989	2017
Florida	2	5,291	5,975	—	2,572	5,291	8,546	13,837	(967)	1983-2000	2019-2021
Georgia	2	5,848	7,093	—	—	5,848	7,093	12,941	(866)	2005-2019	2017-2023
Iowa	1	2,505	4,294	—	—	2,505	4,294	6,799	—	2024	2023
Illinois	1	1,133	2,226	—	2,150	1,133	4,376	5,509	(674)	1986	2019
Indiana	2	3,732	6,298	—	—	3,732	6,298	10,030	(192)	2024	2023-2024
Kansas	2	3,601	4,909	—	—	3,601	4,909	8,510	—	2024	2023-2024

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Kentucky	1	868	2,186	—	—	868	2,186	3,054	(507)	1994	2017
Massachusetts	3	10,541	29,129	316	3,766	10,857	32,896	43,753	(5,289)	2004-2009	2018
Michigan	1	2,509	—	—	—	2,509	—	2,509	—	1983	2024
Minnesota	1	886	4,746	—	—	886	4,746	5,632	(86)	2024	2024
North Carolina	1	912	883	761	1,875	1,674	2,759	4,433	(401)	1972	2018
Nebraska	1	781	—	—	—	781	—	781	—	1970	2024
New Mexico	1	938	1,503	—	—	938	1,503	2,441	(401)	2016	2017
Nevada	1	491	2,543	—	—	491	2,543	3,034	(428)	1970	2019
Oklahoma	6	10,489	28,786	—	559	10,489	29,346	39,835	(1,879)	1979-2024	2018-2024
Oregon	1	2,024	2,468	—	2,300	2,024	4,768	6,792	(643)	1999	2018
South Carolina	5	4,516	9,463	—	330	4,516	9,793	14,309	(1,867)	1993-2010	2018-2019
Texas	9	18,987	29,960	—	440	18,987	30,401	49,388	(1,750)	1974-2024	2019-2024
Utah	1	1,937	4,209	—	—	1,937	4,209	6,146	(965)	1984	2016

Home Furnishings
Michigan	2	$3,369	$24,427	$69	$3,119	$3,438	$27,545	$30,983	$(5,858)	1987-1992	7/9/1905
Missouri	1	273	4,683	—	—	273	4,683	4,956	(768)	2007	2018

Industrial
Connecticut	4	$6,173	$19,694	$—	$—	$6,173	$19,694	$25,867	$(1,265)	N/A	7/15/1905
Florida	5	10,576	5,299	—	—	10,576	5,299	15,875	(548)	1960-2003	2020-2023
Iowa	2	734	3,261	—	—	734	3,261	3,995	(217)	1991-1993	2022
Illinois	2	3,958	1,744	—	—	3,958	1,744	5,702	(204)	1951-1987	2022
Indiana	5	1,789	6,261	—	—	1,789	6,261	8,050	(474)	2000-2022	2022
Louisiana	1	490	761	—	1,783	490	2,544	3,034	(154)	N/A	2022
Massachusetts	1	272	998	—	—	272	998	1,270	(57)	N/A	2023
Mississippi	1	2,198	3,351	—	—	2,198	3,351	5,549	(306)	N/A	2022
North Carolina	1	909	746	—	—	909	746	1,655	(163)	N/A	2022
North Dakota	3	1,354	2,860	—	—	1,354	2,860	4,214	(130)	1954-1965	2023
New Mexico	1	695	6,332	—	—	695	6,332	7,027	(13)	2024	2024
Ohio	1	902	2,330	—	—	902	2,330	3,232	(197)	2000	2022
Oklahoma	1	922	5,548	—	—	922	5,548	6,470	(276)	N/A	2023
Pennsylvania	1	678	2,922	—	—	678	2,922	3,600	(258)	1989	2022
South Dakota	1	1,250	2,950	—	—	1,250	2,950	4,200	(299)	1992	2021
Tennessee	2	861	2,139	—	—	861	2,139	3,000	(133)	1997-2008	2022
Texas	2	6,234	10,297	—	—	6,234	10,297	16,531	(1,537)	2004-2008	2021-2024
Virginia	1	679	3,839	—	—	679	3,839	4,518	(415)	1964	2021-2021
Washington	1	4,383	110	—	—	4,383	110	4,493	(73)	2019	2023
Wisconsin	1	556	3,634	—	—	556	3,634	4,190	(18)	N/A	2024

Medical / Dental
Alabama	6	$1,713	$9,755	$—	$—	$1,713	$9,755	$11,468	$(1,528)	1990-2012	2016-2024
Arkansas	16	4,013	12,692	—	497	4,013	13,189	17,202	(2,372)	1950-2017	2018-2021

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Arizona	4	5,606	6,790	—	1,913	5,606	8,703	14,309	(538)	1951-1967	2016-2024
California	2	1,260	2,863	—	—	1,260	2,863	4,123	(242)	1989	2021-2024
Connecticut	2	1,889	1,675	—	—	1,889	1,675	3,564	(327)	1840-2009	2021
Florida	16	17,314	57,776	—	200	17,314	57,976	75,290	(3,862)	1934-2019	2016-2024
Georgia	10	14,278	38,544	—	—	14,278	38,544	52,822	(1,914)	1960-2024	2016-2024
Iowa	3	1,252	2,085	—	—	1,252	2,085	3,337	(142)	1963-1990	2022
Illinois	11	4,816	14,474	—	—	4,816	14,474	19,290	(1,778)	1967-2008	2016-2023
Indiana	6	7,320	15,391	—	—	7,320	15,391	22,711	(1,519)	1976-2021	2016-2024
Kentucky	1	199	474	—	—	199	474	673	(128)	2000	2017
Massachusetts	4	853	2,784	—	—	853	2,784	3,637	(412)	1850-2005	2016-2020
Michigan	4	2,401	9,443	—	—	2,401	9,443	11,844	(913)	2007	2019-2021
Missouri	11	3,543	9,169	—	775	3,543	9,944	13,487	(1,319)	1979-2015	2016-2022
Mississippi	4	1,302	13,437	—	—	1,302	13,437	14,739	(1,797)	1970-2006	2016-2021
North Carolina	8	4,066	12,764	—	—	4,066	12,764	16,830	(855)	1996-2019	2021-2024
New Hampshire	7	5,304	18,868	—	—	5,304	18,868	24,172	(1,399)	1890-1984	2016-2023
New Jersey	1	1,731	6,560	—	—	1,731	6,560	8,291	(227)	2010	2023
New York	6	1,032	3,736	—	—	1,032	3,736	4,768	(488)	1940-2010	2016-2023
Ohio	25	13,672	34,052	—	189	13,672	34,241	47,913	(3,514)	1907-2017	2017-2024
Oklahoma	7	1,472	6,767	—	—	1,472	6,767	8,239	(773)	1964-2018	2021-2022
Oregon	3	5,256	5,408	—	—	5,256	5,408	10,664	(258)	2000-2024	2020-2024
Pennsylvania	2	505	3,641	—	—	505	3,641	4,146	(318)	N/A	2022
South Carolina	7	4,836	10,564	—	—	4,836	10,564	15,400	(1,542)	1936-1998	2016-2021
Texas	51	33,787	129,359	—	1,680	33,787	131,039	164,826	(18,413)	1940-2019	2016-2024
Virginia	1	1,172	3,965	—	—	1,172	3,965	5,137	(41)	2017	2024
Vermont	1	357	916	—	—	357	916	1,273	(99)	N/A	2021
Wyoming	1	620	2,550	—	—	620	2,550	3,170	(604)	2001	2017

Movie Theatres
Alabama	2	$3,011	$10,643	$218	$—	$3,229	$10,643	$13,872	$(2,710)	2001-2013	2016-2018
North Carolina	1	1,826	2,798	—	—	1,826	2,798	4,624	(673)	2004	2018-2018
Ohio	1	2,126	10,097	—	—	2,126	10,097	12,223	(2,026)	1989	2017
South Carolina	1	1,465	7,081	—	—	1,465	7,081	8,546	(1,483)	2006	2017
Wisconsin	1	3,159	3,755	212	—	3,371	3,755	7,126	(1,083)	1997	2017

Other Services
Alabama	1	$312	$176	$—	$—	$312	$176	$488	$(86)	1978	2016
Colorado	2	2,706	3,861	—	—	2,706	3,861	6,567	(199)	2002	2016-2024
Georgia	5	2,293	7,204	—	—	2,293	7,204	9,497	(1,172)	1895-1998	2018-2023
Indiana	9	5,228	22,374	—	—	5,228	22,374	27,602	(176)	N/A	2024
Kentucky	2	1,503	4,613	—	—	1,503	4,613	6,116	(701)	1882-1999	2018-2022
North Carolina	5	6,390	7,954	—	—	6,390	7,954	14,344	(625)	1973	2018-2024
Ohio	3	246	1,056	—	—	246	1,056	1,302	(44)	1855-1863	2023
Oklahoma	1	2,257	2,073	—	—	2,257	2,073	4,330	(383)	2006	2021

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Pennsylvania	2	3,771	625	—	—	3,771	625	4,396	(25)	2024	2023-2024
South Carolina	5	3,056	5,810	—	—	3,056	5,810	8,866	(468)	1937-2006	2016-2023
Tennessee	14	10,757	19,485	—	—	10,757	19,485	30,242	(3,001)	1870-2010	2016-2022
Texas	6	15,090	17,940	729	—	15,819	17,940	33,759	(2,757)	2006-2021	2021-2022
Virginia	1	1,259	1,786	—	—	1,259	1,786	3,045	(461)	1991	2018
Wisconsin	3	1,028	1,781	—	—	1,028	1,781	2,809	(69)	1997-2011	2023

Pet Care Services
Alabama	1	$2,359	$4,730	$—	$—	$2,359	$4,730	$7,089	$(292)	2023	2021
Arkansas	3	2,741	10,657	—	—	2,741	10,657	13,398	(793)	1979-2023	2017-2023
Arizona	2	2,386	2,589	13	1,575	2,399	4,164	6,563	(691)	1990-2008	2018
California	1	4,598	2,504	—	—	4,598	2,504	7,102	(38)	N/A	2024
Florida	4	2,933	4,718	—	—	2,933	4,718	7,651	(1,074)	2003-2023	2018-2021
Georgia	4	2,544	2,639	—	—	2,544	2,639	5,183	(394)	1950-2007	2019-2021
Illinois	3	1,475	1,504	—	—	1,475	1,504	2,979	(441)	1976-1995	2019
Indiana	6	2,672	6,648	—	—	2,672	6,648	9,320	(1,039)	1952-2024	2017-2019
Louisiana	1	485	701	—	183	485	884	1,369	(157)	2007	2019
Maryland	1	586	1,881	16	34	602	1,915	2,517	(255)	1988	2020
Missouri	1	537	752	—	—	537	752	1,289	(153)	1986-1986	2019
North Carolina	3	1,561	5,909	—	—	1,561	5,909	7,470	(712)	2014	2019-2021
Nebraska	1	381	332	—	—	381	332	713	(123)	1967	2019
New York	1	327	697	—	—	327	697	1,024	(47)	N/A	2023
Oklahoma	1	225	283	—	—	225	283	508	(104)	1993	2019
Oregon	1	192	324	—	—	192	324	516	(57)	1990-1990	2019
South Carolina	2	1,808	1,017	—	—	1,808	1,017	2,825	(199)	1994	2019-2023
Texas	2	2,923	7,667	—	—	2,923	7,667	10,590	(462)	2023	2021

Restaurants - Casual Dining
Alabama	5	$2,954	$7,305	$—	$—	$2,954	$7,305	$10,259	$(1,889)	1977-2007	2016-2017
Arkansas	1	1,392	1,929	—	—	1,392	1,929	3,321	(97)	2005	2023
Arizona	4	4,534	6,028	—	—	4,534	6,028	10,562	(283)	2002	2023-2024
California	1	1,044	1,386	—	—	1,044	1,386	2,430	(39)	N/A	2024
Colorado	5	6,278	9,228	—	—	6,278	9,228	15,506	(987)	1993	2016-2024
Florida	10	9,467	17,052	55	279	9,522	17,332	26,854	(3,193)	1988-2023	2016-2024
Georgia	6	5,991	8,193	—	600	5,991	8,793	14,784	(2,025)	1982-2005	2016-2023
Iowa	4	2,078	6,311	—	—	2,078	6,311	8,389	(984)	1950-2005	2018-2022
Illinois	4	4,947	11,178	50	18	4,997	11,195	16,192	(253)	1993-2019	2018-2024
Indiana	2	2,387	1,827	—	—	2,387	1,827	4,214	(100)	1999-2006	2020-2023
Kansas	2	3,045	1,382	—	—	3,045	1,382	4,427	(255)	2005	2021-2022
Kentucky	3	1,798	3,643	—	—	1,798	3,643	5,441	(465)	2001-2010	2019-2022
Louisiana	8	9,528	7,723	—	—	9,528	7,723	17,251	(427)	1984-2015	2016-2024
Massachusetts	10	12,982	14,943	—	—	12,982	14,943	27,925	(2,102)	1985-2008	2021-2021
Maryland	3	4,440	4,991	—	—	4,440	4,991	9,431	(772)	2003-2005	2017-2023

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Michigan	10	6,569	14,905	—	—	6,569	14,905	21,474	(2,587)	1906-2003	2019-2022
Minnesota	2	7,921	14,090	—	—	7,921	14,090	22,011	(882)	1905-1947	2022
Missouri	6	11,010	13,268	—	—	11,010	13,268	24,278	(1,124)	2001-2023	2017-2024
Mississippi	4	5,540	3,043	—	—	5,540	3,043	8,583	(191)	1978-2014	2017-2024
North Carolina	1	594	2,391	—	—	594	2,391	2,985	(103)	2020	2023
Nebraska	1	545	1,905	—	—	545	1,905	2,450	(138)	N/A	2023
New Hampshire	1	1,978	2,127	—	—	1,978	2,127	4,105	(210)	1974	2021
New Jersey	8	9,625	28,327	—	—	9,625	28,327	37,952	(2,084)	1941-2005	2022
Ohio	7	11,701	19,833	—	—	11,701	19,833	31,534	(1,400)	1988-2004	2019-2024
Oklahoma	1	2,039	—	—	—	2,039	—	2,039	—	2024	2023
Pennsylvania	5	6,632	11,046	—	—	6,632	11,046	17,678	(825)	1880-2003	2022-2023
Rhode Island	1	830	1,171	—	—	830	1,171	2,001	(166)	1996	2021
South Carolina	2	2,603	1,768	—	29	2,603	1,797	4,400	(163)	2002-2003	2017-2023
South Dakota	2	3,049	4,190	—	—	3,049	4,190	7,239	(434)	2000	2021-2023
Tennessee	1	683	737	—	—	683	737	1,420	(189)	2003	2017
Texas	8	12,182	14,057	—	—	12,182	14,057	26,239	(1,174)	1999-2018	2016-2024
Virginia	4	5,421	7,302	—	—	5,421	7,302	12,722	(588)	2000-2005	2019-2024
Wisconsin	8	6,711	14,511	—	—	6,711	14,511	21,222	(48)	2000-2001	2024
West Virginia	2	953	3,180	—	—	953	3,180	4,134	(309)	1997-2006	2022

Restaurants - Family Dining
Florida	1	$467	$421	$—	$150	$467	$571	$1,038	$(408)	1997	2016
Georgia	11	9,107	21,518	—	1,312	9,107	22,830	31,937	(1,876)	1968-2019	2017-2023
Iowa	1	804	563	—	—	804	563	1,367	(194)	1994	2016
Illinois	2	3,209	7,414	—	—	3,209	7,414	10,623	(226)	1978	2016-2024
Michigan	3	2,148	2,847	—	—	2,148	2,847	4,995	(514)	1973-2000	2019
Minnesota	4	2,433	2,451	—	—	2,433	2,451	4,884	(882)	1975-1991	2016
Missouri	2	1,038	1,153	—	—	1,038	1,153	2,191	(393)	1978-1979	2016
Pennsylvania	1	784	756	6	61	790	817	1,607	(273)	1995	2017
South Carolina	2	1,930	2,111	—	—	1,930	2,111	4,041	(385)	1978-2008	2020
Wisconsin	2	1,967	2,955	—	—	1,967	2,955	4,922	(715)	1976-2018	2016-2019

Restaurants - Quick Service
Alaska	1	$428	$1,524	$—	$350	$428	$1,874	$2,302	$(364)	1972-1972	7/10/1905
Alabama	27	7,864	16,276	—	153	7,864	16,429	24,293	(3,630)	1972-2024	2016-2023
Arkansas	17	9,379	16,059	—	15	9,379	16,074	25,453	(2,601)	1977-2019	2016-2024
California	1	467	533	—	—	467	533	1,000	(169)	1993	2016
Colorado	1	698	1,036	—	—	698	1,036	1,734	(246)	1999	2018
Florida	18	14,341	20,085	—	—	14,341	20,085	34,426	(2,454)	1976-2024	2016-2024
Georgia	49	23,088	35,566	—	—	23,088	35,566	58,654	(6,868)	1975-2024	2016-2024
Iowa	7	2,268	6,367	—	75	2,268	6,442	8,710	(1,819)	1950-2004	2016-2019
Illinois	4	2,133	7,361	—	—	2,133	7,361	9,494	(462)	1950-2013	2016-2024
Indiana	12	8,647	12,622	—	—	8,647	12,622	21,269	(1,040)	2003-2023	2019-2023

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2024 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Kansas	1	194	777	—	—	194	777	971	(186)	1971	2017
Kentucky	12	5,408	8,327	—	402	5,408	8,730	14,138	(1,555)	1969-2020	2016-2022
Louisiana	6	4,808	4,697	—	—	4,808	4,697	9,505	(767)	1983-2023	2019-2023
Massachusetts	9	5,251	5,131	—	—	5,251	5,131	10,382	(1,009)	1965-1987	2020
Maryland	1	338	624	—	—	338	624	962	(123)	2002-2002	2019
Michigan	11	3,579	8,554	—	—	3,579	8,554	12,133	(1,900)	1969-2015	2016-2024
Missouri	5	3,067	4,650	—	—	3,067	4,650	7,717	(542)	1987-2004	2016-2023
Mississippi	35	15,545	23,124	—	390	15,545	23,515	39,060	(4,064)	1968-2023	2016-2023
Montana	1	806	735	—	—	806	735	1,541	(83)	2023	2022
North Carolina	11	11,121	10,700	—	411	11,121	11,111	22,232	(507)	1986-2024	2016-2024
Nebraska	1	304	1,301	—	—	304	1,301	1,605	(384)	1998-1998	2016
New York	3	3,765	3,405	—	400	3,765	3,805	7,570	(1,127)	1968-2000	2016-2019
Ohio	9	3,710	10,833	—	—	3,710	10,833	14,543	(1,510)	1964-2024	2016-2022
Oklahoma	13	12,422	13,653	—	—	12,422	13,653	26,075	(1,417)	1965-2024	2020-2024
Oregon	1	252	131	—	—	252	131	383	(54)	2015	2016
Pennsylvania	3	1,369	1,710	—	—	1,369	1,710	3,079	(543)	1963-1994	2016-2019
South Carolina	8	5,453	8,515	—	—	5,453	8,515	13,968	(661)	1977-2009	2016-2024
Tennessee	20	11,922	16,126	—	354	11,922	16,480	28,402	(3,361)	1974-2023	2016-2023
Texas	43	32,873	35,803	—	1,501	32,873	37,304	70,177	(5,416)	1970-2020	2016-2024
Wisconsin	5	1,260	3,849	—	85	1,260	3,934	5,194	(306)	1981-2006	2016-2024
West Virginia	6	1,293	3,137	—	—	1,293	3,137	4,430	(892)	1976-1994	2016

Vacant Properties
Georgia	1	$256	$362	$—	$83	$256	$445	$701	$(137)	1978	2017
Illinois	1	472	1,376	—	—	472	1,376	1,848	(309)	1991	2019
Louisiana	1	634	1,556	—	—	634	1,556	2,190	(537)	1993	2017
South Carolina	1	167	394	—	17	167	411	578	(104)	2014	2020
Washington	2	1,176	2,542	—	—	1,176	2,542	3,718	(762)	1982-1999	2019
Wyoming	1	424	930	—	—	424	930	1,354	(274)	1982-1982	2019

Grand Total	1,942	$1,859,547	$3,427,861	$6,063	$108,139	$1,865,610	$3,536,000	$5,401,610	$(425,190)
_____________________________________
(a)As of December 31, 2024, the Company had investments in 2,104 single-tenant real estate property locations including 1,946 owned properties, 8 ground lease interests and 150 properties securing mortgage notes receivable. Three of the Company’s owned properties are subject to leases accounted for as direct financing leases and are excluded from the table above. Additionally, the table above excludes four owned properties which are accounted for as loans receivable, as the leases contain purchase options, and five owned properties which are held for sale as of December 31, 2024. Initial costs exclude intangible lease assets totaling $82.9 million.
(b)Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate or partial land dispositions.
(c)The aggregate cost for federal income tax purposes is $5.0 billion.

(d)The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Balance, beginning of period	$4,480,314	$3,669,317	$3,040,073
Additions
Acquisitions	818,088	887,407	751,610
Improvements	217,314	51,323	27,609
Deductions
Provisions for impairment of real estate	(14,845)	(3,548)	(20,164)
Real estate investments held for sale	(10,018)	(7,455)	(4,780)
Cost of real estate sold	(89,319)	(116,029)	(123,081)
Other	76	(701)	(1,949)
Balance, end of period	$5,401,610	$4,480,314	$3,669,317
(e)The following is a reconciliation of accumulated depreciation for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Balance, beginning of period	$321,944	$238,022	$169,126
Additions
Depreciation expense	115,371	95,527	80,647
Deductions
Accumulated depreciation associated with real estate investments sold and held for sale	(12,125)	(11,605)	(11,751)
Balance, end of period	$425,190	$321,944	$238,022
(f)Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.
See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2024
(Dollar amounts in thousands)

Description	# of Properties	Interest Rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Early Childhood Education Centers located in Florida	2	8.80%	5/9/2039	Interest only	Balloon - $12,000	None	$12,000	$11,864	None
Early Childhood Education Centers located in Florida	2	8.53%	7/17/2039	Interest only	Balloon - $7,300	None	7,300	7,213	None
Quick Service Restaurants located in fifteen states	69	7.79%	8/31/2034	Interest only	Balloon - $51,000	None	51,000	50,995	None
Early Childhood Education Center located in Florida	1	8.42%	2/29/2040	Interest only	Balloon - $5,300	None	5,300	5,243	None
Convenience Store located in Minnesota	1	8.54%	12/31/2026	Interest only	Balloon - $1,525	None	1,525	1,501	None
Convenience Stores located in Wisconsin and Iowa	2	8.33%	12/31/2026	Interest only	Balloon - $994	None	994	974	None
Casual Dining Restaurants located in Kentucky and Ohio	2	6.87%	5/31/2036	Interest only	Balloon - $2,520	None	2,520	2,520	None
Convenience Stores located in Iowa	2	8.33%	12/31/2026	Interest only	Balloon - $2,389	None	2,389	2,332	None
Entertainment Center located in New Jersey	1	8.99%	9/30/2051	Principal + Interest	Fully amortizing	None	29,100	29,088	None
Car Washes located in Nevada	5	7.30%	12/31/2036	Interest only	Balloon - $25,714	None	25,714	25,711	None
Car Wash located in Florida	1	7.73%	12/29/2036	Interest only	Balloon - $2,470	None	2,470	2,464	None
Casual Dining Restaurant located in Michigan	1	9.63%	1/31/2040	Interest only	Balloon - $1,754	None	1,754	1,740	None
Quick Service Restaurants located in three states	13	7.00%	2/28/2027	Interest only	Balloon - $10,070	None	10,070	10,016	None
Car Wash located in New Jersey	1	7.73%	3/31/2037	Interest only	Balloon - $3,600	None	3,600	3,591	None
Convenience Store located in Minnesota	1	8.29%	12/31/2026	Interest only	Balloon - $760	None	760	738	None
Car Wash located in Nevada	1	7.33%	12/31/2036	Interest only	Balloon - $4,960	None	4,960	4,946	None
Car Wash located in Nevada	1	7.43%	12/31/2036	Interest only	Balloon - $4,800	None	4,800	4,787	None
Car Washes located in three states	4	8.64%	12/31/2037	Interest only	Balloon - $12,250	None	12,250	12,246	None
Car Washes located in five states	9	8.85%	12/31/2037	Interest only	Balloon - $25,993	None	25,993	25,938	None
Entertainment Center located in Missouri	1	8.84%	1/13/2038	Interest only	Balloon - $10,200	None	10,200	10,189	None
Fitness Center located in Florida	1	8.10%	11/30/2025	Interest only	Balloon - $8,654	None	8,654	8,632	None
Medical / Dental Facilities located in five states	5	10.19%	1/31/2039	Interest only	Balloon - $16,059	None	16,059	16,057	None

Description	# of Properties	Interest Rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Early Childhood Education Centers located in four states	14	10.00%	6/30/2044	Interest only	Balloon - $57,454	None	57,454	57,450	None
Entertainment Center Located in New Jersey	1	10.20%	7/31/2034	Interest only	Balloon - $7,560	None	7,560	7,559	None
Convenience Store located in Texas	1	8.00%	8/13/2027	Interest only	Balloon - $900	None	900	886	None
Medical / Dental Facilities located in six states	6	10.18%	10/1/2039	Interest only	Balloon - $17,450	None	17,450	17,441	None
Early Childhood Education Centers located in Arizona	2	8.25%	9/30/2044	Interest only	Balloon - $6,400	None	6,400	6,392	None
							$329,176	$328,513
The following table shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Balance, beginning of period	$220,121	$233,978	$181,419
Additions:
New mortgage loans	100,427	13,091	126,784
Subsequent funding on existing mortgage loans	17,459	—	17,236
Deductions:
Collections of principal	(9,485)	(27,029)	(91,488)
Provision for credit losses	(9)	81	27
Balance, end of period	$328,513	$220,121	$233,978
See accompanying report of independent registered public accounting firm.