Form 10-Q
period 2025-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2025-04-23
CIK 1728951

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
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2025, the registrant had 197,512,316 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$1,949,333	$1,865,610
Building and improvements	3,796,460	3,536,000
Lease incentives	18,622	17,903
Construction in progress	88,295	153,789
Intangible lease assets	98,190	94,047
Total real estate investments, at cost	5,950,900	5,667,349
Less: accumulated depreciation and amortization	(510,188)	(476,827)
Total real estate investments, net	5,440,712	5,190,522
Loans and direct financing lease receivables, net	354,716	352,066
Real estate investments held for sale, net	3,446	10,018
Net investments	5,798,874	5,552,606
Cash and cash equivalents	47,003	40,713
Restricted cash	—	4,265
Straight-line rent receivable, net	153,985	143,435
Derivative assets	17,744	27,714
Rent receivables, prepaid expenses and other assets, net	39,307	29,949
Total assets(1)	$6,056,913	$5,798,682

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,722,094	$1,721,114
Senior unsecured notes, net	396,542	396,403
Revolving credit facility	—	—
Intangible lease liabilities, net	10,399	10,700
Dividend payable	58,655	55,608
Derivative liabilities	20,099	7,585
Accrued liabilities and other payables	25,887	35,145
Total liabilities(1)	2,233,676	2,226,555
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 197,512,316 and 187,537,592 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,974	1,875
Additional paid-in capital	3,940,268	3,658,219
Distributions in excess of cumulative earnings	(121,862)	(113,302)
Accumulated other comprehensive (loss) income	(5,409)	16,886
Total stockholders' equity	3,814,971	3,563,678
Non-controlling interests	8,266	8,449
Total equity	3,823,237	3,572,127
Total liabilities and equity	$6,056,913	$5,798,682
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of March 31, 2025 and December 31, 2024, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $58.4 million and $55.4 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Revenues:
Rental revenue	$121,792	$98,510
Interest on loans and direct financing lease receivables	7,525	4,740
Other revenue, net	37	251
Total revenues	129,354	103,501

Expenses:
General and administrative	11,543	9,358
Property expenses	2,257	993
Depreciation and amortization	34,993	28,525
Provision for impairment of real estate	5,883	3,752
Change in provision for credit losses	44	2
Total expenses	54,720	42,630
Other operating income:
Gain on dispositions of real estate, net	4,984	1,512
Income from operations	79,618	62,383
Other (expense)/income:
Interest expense	(23,793)	(15,597)
Interest income	614	493
Income before income tax expense	56,439	47,279
Income tax expense	158	156
Net income	56,281	47,123
Net income attributable to non-controlling interests	(173)	(148)
Net income attributable to stockholders	$56,108	$46,975

Basic weighted average shares outstanding	188,460,600	167,290,702
Basic net income per share	$0.30	$0.28

Diluted weighted average shares outstanding	190,955,103	168,854,601
Diluted net income per share	$0.29	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Net income	$56,281	$47,123
Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(18,170)	27,831
Cash flow hedge gain reclassified to interest expense	(4,194)	(8,200)
Total other comprehensive (loss) income	(22,364)	19,631
Comprehensive income	33,917	66,754
Net income attributable to non-controlling interests	(173)	(148)
Other comprehensive loss attributable to non-controlling interests	69	56
Comprehensive income attributable to stockholders	$33,813	$66,662
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2024	187,537,592	1,875	3,658,219	(113,302)	16,886	3,563,678	8,449	3,572,127
Common stock issuance	9,732,006	97	278,526	—	—	278,623	—	278,623
Common stock withheld related to net share settlement of equity awards	—	—	—	(6,300)	—	(6,300)	—	(6,300)
Costs related to issuance of common stock	—	—	(443)	—	—	(443)	—	(443)
Other comprehensive loss	—	—	—	—	(22,295)	(22,295)	(69)	(22,364)
Equity-based compensation expense	242,718	2	3,966	—	—	3,968	—	3,968
Dividends declared on common stock and OP Units	—	—	—	(58,368)	—	(58,368)	(287)	(58,655)
Net income	—	—	—	56,108	—	56,108	173	56,281
Balance at March 31, 2025	197,512,316	$1,974	$3,940,268	$(121,862)	$(5,409)	$3,814,971	$8,266	$3,823,237
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2023	164,635,150	$1,646	$3,078,459	$(105,545)	$4,019	$2,978,579	$8,423	$2,987,002
Common stock issuance	10,508,096	105	244,630	—	—	244,735	—	244,735
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,277)	—	(3,277)	—	(3,277)
Costs related to issuance of common stock	—	—	(366)	—	—	(366)	—	(366)
Other comprehensive income	—	—	—	—	19,575	19,575	56	19,631
Equity-based compensation expense	163,140	2	2,945	—	—	2,947	—	2,947
Dividends declared on common stock and OP Units	—	—	—	(50,079)	—	(50,079)	(157)	(50,236)
Net income	—	—	—	46,975	—	46,975	148	47,123
Balance at March 31, 2024	175,306,386	$1,753	$3,325,668	$(111,926)	$23,594	$3,239,089	$8,470	$3,247,559
The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$56,281	$47,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,993	28,525
Amortization of lease incentives	295	306
Amortization of above/below market leases and right of use assets, net	(43)	(87)
Amortization of deferred financing costs and other non-cash interest expense	1,725	1,159
Provision for impairment of real estate	5,883	3,752
Change in provision for credit losses	44	2
Gain on dispositions of real estate, net	(4,984)	(1,512)
Straight-line rent receivable, net	(12,129)	(9,980)
Equity-based compensation expense	3,968	2,945
Adjustment to rental revenue for tenant credit	1,565	1
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(1,001)	411
Accrued liabilities and other payables	(9,434)	(5,893)
Net cash provided by operating activities	77,163	66,752
Cash flows from investing activities:
Proceeds from sales of investments, net	22,718	16,469
Principal collections on loans and direct financing lease receivables	2,680	2,841
Investments in loans receivable	(3,724)	(14,894)
Deposits for prospective real estate investments	(2,345)	(675)
Investment in real estate, including capital expenditures	(265,772)	(196,495)
Investment in construction in progress	(36,661)	(37,944)
Lease incentives paid	(1,005)	(25)
Net cash used in investing activities	(284,109)	(230,723)
Cash flows from financing activities:
Borrowings under revolving credit facility	155,000	—
Repayments under revolving credit facility	(155,000)	—
Payments for taxes related to net settlement of equity awards	(6,300)	(3,277)
Deferred financing costs	(7,508)	—
Proceeds from issuance of common stock, net	278,623	244,735
Offering costs	(236)	(104)
Dividends paid	(55,608)	(47,182)
Net cash provided by financing activities	208,971	194,172
Net decrease in cash and cash equivalents and restricted cash	2,025	30,201
Cash and cash equivalents and restricted cash, beginning of period	44,978	48,963
Cash and cash equivalents and restricted cash, end of period	$47,003	$79,164
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$47,003	$79,161
Restricted cash	—	3
Cash and cash equivalents and restricted cash, end of period	$47,003	$79,164
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,038	$17,411
Cash paid for income taxes	170	179

Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$100,490	$12,640
Net settlement of proceeds on the sale of investments	(1,650)	—
Non-cash investment in loan receivable activity	1,650	—
Unrealized (loss) gain on cash flow hedges	(18,170)	27,831
Payable and accrued offering costs	322	262
Dividends declared and unpaid	58,655	50,236
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
March 31, 2025
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2025 and December 31, 2024, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Reportable Segments
ASC Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned and leased to tenants on a long-term basis and loans and direct financing lease receivables secured by real estate. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment. The chief operating decision maker, which is the Company's Chief Executive Officer, determines resource allocations based on characteristics of potential future investments (e.g., return on investment, tenant credit quality, industry type, and geographic location) and assesses the performance of the Company's existing portfolio based on consolidated net income as presented in the accompanying consolidated statements of operations.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Depreciation on real estate investments	$33,543	$26,866
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Provision for impairment of real estate	$5,883	$3,752
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
As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $47.0 million and $40.7 million, respectively, of which $46.5 million and $40.2 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
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

	Three months ended March 31,
(in thousands)	2025	2024
Contingent rent	$207	$238
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
The Company recorded the following adjustments as decreases to rental revenue for tenant credit during the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Adjustment to decrease rental revenue for tenant credit	$(1,565)	$(1)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of March 31, 2025 and December 31, 2024, the Company capitalized a total of $92.8 million and $92.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of March 31, 2025 and December 31, 2024, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of March 31, 2025 or December 31, 2024. The 2023, 2022 and 2021 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
The Company grants shares of restricted stock units (“RSUs”) and long-term incentive plan units ("LTIP Units") in its Operating Partnership to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also grants performance-based RSUs and performance-based LTIP Units to executive officers, the final number of which is determined based on objective and, with respect to performance-based RSUs issued prior to 2024, subjective performance conditions which vest over a multi-year period, subject to the recipient’s continued service. LTIP Units are a class of partnership units issued by the Operating Partnership which are convertible to limited partnership interests in the Operating Partnership ("OP Units") upon satisfaction of certain conditions, including those relating to service and performance.
The Company accounts for RSUs and LTIP Units in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollars in thousands)	March 31, 2025	December 31, 2024
Number of VIEs	50	49
Aggregate carrying value	$330,368	$327,423
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of March 31, 2025 and December 31, 2024. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of March 31, 2025 and December 31, 2024.
Recent Accounting Developments
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) and ASU 2024-09, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures about a public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative (SG&A); and research and development (R&D). All publicly traded REITs will be impacted by the ASU, as it applies to all public companies. ASU 2024-09 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	March 31, 2025	December 31, 2024
Owned properties (1)	1,982	1,946
Properties securing investments in mortgage loans (2)	148	150
Ground lease interests	8	8
Total number of investments	2,138	2,104
_____________________________________
(1)Includes seven properties which are subject to leases accounted for as direct financing leases or loans as of March 31, 2025 and December 31, 2024.
(2)Properties secure 26 and 25 mortgage loans receivable as of March 31, 2025 and December 31, 2024, respectively.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	March 31, 2025	December 31, 2024
Real estate investments, at cost	$5,950,900	$5,667,349
Loans and direct financing lease receivables, net	354,716	352,066
Real estate investments held for sale, net	3,446	10,018
Total gross investments	$6,309,062	$6,029,433

Investments in 2025 and 2024
The following table presents information about the Company’s investment activity during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(Dollar amounts in thousands)	2025	2024
Ownership type	Fee Interest	Fee Interest
Number of properties	47	74

Investment allocation:
Land and improvements	$74,773	$95,254
Building and improvements	184,900	101,822
Intangible lease assets	5,089	—
Intangible lease liabilities	(54)	—
Construction in progress (1)	36,661	37,944
Total investments (including acquisition costs)	$301,369	$235,020
_____________________________________
(1)Represents amounts incurred at and subsequent to acquisition and includes $1.2 million and $0.9 million of capitalized interest expense during the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025 and 2024, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the three months ended March 31, 2025 and 2024, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2024	1,873	$4,915,246
Acquisitions of and additions to real estate investments	74	235,046
Sales of investments in real estate	(7)	(10,750)
Relinquishment of properties at end of ground lease term	(2)	(1,330)
Provision for impairment of real estate (1)		(3,752)
Investments in loans receivable	5	14,894
Principal collections on and settlements of loans and direct financing lease receivables	(6)	(2,841)
Other		(276)
Gross investments, March 31, 2024		5,146,237
Less: Accumulated depreciation and amortization (2)		(393,784)
Net investments, March 31, 2024	1,937	$4,752,453

Gross investments, January 1, 2025	2,104	$6,029,433
Acquisitions of and additions to real estate investments	47	304,008
Sales of investments in real estate	(11)	(20,591)
Provision for impairment of real estate (3)		(5,883)
Investments in loans receivable	1	5,374
Principal collections on and settlements of loans and direct financing lease receivables	(3)	(2,680)
Other		(599)
Gross investments, March 31, 2025		6,309,062
Less: Accumulated depreciation and amortization (2)		(510,188)
Net investments, March 31, 2025	2,138	$5,798,874
_____________________________________
(1)During the three months ended March 31, 2024, the Company identified and recorded provisions for impairment at three tenanted properties and one vacant property.
(2)Includes $457.5 million and $347.4 million of accumulated depreciation as of March 31, 2025 and 2024, respectively.
(3)During the three months ended March 31, 2025, the Company identified and recorded provisions for impairment at five tenanted properties and two vacant properties.
Loans and Direct Financing Lease Receivables
As of March 31, 2025 and December 31, 2024, the Company had 26 and 25 loans receivable outstanding, respectively, and three leases accounted for as loans, with an aggregate carrying amount of $354.4 million and $351.6 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $354.4 million as of March 31, 2025.

The Company’s loans receivable portfolio as of March 31, 2025 and December 31, 2024 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)(3)	I/O	69	7.79%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,525
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	29,100	29,100
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	1	8.00%	8.00%	2040	1,754	1,754
Mortgage (2)	I/O	10	7.00%	7.00%	2027	7,641	10,070
Mortgage (2)	I/O	1	7.73%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,200	10,200
Mortgage (2)	I/O	1	8.10%	8.10%	2025	9,598	8,654
Mortgage (2)	I/O	5	10.19%	9.50%	2039	16,059	16,059
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	57,454
Mortgage (2)(3)	I/O	1	10.21%	9.75%	2034	10,340	7,560
Mortgage (2)(3)	I/O	6	10.19%	9.50%	2039	17,451	17,451
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	900
Mortgage (2)	I/O	2	9.54%	8.25%	2044	6,400	6,400
Mortgage (2)(3)	P+l	1	7.50%	7.50%	2028	1,650	—
Leasehold interest	P+I	1	2.25%	(4)	2034	845	862
Leasehold interest	P+I	1	2.41%	(4)	2034	1,257	1,283
Leasehold interest	P+I	2	4.41%	(4)	2039	20,144	20,327
Net investment						$354,368	$351,649
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

Scheduled principal payments due to be received under the Company’s loans receivable as of March 31, 2025 were as follows:

(in thousands)	Future Principal Payments Due
April 1 - December 31, 2025	$10,487
2026	6,680
2027	9,637
2028	2,836
2029	1,279
Thereafter	323,449
Total	$354,368
As of March 31, 2025 and December 31, 2024, the Company had $1.3 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Minimum lease payments receivable	$1,455	$1,499
Estimated unguaranteed residual value of leased assets	249	250
Unearned income from leased assets	(416)	(436)
Net investment	$1,288	$1,313
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of March 31, 2025 were as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1 - December 31, 2025	$134
2026	167
2027	143
2028	145
2029	148
Thereafter	718
Total	$1,455
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of March 31, 2025 and December 31, 2024, the Company recorded an allowance for credit losses of $0.9 million. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2024	$666
Current period provision for expected credit losses(1)	2
Write-offs charged	—
Recoveries	—
Balance at March 31, 2024	$668

Balance at January 1, 2025	$896
Current period provision for expected credit losses(1)	44
Write-offs charged	—
Recoveries	—
Balance at March 31, 2025	$940
_____________________________________
(1)Changes in expected credit loss were primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of March 31, 2025:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2025	2024	2023	2022	Prior to 2022
LTV <60%	$—	$—	$—	$23,000	$28,871	$51,871
LTV 60%-70%	—	10,340	—	—	28,234	38,574
LTV >70%	1,650	118,406	19,798	61,758	63,599	265,211
	$1,650	$128,746	$19,798	$84,758	$120,704	$355,656
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2025 and 2024.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2024	4	$7,455	$—	$7,455
Transfers to held for sale classification	2	1,235	(76)	1,159
Sales	(4)	(7,455)	—	(7,455)
Transfers to held and used classification	—	—	—	—
Held for sale balance, March 31, 2024	2	$1,235	$(76)	$1,159

Held for sale balance, January 1, 2025	5	$10,018	$—	$10,018
Transfers to held for sale classification	1	3,446	—	3,446
Sales	(4)	(8,577)	—	(8,577)
Transfers to held and used classification	(1)	(1,441)	—	(1,441)
Held for sale balance, March 31, 2025	1	$3,446	$—	$3,446
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2025 or 2024 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended March 31,
State	2025	2024
Texas	12.8%	13.3%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$86,840	$41,500	$45,340	$82,926	$40,499	$42,427
Intangible market lease assets	11,350	6,124	5,226	11,121	5,955	5,166
Total intangible assets	$98,190	$47,624	$50,566	$94,047	$46,454	$47,593

Intangible market lease liabilities	$15,159	$4,760	$10,399	$15,523	$4,823	$10,700
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2025, by category and in total, were as follows:

Years Remaining
In-place leases	9.1
Intangible market lease assets	9.5
Total intangible assets	9.1

Intangible market lease liabilities	7.8

The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Amortization of in-place leases (1)	$1,361	$1,579
Amortization (accretion) of market lease intangibles, net (2)	(11)	(25)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(32)	(62)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
April 1 - December 31, 2025	$4,003
2026	5,022
2027	4,493
2028	3,954
2029	3,859
Thereafter	24,009
Total	$45,340
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
April 1 - December 31, 2025	$(514)	$528	$14
2026	(677)	709	32
2027	(655)	733	78
2028	(412)	688	276
2029	(401)	655	254
Thereafter	(2,567)	7,086	4,519
Total	$(5,226)	$10,399	$5,173
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
Scheduled future minimum base rental and interest payments due to be received under the remaining non-cancelable term of operating leases and direct financing lease receivables in place as of March 31, 2025, and due to be received under loans receivable through the scheduled maturity dates as of March 31, 2025 were as follows:

(in thousands)	Operating Leases	Loans and Direct Financing Leases	Total Future Minimum Receipts
April 1 - December 31, 2025	$343,792	$22,101	$365,893
2026	463,722	29,045	492,767
2027	468,079	28,330	496,409
2028	471,459	28,428	499,887
2029	474,604	28,757	503,361
Thereafter	5,244,039	290,684	5,534,723
Total	$7,465,695	$427,345	$7,893,040
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
The fixed and variable components of lease revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Fixed lease revenues	$121,905	$98,006
Variable lease revenues (1)	1,736	786
Total lease revenues (2)	$123,641	$98,792
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and equipment leases which are classified as operating leases. As of March 31, 2025, the Company’s right of use ("ROU") assets and lease liabilities were $8.7 million and $9.3 million, respectively. As of December 31, 2024, the Company’s ROU assets and lease liabilities were $8.8 million and $9.5 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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

The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	23.5	23.3
Weighted average discount rate	6.83%	6.83%
The following table sets forth the details of rent expense for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
Fixed rent expense - ground leases	$171	$245
Fixed rent expense - office and equipment leases	179	135
Variable rent expense	—	—
Total rent expense	$350	$380
As of March 31, 2025, future lease payments under ground, office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
April 1 - December 31, 2025	$547	$514	$1,061
2026	219	686	905
2027	221	695	916
2028	227	718	945
2029	59	732	791
Thereafter	—	17,457	17,457
Total	$1,273	$20,802	22,075
Present value discount			(12,792)
Lease liabilities			$9,283
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of March 31, 2025 and December 31, 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	5.3%	5.6%
2028 Term Loan	January 2028	400,000	400,000	5.3%	5.6%
2029 Term Loan	February 2029(2)	450,000	450,000	5.3%	5.6%
2030 Term Loan	January 2030(2)	450,000	450,000	5.3%	5.6%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2030 (2)	—	—	—%	—%
Total principal outstanding		$2,130,000	$2,130,000	4.8%	5.1%
______________________

(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of March 31, 2025:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	2030 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
April 1 - December 31, 2025	$—	$—	$—	$—	$—	$—	$—
2026	—	—	—	—	—	—	—
2027	430,000	—	—	—	—	—	430,000
2028	—	400,000	—	—	—	—	400,000
2029	—	—	450,000	—	—	—	450,000
Thereafter	—	—	—	450,000	400,000	—	850,000
Total	$430,000	$400,000	$450,000	$450,000	$400,000	$—	$2,130,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
(2)Any amounts drawn will be due in February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.
The Company was not in default of any provisions under any of its outstanding indebtedness as of March 31, 2025 or December 31, 2024.
Revolving Credit Facility and Credit Facility Term Loans
Revolving Credit Facility. In February 2025, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the Company’s previous $600.0 million revolving credit facility (the “Prior Credit Agreement”) to, among other things, increase the maximum aggregate initial original principal amount of the revolving loans available thereunder to $1.0 billion (the “Revolving Credit Facility”).
The Revolving Credit Facility matures in February 2029, with two extension options of six months each, exercisable by the Operating Partnership, subject to the satisfaction of certain conditions. The loans under the Revolving Credit Facility initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin. The Adjusted Term SOFR is a rate for a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility.
Credit Facility Term Loans. The Amended Credit Facility also provides for three separate term loans, as further described below, with an aggregate principal of $1.3 billion (the "CF Term Loans").
2028 Term Loan. In July 2022, the Prior Credit Agreement was amended to provide for an additional $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150 million was drawn in October 2022, pursuant to a delayed funding feature. The 2028 Term Loan matures in January 2028.
2029 Term Loan. In August 2023, the Prior Credit Agreement was further amended to provide for an additional $450.0 million of term loans (the "2029 Term Loan"). Concurrently with the closing of such amendment, loans under the 2029 Term Loan in an aggregate principal amount of $250.0 million were drawn and additional loans under the 2029 Term Loan were drawn in an aggregate principal amount of $125.0 million in September 2023 and $75.0 million in October 2023, pursuant to a delayed funding feature. The 2029 Term Loan has an original maturity of three years, which may be extended, at the Operating Partnership's election, to February 2029 by exercising two one-year extension options and a six-month extension option, subject to the satisfaction of certain conditions.

2030 Term Loan. In July 2024, the Prior Credit Agreement was further amended to provide for an additional $450.0 million of term loans (the "2030 Term Loan"). Concurrently with the closing of such amendment, loans under the 2030 Term Loan in an aggregate principal amount of $320.0 million were drawn, a portion of which was used to pay off the outstanding balance on the Company's Revolving Credit Facility. Additional loans under the 2030 Term Loan were drawn in an aggregate principal amount of $130.0 million in August 2024, pursuant to a delayed funding feature. The 2030 Term Loan has an original maturity of three years, which may be extended, at the Operating Partnership's election, to January 2030 by exercising two one-year extension options and a six-month extension option, subject to the satisfaction of certain conditions.
The CF Term Loans bear interest at an annual rate of applicable Adjusted Term SOFR plus an applicable margin.
Each of the Revolving Credit Facility and the CF Term Loans is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions exceeds the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity, but any loans repaid under the CF Term Loans cannot be reborrowed.
The Operating Partnership is the borrower under the Amended Credit Agreement, and the Company and certain of its subsidiaries that own direct or indirect interests in eligible real property assets are guarantors under the Amended Credit Agreement.
Under the terms of the Amended Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Amended Credit Agreement as of March 31, 2025 and December 31, 2024.
The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2025	2024
Balance on January 1,	$—	$—
Borrowings	155,000	—
Repayments	(155,000)	—
Balance on March 31,	$—	$—
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Interest expense	$1,648	$228
Amortization of deferred financing costs	488	307
Total	$2,136	$535
Total deferred financing costs, net, of $8.4 million and $1.3 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company had $1.0 billion and $600.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
2027 Term Loan
On November 26, 2019, the Company, through the Operating Partnership, entered into a $430 million term loan (the “2027 Term Loan”) with a group of lenders. The 2027 Term Loan provides for term loans to be drawn up to an aggregate amount of $430 million with an initial maturity of November 26, 2026. The Company borrowed the entire $430.0 million available under the 2027 Term Loan in separate draws in December 2019 and March 2020. In February 2022, the Company entered into an amendment to the 2027 Term Loan to, among other things, extend the maturity date of the 2027 Term Loan to February 18, 2027.
The 2027 Term Loan bears interest at an annual rate of applicable Adjusted Term SOFR plus the applicable margin. The applicable Adjusted Term SOFR is the rate for a term equivalent to the interest period applicable to the relevant borrowing.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of March 31, 2025 and December 31, 2024.
The following table presents information about aggregate interest expense related to the 2027 Term Loan and the CF Term Loans:

	Three months ended March 31,
(in thousands)	2025	2024
Interest expense	$23,030	$20,460
Amortization of deferred financing costs	980	593
Total	$24,010	$21,053
As of March 31, 2025 and December 31, 2024, total deferred financing costs, net, of $7.9 million and $8.9 million, respectively, related to the 2027 Term Loan and the CF Term Loans are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of March 31, 2025 and December 31, 2024:

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
The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Interest expense	$2,929	$2,929
Amortization of deferred financing costs and original issue discount	139	140
Total	$3,068	$3,069
Total deferred financing costs, net, of $3.0 million and $3.1 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company’s consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of March 31, 2025 and December 31, 2024.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $11.9 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations to the Company. As of March 31, 2025, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet, all of which are interest rate swaps designated as cash flow hedges, as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value(1)	March 31, 2025	December 31, 2024
5	2027 Term Loan	1.41%	November 2026	$430,000	$16,160	$20,759
11	2028 Term Loan	3.66%	January 2028	400,000	(579)	3,805
8	2029 Term Loan	4.40%	February 2029	450,000	(13,425)	(7,407)
15	2030 Term Loan	3.82%	December 2029	450,000	(4,511)	2,972
				$1,730,000	$(2,355)	$20,129
_____________________________________
(1)Aggregate notional value indicates the extent of the Company's involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
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
The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Other comprehensive (loss) income	$(22,364)	$19,631
As of March 31, 2025, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $17.8 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $20.3 million.
As of December 31, 2024, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $27.8 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.7 million.
During the three months ended March 31, 2025 and 2024, the Company realized a gain on the change in fair value of its interest rate swaps of $4.2 million and $8.2 million, respectively, which are included as reductions of interest expense in the Company's consolidated statements of operations.
As of March 31, 2025 and December 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $2.6 million net liability and a $20.1 million net asset as of March 31, 2025 and December 31, 2024, respectively.
7. Equity
Stockholders’ Equity
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
In March 2025, the Company completed a follow-on primary offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. Assuming full physical settlement of the forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $285.9 million. No shares under these forward sale agreements have been physically settled as of March 31, 2025. The Company is required to settle these forward sale agreements by September 2026.
At the Market Program
In June 2024, the Company established a new at the market common equity offering program, pursuant to which it was authorized to publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $500 million (the "June 2024 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the June 2024 ATM Program also permits the Company to enter into separate forward sale agreements with the identified forward purchasers. In connection with establishing the June 2024 ATM Program, the Company terminated its prior at the market program, established in May 2022 (the “2022 ATM Program”), and no additional stock can be issued thereunder.
In October 2024, the Company established a new at the market common equity offering program, pursuant to which it is authorized to publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $750 million (the "October 2024 ATM Program") through the identified sales agents, as its sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the October 2024 ATM Program also permitted the Company to enter into separate forward sale agreements with the identified forward purchasers. In connection with establishing the October 2024 ATM Program, the Company terminated the June 2024 ATM Program and no additional stock can be sold thereunder. As context requires, the October 2024 ATM Program, the June 2024 ATM Program, the 2022 ATM Program and prior ATM programs are referred herein as the "ATM Programs."
The following table presents information about the ATM Programs (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through March 31, 2025
2022 ATM Program	May 2022	June 2024	$500,000	$383,426
June 2024 ATM Program (1)	June 2024	October 2024	$500,000	$339,992
October 2024 ATM Program (1)	October 2024		$750,000	$99,518
____________________________________
(1)Includes 1,000,000 shares under the June 2024 ATM Program and 3,022,504 shares under the October 2024 ATM Program that the Company sold on a forward basis and were not physically settled as of March 31, 2025.

The following table details activity under the ATM Programs for each period presented:

(in thousands, except share and per share data)	Three months ended March 31,
	2025	2024
Shares of common stock sold (1)	635,400	2,208,585
Weighted average sale price per share	$32.43	$24.17
Gross proceeds	$20,604	$53,382
Net proceeds	$20,449	$53,017
_____________________________________
(1)During the three months ended March 31, 2025 and 2024, the Company issued 9,732,006 and 1,937,450 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Programs and were unsettled as of December 31, 2024 and 2023, respectively.
Dividends on Common Stock
During the three months ended March 31, 2025 and 2024, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
March 7, 2025	March 31, 2025	April 11, 2025	$0.295	$58,368
March 7, 2024	March 29, 2024	April 12, 2024	$0.285	$50,079
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
As of March 31, 2025, the Company held 197,512,316 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2024, the Company held 187,537,592 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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
9. Equity-Based Compensation
Equity Incentive Plans
In May 2023, the Company’s stockholders approved the Essential Properties Realty Trust, Inc. 2023 Incentive Plan (the “2023 Equity Incentive Plan”), which replaced the Essential Properties Realty Trust, Inc. 2018 Incentive Plan (the “2018 Equity Incentive Plan” and, collectively with the 2023 Equity Incentive Plan, the “Equity Incentive Plans”). The 2023 Equity Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, other stock awards, performance awards and LTIP Units up to an aggregate of 4,300,808 shares of the Company’s common stock, subject to certain conditions. Officers, employees, non-employee directors, consultants, independent contractors and agents who provide services to the Company or to any subsidiary of the Company are eligible to receive such awards. All subsequent awards of equity will be granted under the 2023 Equity Incentive Plan, and no further awards will be made under the 2018 Equity Incentive Plan.

The following table presents information about the Company’s RSUs and LTIP Units during the three months ended March 31, 2025 and 2024:

	Restricted Stock Units		LTIP Units
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2024	743,853	$32.56	—	$—
Granted	504,237	33.32	—	—
Vested	(295,810)	33.17	—	—
Forfeited	—	—	—	—
Unvested, March 31, 2024	952,281	$32.77	—	$—

Unvested, January 1, 2025	953,401	$32.87	—	$—
Granted	329,070	34.49	221,983	38.39
Vested	(441,926)	33.12	—	—
Forfeited	(300)	31.43	—	—
Unvested, March 31, 2025	840,245	$33.37	221,983	$38.39
Restricted Stock Units and LTIP Units
The Company issues grants of performance-based RSUs and LTIP Units to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75%, in the case of performance-based RSU awards issued in 2021, 2022, and 2023, and 100%, in the case of awards issued subsequent to 2023, are non-vested RSUs or LTIP Units for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of peer companies identified in the grant agreements over the relevant performance period. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs and LTIP Units based on achieving the target.
The following table summarizes the Company’s performance-based RSU and LTIP Unit grants at target during the relevant periods:

	2025	2024	2023	2022	2021
Performance-based RSU grants	6,840	149,936	147,587	149,699	126,353
Performance-based LTIP Unit grants	133,191	—	—	—	—
Total performance-based grants	140,031	149,936	147,587	149,699	126,353
The grant date fair values of the TSR RSUs and LTIP Units were measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2025	2024
Volatility	24%	24%
Risk free rate	4.50%	4.46%
The remaining 25% of the performance-based RSUs issued in 2021, 2022, and 2023 vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the relevant performance period of the award. In February 2024 and 2025, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs issued in 2021 and 2022 and concluded that 63,448 and 85,114 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested or will vest on the December 31st following the Compensation Committee's certification, subject to the recipient's continued provision of service to the Company through such date. The Company began recording compensation expense with respect to these subjective performance-based RSUs granted in 2021 and 2022 after the completion of the Compensation Committee's subjective evaluation.
As of March 31, 2025, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the three months ended March 31, 2025 and 2024.
The Company also issues RSUs and LTIP Units to the Company’s executive officers, other employees and directors under the Equity Incentive Plans which vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table summarizes the Company’s service-based vesting RSU and LTIP Unit grants during the relevant periods:

	2025	2024	2023	2022	2021
RSU grants	65,629	179,187	210,406	199,793	135,686
LTIP Unit grants	88,792	—	—	—	—
Total grants	154,421	179,187	210,406	199,793	135,686
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of March 31, 2025 and 2024, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the three months ended March 31, 2025 and 2024.
A portion of the RSUs that vested in 2025 and 2024 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company’s RSUs and LTIP Units for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Compensation cost recognized in general and administrative expense	$3,968	$2,945
Dividend equivalents and distributions declared and charged directly to distributions in excess of cumulative earnings	226	116
Fair value of units vested during the period	14,639	9,813
The following table presents information about the Company’s RSUs and LTIP Units as of the dates presented:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Total unrecognized compensation cost	$23,492	$13,955
Weighted average period over which compensation cost will be recognized (in years)	2.5	2.1
10. Net Income Per Share
The Company computes net income per share pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common stock and units, which contain rights to receive non-forfeitable dividends or dividend equivalents, as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of RSUs and LTIP Units with a market-based or service-based vesting condition, where dilutive. The OP Units held by non-controlling interests represent potentially dilutive securities as the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended March 31,
(dollar amounts in thousands)	2025	2024
Numerator for basic and diluted net income per share:
Net income	$56,281	$47,123
Less: net income attributable to non-controlling interests	(173)	(148)
Less: net income allocated to unvested RSUs and LTIP Units	(226)	(116)
Net income available for common stockholders: basic	55,882	46,859
Net income attributable to non-controlling interests	173	148
Net income available for common stockholders: diluted	$56,055	$47,007

Denominator for basic and diluted net income per share:
Weighted average shares outstanding used in basic net income per share	188,460,600	167,290,702
Effects of dilutive securities: (1)
OP Units	553,847	553,847
Unvested RSUs and LTIP Units	821,147	545,285
Forward sales	1,119,509	464,767
Weighted average shares outstanding used in diluted net income per share	190,955,103	168,854,601
_____________________________________
(1)The three months ended March 31, 2025 and 2024, respectively, exclude the impact of 194,416 and 116,530 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of March 31, 2025, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $131.9 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of March 31, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
401(k) matching contributions	$212	$148
Employment Agreements
The Company has employment agreements with certain of its executive officers. These employment agreements have an initial term of up to five years, with automatic one year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2025 and December 31, 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of March 31, 2025 and December 31, 2024.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, the 2029 Term Loan and the 2030 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, the 2029 Term Loan and the 2030 Term Loan as of March 31, 2025 and December 31, 2024 approximate fair value.

The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Financial (liabilities) assets:
Senior unsecured notes(1)	$(396,542)	$(346,500)	$(346,500)	$—	$—
Interest rate swaps	(2,355)	(2,355)	—	(2,355)	—

December 31, 2024
Financial (liabilities) assets:
Senior unsecured notes(1)	$(396,403)	$(340,420)	$(340,420)	$—	$—
Interest rate swaps	20,129	20,129	—	20,129	—
_____________________________________
(1)Carrying value is net of $3.0 million and $3.1 million of net deferred financing costs and $0.5 million and $0.5 million of net discount as of March 31, 2025 and December 31, 2024, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Non-financial assets:
Long-lived assets	$8,987	$8,987	$—	$—	$8,987

December 31, 2024
Non-financial assets:
Long-lived assets	$6,612	$6,612	$—	$—	$6,612
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

Quantitative information about Level 3 fair value measurements as of March 31, 2025 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Car wash	$700	Sales comparison approach	Non-binding sales agreement	$700
Family dining restaurant	1,525	Sales comparison approach	Non-binding sales agreement	1,525
Industrial	1,200	Sales comparison approach	Non-binding sales agreement	1,200
Car wash	3,077	Sales comparison approach	Non-binding sales agreement	3,077
Quick service restaurant	1,000	Sales comparison approach	Non-binding sales agreement	1,000
Medical / Dental	185	Sales comparison approach	Non-binding sales agreement	185
Casual dining restaurant	1,300	Sales comparison approach	Non-binding sales agreement	1,300

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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after March 31, 2025 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Investment Activity
Subsequent to March 31, 2025, the Company invested in 33 real estate properties for an aggregate investment amount (including acquisition-related costs) of $131.9 million and invested $3.1 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company.
Subsequent to March 31, 2025, the Company sold its investment in one real estate property for a gross sales price of $3.8 million and incurred $0.2 million of disposition costs related to this transaction.

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
Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise, and may not be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•general business and economic conditions, including those impacting the domestic labor market, and factors such as tariffs impacting international trade;
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
•volatility and uncertainty in financial markets, in particular the equity and credit markets, fluctuations in the Consumer Price Index, and the impact of inflation on us and our tenants;
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
•changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and

•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of March 31, 2025, 93.3% of our $484.3 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on March 31, 2025 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of March 31, 2025, we had a portfolio of 2,138 properties (inclusive of 148 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $484.3 million and was 99.7% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of March 31, 2025, our portfolio was 99.7% occupied by 423 tenants operating 604 different brands, or concepts, in 16 industries across 49 states, with none of our tenants contributing more than 3.9% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of March 31, 2025, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2030. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended March 31, 2025, 90% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of March 31, 2025, 66.3% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of March 31, 2025, 98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of March 31, 2025, our average investment per property was $3.0 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of March 31, 2025, our portfolio’s weighted average rent coverage ratio was 3.5x, and 99.0% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of March 31, 2025, we had a portfolio of 2,138 properties, with annualized base rent of $484.3 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is comprised of 423 tenants operating 604 different concepts across 49 states and in 16 distinct industries. No single tenant contributed more than 3.9% of our annualized base rent as of March 31, 2025, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
We believe that our portfolio’s diversity and the rigorous underwriting process we utilize decrease the impact on us of an adverse event affecting an individual tenant, industry or region. Our focus on leasing to tenants in industries where the leased properties are essential to generating the tenants' revenues and profits (and that we believe are well-positioned to withstand competition from e-commerce) increases the stability and predictability of our rental revenue.
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
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the three months ended March 31, 2025, 90% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 86% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of March 31, 2025, leases contributing 99.0% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.8% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the three months ended March 31, 2025, 90% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 86% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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

Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of March 31, 2025, our leases had a weighted average remaining lease term of 14.0 years (based on annualized base rent), with only 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2030, and 98.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.7% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended June 30, 2023 through the quarter ended March 31, 2025 (dollars in thousands):

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Investment activity	$333,910	$307,615	$333,435	$307,706
Number of transactions	35	37	37	21
Property count	83	57	78	48
Avg. investment per unit	$3,393	$4,102	$3,281	$5,453
Cash cap rate [1]	8.0%	8.1%	8.0%	7.8%
GAAP cap rate [2]	9.1%	9.1%	9.2%	9.4%
Master lease percentage [3,4]	76%	57%	69%	71%
Sale-leaseback percentage [3,5]	100%	89%	100%	90%
Existing relationship percentage	82%	79%	79%	86%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.0x	4.7x	3.4x	3.0x
Lease term (years)	17.8	17.2	17.7	17.5

	Three Months Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Investment activity	$277,361	$213,327	$314,865	$248,770
Number of transactions	29	30	43	36
Property count	78	65	93	79
Avg. investment per unit	$3,350	$2,812	$3,008	$2,767
Cash cap rate [1]	7.4%	7.6%	7.9%	8.1%
GAAP cap rate [2]	8.7%	8.7%	9.1%	9.3%
Master lease percentage [3,4]	57%	60%	72%	82%
Sale-leaseback percentage [3,5]	99%	100%	97%	100%
Existing relationship percentage	66%	86%	96%	87%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.9x	3.3x	3.3x	2.7x
Lease term (years)	19.3	17.6	17.6	17.2
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
The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended June 30, 2023 through the quarter ended March 31, 2025 (dollars in thousands):

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Disposition volume[1]	$4,783	$16,973	$60,449	$24,338
Cash cap rate on leased assets [2]	7.3%	6.8%	7.0%	6.9%
Leased properties sold [3]	4	7	24	10
Vacant properties sold [3]	2	2	—	1

	Three Months Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Disposition volume[1]	$41,736	$28,496	$30,602	$11,949
Cash cap rate on leased assets [2]	6.2%	6.5%	6.6%	6.5%
Leased properties sold [3]	14	9	9	6
Vacant properties sold [3]	2	1	—	1
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of March 31, 2025, the net investment value of our income property portfolio totaled $5.8 billion, consisting of investments in 2,138 properties (inclusive of 148 properties which secure our investments in mortgage loans receivable), with annualized base rent of $484.3 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends as declared by our board of directors. The occupancy level of our portfolio is high (99.7% as of March 31, 2025) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of March 31, 2025, six of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 101 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of March 31, 2025, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $532.2 million, and, as of such date, we have funded $400.3 million of this commitment. We expect to fund the remaining commitment totaling approximately $131.9 million by March 31, 2026.
Additionally, as of April 18, 2025, we were under contract to acquire 6 properties with an aggregate purchase price of $42.3 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our October 2024 ATM Program, under which we may offer and sell common stock with an aggregate gross sales price of up to $650.5 million as of April 18, 2025.
Our long-term liquidity requirements consist primarily of the funds necessary to make additional investments and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future debt financings, proceeds from the sale of our common stock and proceeds from the sale of selected properties in our portfolio. However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our portfolio that is unencumbered, our credit ratings, borrowing restrictions imposed by our existing debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our future investments and thereby grow our cash flows. In March 2025, the Company completed a follow-on primary offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. See Note 7—Equity for details.
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units and LTIP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the three months ended March 31, 2025, our Board declared total cash distributions of $0.295 per share of common stock/OP Unit/LTIP Unit totaling $58.7 million and $58.7 million was payable as of March 31, 2025. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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

As of March 31, 2025, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies, and our weighted average debt maturity was 3.9 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2025, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At March 31, 2025, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of March 31, 2025 and December 31, 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.5%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.7%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.3%	5.4%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.8%	4.9%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2030 (2)	—	—	—%	—%
Total principal outstanding		$2,130,000	$2,130,000	4.1%	4.1%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended on February 6, 2025 (the "Amended Credit Agreement"), and provides for revolving loans of up to $1.0 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn prior to December 31, 2024.
The Revolving Credit Facility has a fully-extended maturity date of February 6, 2030, after giving effect to two extension options of six months each, exercisable by the Operating Partnership, subject to the satisfaction of certain conditions. The 2028 Term Loan matures on January 25, 2028, the 2029 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to February 24, 2029 and the 2030 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to January 11, 2030. The loans under each of the Revolving Credit Facility and the CF Term Loans initially bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the CF Term Loans). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch.
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
The Operating Partnership is the borrower under the Amended Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of March 31, 2025, we were in compliance with these covenants.
The Amended Credit Agreement also restricts our ability to pay distributions to our stockholders under certain circumstances. However, we may make distributions to the extent necessary to maintain our qualification as a REIT under the Code. In addition to the financial covenants described above, the Amended Credit Agreement contains customary affirmative and negative covenants that, among other things and subject to exceptions, limit or restrict our ability to incur indebtedness and liens, consummate mergers or other fundamental changes, dispose of assets, make certain restricted payments, make certain investments, modify our organizational documents, transact with affiliates, change our fiscal periods, provide negative pledge clauses, make subsidiary distributions, enter into certain new lines of business or engage in certain activities, and fail to meet the requirements for taxation as a REIT.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of March 31, 2025, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2025, we were in compliance with these covenants.
Cash Flows
Comparison of the three months ended March 31, 2025 and 2024
As of March 31, 2025, we had $47.0 million of cash and cash equivalents and no restricted cash, as compared to $79.2 million of cash and cash equivalents and approximately $3,000 of restricted cash as of March 31, 2024.
Cash flows for the three months ended March 31, 2025
During the three months ended March 31, 2025, net cash provided by operating activities was $77.2 million and our net income was $56.3 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $31.3 million, including i) depreciation and amortization of tangible, intangible and right-of-use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $37.0 million, ii) our provision for impairment of real estate of $5.9 million, iii) non-cash equity-based compensation expense of $4.0 million and iv) adjustments to rental revenue for tenant credit of $1.6 million, reduced by i) our $5.0 million gain on dispositions of real estate, net and ii) $12.1 million related to the recognition of straight-line rent receivables. Additional outflows were from our decrease in accrued liabilities and other payables of $9.4 million and the increase in our rent receivables, prepaid expenses and other assets, net of $1.0 million.
Net cash used in investing activities during the three months ended March 31, 2025 was $284.1 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures and construction in progress, in lease incentives and in loans receivable, which totaled $309.5 million in the aggregate for the quarter. These cash outflows were partially offset by $22.7 million of proceeds from sales of investments, net of disposition costs, and $2.7 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $209.0 million during the three months ended March 31, 2025 reflected net cash inflows of $278.6 million from the issuance of common stock and $155.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $55.6 million in dividends, repayment of $155.0 million of borrowings under the Revolving Credit Facility, the payment of $7.5 million of deferred financing costs related to the Amended Credit Facility and the payment of $6.3 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2025.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2025:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2025	2026-2027	2028-2029	Thereafter
Unsecured term loans	$1,730,000	$—	$430,000	$850,000	$450,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	—	—	—	—	—
Tenant construction financing and reimbursement obligations (1)	131,855	131,855	—	—	—
Operating lease obligations (2)	22,075	1,061	1,821	1,736	17,457
Total	$2,283,930	$132,916	$431,821	$851,736	$867,457
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $20.8 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures as adjusted for growth.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in the section entitled “Management’s Discussion and

Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.
Our Real Estate Investment Portfolio
As of March 31, 2025, we had a portfolio of 2,138 properties, including 148 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $484.3 million. Our 423 tenants operate 604 different concepts in 16 industries across 49 states. None of our tenants represented more than 3.9% of our portfolio at March 31, 2025, and our top ten largest tenants represented 17.3% of our annualized base rent as of that date.
Diversification by Tenant
As of March 31, 2025, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of March 31, 2025 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	57	$18,706	3.9%
CNP Holdings, LLC	Chicken N Pickle	8	8,492	1.8%
Dave & Busters Inc.	Dave & Buster's	5	8,078	1.7%
BW Ultimate Parent, LLC	YesWay	13	7,996	1.7%
Busy Bees US Holdings Limited	Various	32	7,229	1.4%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	12	6,994	1.4%
Denali Midco 2 LLC	Super Star Car Wash	20	6,973	1.4%
Pops Mart Holdings, LLC and Pops Mart Fuels, LLC	Pops Mart	26	6,717	1.4%
New Potato Creek Holdings, LLC	Tidal Wave Auto Spa	16	6,716	1.4%
Mdsfest, Inc.	Festival Foods	7	6,114	1.2%
Top 10 Subtotal		196	84,015	17.3%
Other		1,936	400,318	82.7%
Total		2,132	$484,333	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes six vacant properties.
As of March 31, 2025, our five largest tenants, who contributed 10.3% of our annualized base rent, had a rent coverage ratio of 6.3x while our ten largest tenants, who contributed 17.3% of our annualized base rent, had a rent coverage ratio of 4.9x.
As of March 31, 2025, 96.7% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 604 concepts. (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of March 31, 2025 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)
EquipmentShare	Service	$18,706	3.9%	57
Crunch Fitness	Experience	14,104	3.0%	26
Chicken N Pickle	Experience	8,492	1.8%	8
YesWay	Service	7,996	1.7%	13
Super Star Car Wash	Service	6,973	1.4%	20
Pops Mart	Service	6,717	1.4%	26
Tidal Wave Auto Spa	Service	6,716	1.4%	16
Captain D's	Service	6,706	1.4%	86
Festival Foods	Retail	6,114	1.2%	7
Five Star	Experience	5,793	1.2%	10
Top 10 Subtotal		88,317	18.4%	269
Other		396,016	81.6%	1,863
Total		$484,333	100.0%	2,132
_____________________________________
(1)Excludes six vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2025 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$67,483	13.9%	199	1,001,131	$64.98
Medical / Dental	Service	58,150	12.0%	247	2,067,674	26.87
Early Childhood Education	Service	56,063	11.6%	237	2,541,132	21.52
Quick Service	Service	45,655	9.4%	445	1,218,167	37.63
Automotive Service	Service	37,142	7.7%	269	1,977,379	18.39
Convenience Stores	Service	31,917	6.6%	170	709,643	40.56
Casual Dining	Service	31,612	6.5%	128	917,513	31.54
Equipment Rental and Sales	Service	24,272	5.0%	84	1,647,281	14.73
Other Services	Service	12,489	2.6%	59	763,088	16.46
Pet Care Services	Service	7,173	1.5%	37	322,122	20.34
Family Dining	Service	6,681	1.4%	29	221,953	30.10
Service Subtotal		378,637	78.2%	1,904	13,387,083	27.27
Entertainment	Experience	46,243	9.5%	68	2,417,335	17.57
Health and Fitness	Experience	22,319	4.7%	46	1,788,976	10.73
Movie Theatres	Experience	4,411	0.9%	6	293,206	15.04
Experience Subtotal		72,973	15.1%	120	4,499,517	14.66
Grocery	Retail	13,688	2.8%	40	1,604,320	8.53
Home Furnishings	Retail	1,530	0.3%	3	176,809	8.65
Retail Subtotal		15,218	3.1%	43	1,781,129	8.54
Other Industrial	Industrial	13,539	2.8%	42	2,027,336	6.39
Building Materials	Industrial	3,966	0.8%	23	1,257,017	3.16
Industrial Subtotal		17,505	3.6%	65	3,284,353	5.15
Total/Weighted Average		$484,333	100.0%	2,132	22,952,082	$20.18
_____________________________________
(1)Excludes six vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of March 31, 2025, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.5x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.5x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.1x and our tenants operating industrial businesses had a weighted average rent coverage ratio of 8.6x.

Diversification by Geography
Our 2,138 properties are located in 49 states. The following table details the geographical locations of our properties as of March 31, 2025 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$61,124	12.6%	237	2,759,107
Georgia	35,459	7.3%	164	1,240,885
Florida	33,489	6.9%	117	1,121,146
Ohio	26,577	5.5%	140	1,561,994
Wisconsin	23,732	4.9%	90	1,204,433
North Carolina	18,160	3.7%	86	823,149
Arizona	16,366	3.4%	66	687,393
Missouri	15,677	3.2%	72	1,013,627
Oklahoma	15,061	3.1%	70	955,996
Michigan	13,992	2.9%	64	1,187,779
Illinois	13,863	2.9%	62	597,280
South Carolina	13,002	2.7%	65	540,416
Indiana	12,473	2.6%	65	652,790
Alabama	12,422	2.6%	60	637,972
Minnesota	11,035	2.3%	43	624,331
New Jersey	11,000	2.3%	31	429,474
Tennessee	10,768	2.2%	53	411,287
Arkansas	10,045	2.1%	66	516,875
New York	9,450	2.0%	60	386,782
Pennsylvania	9,340	1.9%	43	438,598
Virginia	9,327	1.9%	29	359,248
New Mexico	8,840	1.8%	30	201,157
Mississippi	8,025	1.7%	59	371,968
Colorado	7,476	1.5%	29	353,655
Connecticut	7,243	1.5%	23	579,458
Louisiana	7,169	1.5%	29	190,822
Iowa	7,084	1.5%	33	373,236
Kentucky	6,426	1.3%	48	310,474
Massachusetts	6,283	1.3%	32	439,465
California	6,063	1.3%	20	151,107
Nevada	5,268	1.1%	15	114,488
Kansas	4,774	1.0%	18	201,900
Utah	4,426	0.9%	5	321,256
New Hampshire	3,707	0.7%	14	279,182
South Dakota	2,737	0.6%	9	130,153
Oregon	2,736	0.6%	8	131,957
Maryland	2,416	0.5%	9	75,410
Washington	2,275	0.5%	12	94,427
West Virginia	1,988	0.4%	23	81,940
Nebraska	1,756	0.4%	11	138,797
Maine	1,147	0.2%	4	71,000
Vermont	1,009	0.2%	9	64,622
North Dakota	876	0.2%	5	72,400
Idaho	669	0.1%	2	41,146
Rhode Island	474	0.1%	2	22,865
Delaware	408	0.1%	1	4,186
Wyoming	294	0.0%	2	14,001
Alaska	222	0.0%	2	6,630
Montana	180	0.0%	1	3,400
Total	$484,333	100.0%	2,138	22,991,664

Lease Expirations
As of March 31, 2025, the weighted average remaining term of our leases was 14.0 years (based on annualized base rent), with only 5.4% of our annualized base rent attributable to leases expiring prior to January 1, 2030. The following table sets forth our lease expirations for leases in place as of March 31, 2025 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2025	$2,121	0.4%	11	2.8x
2026	3,601	0.7%	25	3.2x
2027	5,573	1.2%	40	3.7x
2028	4,534	0.9%	17	3.1x
2029	10,409	2.1%	118	5.1x
2030	4,465	0.9%	46	4.3x
2031	12,428	2.6%	66	3.0x
2032	12,925	2.7%	43	4.1x
2033	7,197	1.5%	28	3.2x
2034	30,096	6.2%	199	6.9x
2035	20,124	4.2%	120	3.7x
2036	41,191	8.5%	163	3.9x
2037	24,102	5.0%	126	4.1x
2038	52,882	10.9%	201	3.4x
2039	40,670	8.4%	161	3.7x
2040	24,439	5.0%	107	2.3x
2041	19,563	4.0%	94	2.8x
2042	34,430	7.1%	152	2.6x
2043	49,563	10.2%	178	2.5x
2044	55,371	11.5%	179	3.2x
Thereafter	28,649	6.0%	58	2.9x
Total/Weighted Average	$484,333	100.0%	2,132	3.5x
_____________________________________
(1)Expiration year of contracts in place as of March 31, 2025, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes six vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of March 31, 2025, the weighted average rent coverage ratio of our portfolio was 3.5x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of March 31, 2025 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	69.8%
1.50x to 1.99x	16.9%
1.00x to 1.49x	8.5%
< 1.00x	3.8%
Not reported	1.0%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of March 31, 2025 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.6%	0.7%	1.0%	1.8%
B-	—%	0.4%	0.1%	0.1%	2.7%
B	0.1%	0.2%	1.5%	2.5%	6.9%
B+	—%	1.3%	2.4%	3.9%	10.9%
BB-	0.1%	0.2%	0.5%	1.4%	13.6%
BB	—%	0.3%	1.5%	1.7%	6.5%
BB+	0.1%	0.4%	0.1%	3.7%	7.5%
BBB-	—%	0.1%	1.2%	0.9%	10.4%
BBB	—%	—%	0.5%	1.3%	3.4%
BBB+	—%	0.1%	—%	0.3%	1.8%
A-	—%	—%	0.1%	—%	1.7%
A	—%	—%	—%	—%	0.6%
A+	—%	—%	—%	—%	0.5%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended March 31, 2025 and 2024

	Three months ended March 31,
(dollar amounts in thousands)	2025	2024	Change	%
Revenues:
Rental revenue	$121,792	$98,510	$23,282	23.6%
Interest on loans and direct financing lease receivables	7,525	4,740	2,785	58.8%
Other revenue, net	37	251	(214)	(85.3)%
Total revenues	129,354	103,501	25,853

Expenses:
General and administrative	11,543	9,358	2,185	23.3%
Property expenses	2,257	993	1,264	127.3%
Depreciation and amortization	34,993	28,525	6,468	22.7%
Provision for impairment of real estate	5,883	3,752	2,131	56.8%
Change in provision for credit losses	44	2	42	2100.0%
Total expenses	54,720	42,630	12,090
Other operating income:
Gain on dispositions of real estate, net	4,984	1,512	3,472	229.6%
Income from operations	79,618	62,383	17,235
Other (expense)/income:
Interest expense	(23,793)	(15,597)	(8,196)	52.5%
Interest income	614	493	121	24.5%
Income before income tax expense	56,439	47,279	9,160
Income tax expense	158	156	2	1.3%
Net income	56,281	47,123	9,158
Net income attributable to non-controlling interests	(173)	(148)	(25)	16.9%
Net income attributable to stockholders	$56,108	$46,975	$9,133
Revenues:
Rental revenue. Rental revenue increased by $23.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio, which grew by 188 rental properties, or 10%, since March 31, 2024. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2025 from acquisitions that were made during 2024 and early 2025.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $2.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the increase in our mortgage loans receivable portfolio during 2025, which led to a higher average daily balance of loans receivable outstanding during the three months ended March 31, 2025.
Other revenue, net. Other revenue decreased by approximately $0.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the receipt of non-recurring lease termination fees during the three months ended March 31, 2024.

Expenses:
General and administrative. General and administrative expense increased by $2.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in salary expense and professional fees during the three months ended March 31, 2025.
Property expenses. Property expenses increased by $1.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operating costs during the three months ended March 31, 2025.
Depreciation and amortization. Depreciation and amortization expense increased by $6.5 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate investment portfolio during the three months ended March 31, 2025.
Provision for impairment of real estate. Impairment charges on real estate investments were $5.9 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, we recorded a provision for impairment of real estate on seven and four of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio increased by approximately $42,000 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $3.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. We disposed of and 11 and seven real estate investments during the three months ended March 31, 2025 and 2024, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $8.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest income. Interest income increased by $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in interest income was primarily due to an increase in our short term investments in cash and cash equivalents during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Income tax expense. Income tax expense increased by approximately $2,000 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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
To derive AFFO, we modify our computation of Core FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our operating performance, including straight-line rental revenue, non-cash interest, non-cash compensation expense, other amortization expense, other non-cash adjustments and capitalized interest expense. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider when assessing our operating performance without the distortions created by non-cash items and certain other revenues and expenses.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$56,281	$47,123
Depreciation and amortization of real estate	34,950	28,485
Provision for impairment of real estate	5,883	3,752
Gain on dispositions of real estate, net	(4,984)	(1,512)
FFO attributable to stockholders and non-controlling interests	92,130	77,848
Non-core expense (income)	—	—
Core FFO attributable to stockholders and non-controlling interests	92,130	77,848
Adjustments:
Straight-line rental revenue, net	(10,973)	(9,980)
Non-cash interest	1,278	949
Non-cash compensation expense	3,968	2,945
Other amortization expense	252	219
Other non-cash adjustments	272	(7)
Capitalized interest expense	(1,226)	(859)
AFFO attributable to stockholders and non-controlling interests	$85,701	$71,115
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
The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$56,281	$47,123
Depreciation and amortization	34,993	28,525
Interest expense	23,793	15,597
Interest income	(614)	(493)
Income tax expense	158	156
EBITDA attributable to stockholders and non-controlling interests	114,611	90,908
Provision for impairment of real estate	5,883	3,752
Gain on dispositions of real estate, net	(4,984)	(1,512)
EBITDAre attributable to stockholders and non-controlling interests	$115,510	$93,148
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2025:

(in thousands)	Three months ended March 31, 2025
Net income	$56,281
Depreciation and amortization	34,993
Interest expense	23,793
Interest income	(614)
Income tax expense	158
EBITDA attributable to stockholders and non-controlling interests	114,611
Provision for impairment of real estate	5,883
Gain on dispositions of real estate, net	(4,984)
EBITDAre attributable to stockholders and non-controlling interests	115,510
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	4,267
Adjustment for other non-core or non-recurring activity (2)	2,487
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(157)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$122,107

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$488,428
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended March 31, 2025 had occurred on January 1, 2025.
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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2025	December 31, 2024
Unsecured term loans, net of deferred financing costs	$1,722,094	$1,721,114
Revolving credit facility	—	—
Senior unsecured notes, net	396,542	396,403
Total debt	2,118,636	2,117,517
Deferred financing costs and original issue discount, net	11,364	12,483
Gross debt	2,130,000	2,130,000
Cash and cash equivalents	(47,003)	(40,713)
Restricted cash available for future investment	—	(4,265)
Net debt	$2,082,997	$2,085,022
We compute NOI as total revenues less property expenses. NOI excludes all other items of expense and income included in the financial statements in calculating net income or loss, in accordance with GAAP. Cash NOI further excludes non-cash items included in total revenues and property expenses, such as straight-line rental revenue and other amortization and non-cash adjustments. We believe NOI and Cash NOI provide useful and relevant information because they reflect only those revenue and expense items that are incurred at the property level and present such items on an unlevered basis.
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$56,281	$47,123
General and administrative expense	11,543	9,358
Depreciation and amortization	34,993	28,525
Provision for impairment of real estate	5,883	3,752
Provision for loan losses	44	2
Gain on dispositions of real estate, net	(4,984)	(1,512)
Interest expense	23,793	15,597
Interest income	(614)	(493)
Income tax expense	158	156
NOI attributable to stockholders and non-controlling interests	127,097	102,508
Straight-line rental revenue, net	(10,973)	(9,980)
Other amortization and non-cash adjustments	524	219
Cash NOI attributable to stockholders and non-controlling interests	$116,648	$92,747

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.5%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.7%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.3%	5.4%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.8%	4.9%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2030 (2)	—	—	—%	—%
Total principal outstanding		$2,130,000	$2,130,000	4.1%	4.1%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan and the CF Term Loans are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At March 31, 2025, our aggregate liability in the event of the early termination of our swaps was $2.6 million.
Borrowings outstanding from time to time under the Revolving Credit Facility bear interest at a variable rate equal to 1-month SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility.
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
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2025:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$346,500
_____________________________________
(1)Excludes net deferred financing costs of $3.0 million and net discount of $0.5 million.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and filed with the SEC on February 12, 2025. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.2	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 8, 2019)

3.4	Certificate of Notice, dated February 28, 2020 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 2, 2020)

3.5	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 16, 2020)

10.1	Employment Agreement between Essential Properties Realty Trust, Inc. and R. Max Jenkins, effective as of March 24, 2025. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2025)

10.2	Employment Agreement between Essential Properties Realty Trust, Inc. and A Joseph Peil, effective as of March 24, 2025 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 28, 2025)

22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	April 23, 2025	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 23, 2025	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)