Form 10-Q
period 2025-06-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2025-07-23
CIK 1728951

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
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2025, the registrant had 198,139,586 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$2,025,920	$1,865,610
Building and improvements	3,995,402	3,536,000
Lease incentives	19,341	17,903
Construction in progress	80,275	153,789
Intangible lease assets	100,049	94,047
Total real estate investments, at cost	6,220,987	5,667,349
Less: accumulated depreciation and amortization	(541,388)	(476,827)
Total real estate investments, net	5,679,599	5,190,522
Loans and direct financing lease receivables, net	371,614	352,066
Real estate investments held for sale, net	—	10,018
Net investments	6,051,213	5,552,606
Cash and cash equivalents	20,777	40,713
Restricted cash	292	4,265
Straight-line rent receivable, net	165,491	143,435
Derivative assets	13,383	27,714
Rent receivables, prepaid expenses and other assets, net	38,433	29,949
Total assets(1)	$6,289,589	$5,798,682

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,723,074	$1,721,114
Senior unsecured notes, net	396,681	396,403
Revolving credit facility	200,000	—
Intangible lease liabilities, net	10,843	10,700
Dividend payable	59,836	55,608
Derivative liabilities	28,279	7,585
Accrued liabilities and other payables	32,890	35,145
Total liabilities(1)	2,451,603	2,226,555
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 198,138,567 and 187,537,592 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,981	1,875
Additional paid-in capital	3,963,899	3,658,219
Distributions in excess of cumulative earnings	(118,201)	(113,302)
Accumulated other comprehensive (loss) income	(17,791)	16,886
Total stockholders' equity	3,829,888	3,563,678
Non-controlling interests	8,098	8,449
Total equity	3,837,986	3,572,127
Total liabilities and equity	$6,289,589	$5,798,682
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of June 30, 2025 and December 31, 2024, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $59.5 million and $55.4 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$129,108	$104,369	$250,900	$202,880
Interest on loans and direct financing lease receivables	7,573	4,858	15,098	9,598
Other revenue, net	381	41	418	292
Total revenues	137,062	109,268	266,416	212,770

Expenses:
General and administrative	10,670	8,710	22,213	18,068
Property expenses	1,497	1,155	3,754	2,148
Depreciation and amortization	38,590	29,927	73,583	58,453
Provision for impairment of real estate	612	2,812	6,495	6,564
Change in provision for credit losses	(44)	1	—	3
Total expenses	51,325	42,605	106,045	85,236
Other operating income:
Gain on dispositions of real estate, net	2,076	134	7,060	1,645
Income from operations	87,813	66,797	167,431	129,179
Other (expense)/income:
Interest expense	(24,998)	(17,361)	(48,791)	(32,958)
Interest income	711	847	1,325	1,340
Other income	—	1,548	—	1,548
Income before income tax expense	63,526	51,831	119,965	99,109
Income tax expense	156	155	314	311
Net income	63,370	51,676	119,651	98,798
Net income attributable to non-controlling interests	(158)	(159)	(331)	(307)
Net income attributable to stockholders	$63,212	$51,517	$119,320	$98,491

Basic weighted average shares outstanding	197,551,003	175,319,270	193,030,913	171,304,986
Basic net income per share	$0.32	$0.29	$0.62	$0.57

Diluted weighted average shares outstanding	199,632,311	177,583,989	195,317,678	173,219,295
Diluted net income per share	$0.32	$0.29	$0.61	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$63,370	$51,676	$119,651	$98,798
Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(8,205)	8,774	(26,375)	36,607
Cash flow hedge gain reclassified to interest expense	(4,211)	(7,028)	(8,405)	(15,228)
Total other comprehensive (loss) income	(12,416)	1,746	(34,780)	21,379
Comprehensive income	50,954	53,422	84,871	120,177
Net income attributable to non-controlling interests	(158)	(159)	(331)	(307)
Other comprehensive loss (income) attributable to non-controlling interests	34	(4)	103	(60)
Comprehensive income attributable to stockholders	$50,830	$53,259	$84,643	$119,810
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2024	187,537,592	$1,875	$3,658,219	$(113,302)	$16,886	$3,563,678	$8,449	$3,572,127
Common stock issuance	9,732,006	97	278,526	—	—	278,623	—	278,623
Common stock withheld related to net share settlement of equity awards	—	—	—	(6,300)	—	(6,300)		(6,300)
Costs related to issuance of common stock	—	—	(443)	—	—	(443)	—	(443)
Other comprehensive loss	—	—	—	—	(22,295)	(22,295)	(69)	(22,364)
Equity-based compensation expense	242,718	2	3,966	—	—	3,968	—	3,968
Dividends declared on common stock and OP Units	—	—	—	(58,368)	—	(58,368)	(287)	(58,655)
Net income	—	—	—	56,108	—	56,108	173	56,281
Balance at March 31, 2025	197,512,316	1,974	3,940,268	(121,862)	(5,409)	3,814,971	8,266	3,823,237
Common stock issuance	604,104	6	20,180	—	—	20,186	—	20,186
Common stock withheld related to net share settlement of equity awards	—	—	—	(7)	—	(7)	—	(7)
Costs related to issuance of common stock	—	—	(45)	—	—	(45)	—	(45)
Other comprehensive loss	—	—	—	—	(12,382)	(12,382)	(34)	(12,416)
Equity-based compensation expense	22,147	1	3,496	—	—	3,497	—	3,497
Dividends declared on common stock and OP Units	—	—	—	(59,544)	—	(59,544)	(292)	(59,836)
Net income	—	—	—	63,212	—	63,212	158	63,370
Balance at June 30, 2025	198,138,567	$1,981	$3,963,899	$(118,201)	$(17,791)	$3,829,888	$8,098	$3,837,986
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2023	164,635,150	$1,646	$3,078,459	$(105,545)	$4,019	$2,978,579	$8,423	$2,987,002
Common stock issuance	10,508,096	105	244,630	—	—	244,735	—	244,735
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,277)	—	(3,277)	—	(3,277)
Costs related to issuance of common stock	—	—	(366)	—	—	(366)	—	(366)
Other comprehensive income	—	—	—	—	19,575	19,575	56	19,631
Equity-based compensation expense	163,140	2	2,945	—	—	2,947	—	2,947
Dividends declared on common stock and OP Units	—	—	—	(50,079)	—	(50,079)	(157)	(50,236)
Net income	—	—	—	46,975	—	46,975	148	47,123
Balance at March 31, 2024	175,306,386	1,753	3,325,668	(111,926)	23,594	3,239,089	8,470	3,247,559
Common stock issuance	23,928	—	—	—	—	—	—	—
Costs related to issuance of common stock	—	—	(228)	—	—	(228)	—	(228)
Other comprehensive income	—	—	—	—	1,742	1,742	4	1,746
Equity-based compensation expense	—	—	2,642	—	—	2,642	—	2,642
Dividends declared on common stock and OP Units	—	—	—	(50,964)	—	(50,964)	(160)	(51,124)
Net income	—	—	—	51,517	—	51,517	159	51,676
Balance at June 30, 2024	175,330,314	$1,753	$3,328,082	$(111,373)	$25,336	$3,243,798	$8,473	$3,252,271
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$119,651	$98,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,583	58,453
Amortization of lease incentives	602	611
Amortization of above/below market leases and right of use assets, net	(82)	(136)
Amortization of deferred financing costs and other non-cash interest expense	3,520	2,320
Provision for impairment of real estate	6,495	6,564
Change in provision for credit losses	—	3
Gain on dispositions of real estate, net	(7,060)	(1,645)
Straight-line rent receivable, net	(24,233)	(20,160)
Equity-based compensation expense	7,465	5,587
Adjustment to rental revenue for tenant credit	1,759	(436)
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(2,592)	(1,811)
Accrued liabilities and other payables	(2,169)	(260)
Net cash provided by operating activities	176,939	147,888
Cash flows from investing activities:
Proceeds from sales of investments, net	69,044	20,119
Principal collections on loans and direct financing lease receivables	6,342	4,900
Investments in loans receivable	(33,839)	(74,731)
Deposits for prospective real estate investments	(2,803)	(1,338)
Investment in real estate, including capital expenditures	(548,275)	(408,823)
Investment in construction in progress	(59,092)	(100,983)
Lease incentives paid	(2,353)	(50)
Net cash used in investing activities	(570,976)	(560,906)
Cash flows from financing activities:
Borrowings under revolving credit facility	355,000	255,000
Repayments under revolving credit facility	(155,000)	(10,000)
Payments for taxes related to net settlement of equity awards	(6,307)	(3,277)
Payment of deferred financing costs	(7,508)	—
Proceeds from issuance of common stock, net	298,809	244,735
Offering costs	(603)	(493)
Dividends paid	(114,263)	(97,418)
Net cash provided by financing activities	370,128	388,547
Net decrease in cash and cash equivalents and restricted cash	(23,909)	(24,471)
Cash and cash equivalents and restricted cash, beginning of period	44,978	48,963
Cash and cash equivalents and restricted cash, end of period	$21,069	$24,492
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$20,777	$23,557
Restricted cash	292	935
Cash and cash equivalents and restricted cash, end of period	$21,069	$24,492
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Six months ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$45,312	$30,684
Cash paid for income taxes	998	759

Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$129,889	$27,203
Net settlement of proceeds on the sale of investments	(1,650)	(1,300)
Non-cash investment in real estate and loan receivable activity	(7,949)	1,300
Unrealized (loss) gain on cash flow hedges	(26,375)	8,774
Payable and accrued offering costs	—	100
Dividends declared and unpaid	59,836	51,124
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
June 30, 2025
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2025 and December 31, 2024, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Reportable Segments
Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned and leased to tenants on a long-term basis and loans and direct financing lease receivables secured by real estate. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment. The chief operating decision maker, which is the Company's Chief Executive Officer, determines resource allocations based on characteristics of potential future investments (e.g., return on investment, tenant credit quality, industry type, and geographic location) and assesses the performance of the Company's existing portfolio based on consolidated net income as presented in the accompanying consolidated statements of operations.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation on real estate investments	$37,144	$28,002	$70,686	$54,868
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Provision for impairment of real estate	$612	$2,812	$6,495	$6,564
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
As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $20.8 million and $40.7 million, respectively, of which $20.3 million and $40.2 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
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

The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Contingent rent	$236	$96	$442	$334
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
The Company recorded the following adjustments to rental revenue for tenant credit during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Adjustment to (decrease) increase rental revenue for tenant credit	$(194)	$437	$(1,759)	$436
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of June 30, 2025 and December 31, 2024, the Company capitalized a total of $92.8 million and $92.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of June 30, 2025 and December 31, 2024, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and six months ended June 30, 2025 and 2024, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of June 30, 2025 or December 31, 2024. The 2023, 2022 and 2021 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollars in thousands)	June 30, 2025	December 31, 2024
Number of VIEs	51	49
Aggregate carrying value	$347,476	$327,423
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of June 30, 2025 and December 31, 2024. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of June 30, 2025 and December 31, 2024.
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
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	June 30, 2025	December 31, 2024
Owned properties (1)	2,032	1,946
Properties securing investments in mortgage loans (2)	148	150
Ground lease interests	10	8
Total number of investments	2,190	2,104
_____________________________________
(1)Includes seven properties which are subject to leases accounted for as direct financing leases or loans as of June 30, 2025 and December 31, 2024.
(2)Properties secure 26 and 25 mortgage loans receivable as of June 30, 2025 and December 31, 2024, respectively.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	June 30, 2025	December 31, 2024
Real estate investments, at cost	$6,220,987	$5,667,349
Loans and direct financing lease receivables, net	371,614	352,066
Real estate investments held for sale, net	—	10,018
Total gross investments	$6,592,601	$6,029,433

Investments in 2025 and 2024
The following table presents information about the Company’s investment activity during the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
(Dollar amounts in thousands)	2025	2024
Ownership type	(1)	Fee Interest
Number of properties	121	141

Investment allocation:
Land and improvements	$162,317	$191,583
Building and improvements	375,600	214,291
Intangible lease assets	8,713	—
Intangible lease liabilities	(722)	—
Construction in progress (2)	59,092	100,983
Total investments (including acquisition costs)	$605,000	$506,857
_____________________________________
(1)During the six months ended June 30, 2025, the Company acquired fee interests in 119 properties and acquired two properties subject to a ground lease.
(2)Represents amounts incurred at and subsequent to acquisition and includes $2.1 million and $2.2 million of capitalized interest expense during the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025 and 2024, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the six months ended June 30, 2025 and 2024, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2024	1,873	$4,915,246
Acquisitions of and additions to real estate investments	141	511,218
Sales of investments in real estate	(13)	(16,706)
Relinquishment of properties at end of ground lease term	(3)	(1,471)
Provision for impairment of real estate (1)		(6,564)
Investments in loans receivable	21	76,031
Principal collections on and settlements of loans and direct financing lease receivables	(10)	(4,900)
Other		(1,531)
Gross investments, June 30, 2024		5,471,324
Less: Accumulated depreciation and amortization (2)		(421,486)
Net investments, June 30, 2024	2,009	$5,049,838

Gross investments, January 1, 2025	2,104	$6,029,433
Acquisitions of and additions to real estate investments	121	622,806
Sales of investments in real estate	(34)	(70,145)
Provision for impairment of real estate (3)		(6,495)
Investments in loans receivable	4	35,489
Principal collections on and settlements of loans and direct financing lease receivables	(5)	(15,940)
Other		(2,548)
Gross investments, June 30, 2025		6,592,601
Less: Accumulated depreciation and amortization (2)		(541,388)
Net investments, June 30, 2025	2,190	$6,051,213
_____________________________________
(1)During the six months ended June 30, 2024, the Company identified and recorded provisions for impairment at seven tenanted properties and three vacant properties.
(2)Includes $487.9 million and $373.3 million of accumulated depreciation as of June 30, 2025 and 2024, respectively.
(3)During the six months ended June 30, 2025, the Company identified and recorded provisions for impairment at eight tenanted properties and two vacant properties.
Loans and Direct Financing Lease Receivables
As of June 30, 2025 and December 31, 2024, the Company had 26 and 25 loans receivable outstanding, respectively, and three leases accounted for as loans, with an aggregate carrying amount of $371.2 million and $351.6 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $371.2 million as of June 30, 2025.

The Company’s loans receivable portfolio as of June 30, 2025 and December 31, 2024 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)(3)	I/O	69	7.79%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,525
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	29,100	29,100
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	1	8.00%	8.00%	2040	1,754	1,754
Mortgage (2)	I/O	9	7.00%	7.00%	2027	6,977	10,070
Mortgage (2)	I/O	1	7.73%	7.20%	2037	3,600	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,200	10,200
Mortgage (2)	I/O	—	8.10%	8.10%	2025	—	8,654
Mortgage (2)	I/O	5	10.19%	9.50%	2039	17,487	16,059
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	57,454
Mortgage (2)(3)	I/O	1	10.21%	9.75%	2034	11,693	7,560
Mortgage (2)(3)	I/O	5	10.19%	9.50%	2039	14,705	17,451
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	900
Mortgage (2)	I/O	4	9.54%	8.25%	2044	13,785	6,400
Mortgage (2)(3)	P+l	1	7.50%	7.50%	2028	1,650	—
Mortgage (2)	I/O	1	8.00%	9.72%	2045	19,950	—
Leasehold interest	P+I	1	2.25%	(4)	2034	827	862
Leasehold interest	P+I	1	2.41%	(4)	2034	1,232	1,283
Leasehold interest	P+I	2	4.41%	(4)	2039	19,957	20,327
Net investment						$371,246	$351,649
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

Scheduled principal payments due to be received under the Company’s loans receivable as of June 30, 2025 were as follows:

(in thousands)	Future Principal Payments Due
July 1 - December 31, 2025	$846
2026	6,680
2027	8,974
2028	2,836
2029	1,280
Thereafter	350,630
Total	$371,246
As of June 30, 2025 and December 31, 2024, the Company had $1.3 million of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Minimum lease payments receivable	$1,410	$1,499
Estimated unguaranteed residual value of leased assets	250	250
Unearned income from leased assets	(396)	(436)
Net investment	$1,264	$1,313
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of June 30, 2025 were as follows:

(in thousands)	Future Minimum Base Rental Payments
July 1 - December 31, 2025	$89
2026	167
2027	143
2028	145
2029	148
Thereafter	718
Total	$1,410
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of June 30, 2025 and December 31, 2024, the Company recorded an allowance for credit losses of $0.9 million. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the six months ended June 30, 2025 and 2024, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2024	$666
Current period provision for expected credit losses(1)	3
Write-offs charged	—
Recoveries	—
Balance at June 30, 2024	$669

Balance at January 1, 2025	$896
Current period provision for expected credit losses(1)	—
Write-offs charged	—
Recoveries	—
Balance at June 30, 2025	$896
_____________________________________
(1)Changes in expected credit loss were primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of June 30, 2025:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2025	2024	2023	2022	Prior to 2022
LTV <60%	$—	$—	$—	$—	$51,853	$51,853
LTV 60%-70%	—	11,693	—	—	29,062	40,755
LTV >70%	28,985	116,902	10,200	61,094	62,720	279,901
	$28,985	$128,595	$10,200	$61,094	$143,635	$372,509
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the six months ended June 30, 2025 and 2024.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2024	4	$7,455	$—	$7,455
Transfers to held for sale classification	7	9,912	(76)	9,836
Sales	(6)	(8,690)	76	(8,614)
Transfers to held and used classification	—	—	—	—
Held for sale balance, June 30, 2024	5	$8,677	$—	$8,677

Held for sale balance, January 1, 2025	5	$10,018	$—	$10,018
Transfers to held for sale classification	1	3,446	—	3,446
Sales	(4)	(8,577)	—	(8,577)
Transfers to held and used classification	(2)	(4,887)	—	(4,887)
Held for sale balance, June 30, 2025	—	$—	$—	$—
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the six months ended June 30, 2025 or 2024 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
State	2025	2024	2025	2024
Texas	12.7%	13.2%	12.7%	13.3%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	June 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$88,748	$42,146	$46,602	$82,926	$40,499	$42,427
Intangible market lease assets	11,301	6,279	5,022	11,121	5,955	5,166
Total intangible assets	$100,049	$48,425	$51,624	$94,047	$46,454	$47,593

Intangible market lease liabilities	$15,650	$4,807	$10,843	$15,523	$4,823	$10,700
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2025, by category and in total, were as follows:

Years Remaining
In-place leases	9.1
Intangible market lease assets	9.2
Total intangible assets	9.1

Intangible market lease liabilities	7.7

The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization of in-place leases (1)	$1,367	$1,842	$2,728	$3,421
Amortization (accretion) of market lease intangibles, net (2)	(7)	(7)	(18)	(32)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(32)	(42)	(65)	(104)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
July 1 - December 31, 2025	$2,674
2026	5,097
2027	4,572
2028	4,037
2029	3,942
Thereafter	26,280
Total	$46,602
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
July 1 - December 31, 2025	$341	$276	$617
2026	673	654	1,327
2027	651	757	1,408
2028	409	718	1,127
2029	397	685	1,082
Thereafter	(7,493)	7,753	260
Total	$(5,022)	$10,843	$5,821
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
Scheduled future minimum base rental and interest payments due to be received under the remaining non-cancelable term of operating leases and direct financing lease receivables in place as of June 30, 2025, and due to be received under loans receivable through the scheduled maturity dates as of June 30, 2025 were as follows:

(in thousands)	Operating Leases	Loans and Direct Financing Leases	Total Future Minimum Receipts
July 1 - December 31, 2025	$239,593	$15,502	$255,095
2026	484,069	31,240	515,309
2027	488,855	30,604	519,459
2028	493,029	30,753	523,782
2029	496,970	31,125	528,095
Thereafter	5,838,480	332,015	6,170,495
Total	$8,040,996	$471,239	$8,512,235
Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum base rental payments to be received during the initial non-cancelable lease term only. In addition, the future minimum lease payments exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to gross sales thresholds and exclude increases in annual rent based on future changes in the Consumer Price Index, among other items.
The fixed and variable components of lease revenues for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Fixed lease revenues	$128,413	$103,521	$250,318	$201,527
Variable lease revenues (1)	1,189	709	2,925	1,495
Total lease revenues (2)	$129,602	$104,230	$253,243	$203,022
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and equipment leases which are classified as operating leases. As of June 30, 2025, the Company’s right of use ("ROU") assets and lease liabilities were $9.0 million and $9.2 million, respectively. As of December 31, 2024, the Company’s ROU assets and lease liabilities were $8.8 million and $9.5 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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

The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	23.9	23.3
Weighted average discount rate	6.86%	6.83%
The following table sets forth the details of rent expense for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Fixed rent expense - ground leases	$171	$177	$343	$422
Fixed rent expense - office and equipment leases	180	179	359	314
Variable rent expense	—	—	—	—
Total rent expense	$351	$356	$702	$736
As of June 30, 2025, future lease payments under ground, office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
July 1 - December 31, 2025	$363	$348	$711
2026	226	697	923
2027	227	705	932
2028	233	729	962
2029	61	743	804
Thereafter	—	18,014	18,014
Total	$1,110	$21,236	22,346
Present value discount			(13,134)
Lease liabilities			$9,212
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.
5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of June 30, 2025 and December 31, 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	5.3%	5.6%
2028 Term Loan	January 2028	400,000	400,000	5.3%	5.6%
2029 Term Loan	February 2029(2)	450,000	450,000	5.3%	5.6%
2030 Term Loan	January 2030(2)	450,000	450,000	5.3%	5.6%
Senior unsecured notes	July 2031	400,000	400,000	3.0%	3.0%
Revolving Credit Facility	February 2030(2)	200,000	—	5.1%	—%
Total principal outstanding		$2,330,000	$2,130,000	4.9%	5.1%
______________________

(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of June 30, 2025:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	2030 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
July 1 - December 31, 2025	$—	$—	$—	$—	$—	$—	$—
2026	—	—	—	—	—	—	—
2027	430,000	—	—	—	—	—	430,000
2028	—	400,000	—	—	—	—	400,000
2029	—	—	450,000	—	—	—	450,000
Thereafter	—	—	—	450,000	400,000	200,000	1,050,000
Total	$430,000	$400,000	$450,000	$450,000	$400,000	$200,000	$2,330,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
(2)Any amounts drawn will be due in February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.
The Company was not in default of any provisions under any of its outstanding indebtedness as of June 30, 2025 or December 31, 2024.
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
2028 Term Loan. In July 2022, the Prior Credit Agreement was amended to provide for $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $250.0 million were drawn in July 2022, concurrently with the closing of such amendment, and the remaining $150.0 million was drawn in October 2022, pursuant to a delayed funding feature. The 2028 Term Loan matures in January 2028.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the Amended Credit Agreement as of June 30, 2025 and December 31, 2024.
The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2025	2024
Balance on January 1,	$—	$—
Borrowings	355,000	255,000
Repayments	(155,000)	(10,000)
Balance on June 30,	$200,000	$245,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$2,451	$1,353	$4,098	$1,581
Amortization of deferred financing costs	554	307	1,042	614
Total	$3,005	$1,660	$5,140	$2,195
Total deferred financing costs, net, of $7.8 million and $1.3 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company had $800.0 million and $600.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
2027 Term Loan
On November 26, 2019, the Company, through the Operating Partnership, entered into a $430.0 million term loan (the “2027 Term Loan”) with a group of lenders. The 2027 Term Loan provides for term loans to be drawn up to an aggregate amount of $430.0 million with an initial maturity of November 26, 2026. The Company borrowed the entire $430.0 million available under the 2027 Term Loan in separate draws in December 2019 and March 2020. In February 2022, the Company entered into an amendment to the 2027 Term Loan to, among other things, extend the maturity date of the 2027 Term Loan to February 18, 2027.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of June 30, 2025 and December 31, 2024.
The following table presents information about aggregate interest expense related to the 2027 Term Loan and the CF Term Loans:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$23,066	$20,412	$46,095	$40,873
Amortization of deferred financing costs	980	593	1,961	1,186
Total	$24,046	$21,005	$48,056	$42,059
As of June 30, 2025 and December 31, 2024, total deferred financing costs, net, of $6.9 million and $8.9 million, respectively, related to the 2027 Term Loan and the CF Term Loans are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of June 30, 2025 and December 31, 2024:

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
The following table presents information about interest expense related to the Company's senior unsecured notes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$2,929	$2,929	$5,859	$5,858
Amortization of deferred financing costs and original issue discount	139	139	278	279
Total	$3,068	$3,068	$6,137	$6,137
Total deferred financing costs, net, of $2.9 million and $3.1 million related to the Company's senior unsecured notes were included within senior unsecured notes, net on the Company’s consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2031 Notes as of June 30, 2025 and December 31, 2024.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $10.1 million will be reclassified from accumulated other comprehensive (loss) income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations to the Company. As of June 30, 2025, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet, all of which are interest rate swaps designated as cash flow hedges, as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value(1)	June 30, 2025	December 31, 2024
5	2027 Term Loan	1.41%	November 2026	$430,000	$13,114	$20,759
11	2028 Term Loan	3.66%	January 2028	400,000	(2,846)	3,805
8	2029 Term Loan	4.40%	February 2029	450,000	(16,482)	(7,407)
15	2030 Term Loan	3.82%	December 2029	450,000	(8,681)	2,972
				$1,730,000	$(14,895)	$20,129
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
The following table presents amounts recorded to accumulated other comprehensive (loss) income related to derivative and hedging activities for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Other comprehensive (loss) income	$(12,416)	$1,746	$(34,780)	$21,379
As of June 30, 2025, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $13.4 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $28.5 million.
As of December 31, 2024, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $27.8 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.7 million.
During the three and six months ended June 30, 2025, the Company realized a gain on the change in fair value of its interest rate swaps of $4.2 million and $8.4 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations. During the three and six months ended June 30, 2024, the Company realized a gain on the change in fair value of its interest rate swaps of $7.0 million and $15.2 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations.
As of June 30, 2025 and December 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $15.2 million net liability and a $20.1 million net asset as of June 30, 2025 and December 31, 2024, respectively.
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
In March 2025, the Company completed a follow-on primary offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. Assuming full physical settlement of the forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $285.2 million. No shares under these forward sale agreements have been physically settled as of June 30, 2025. The Company is required to settle these forward sale agreements by September 2026.
At the Market Program
In October 2024, the Company established a successor at the market common equity offering program, pursuant to which it is authorized to publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $750 million (the "October 2024 ATM Program"). In connection with establishing the October 2024 ATM Program, the Company terminated its June 2024 ATM Program (the "June 2024 ATM Program"), which had replaced the Company’s 2022 ATM Program (the “2022 ATM Program”). The June 2024 ATM Program and the 2022 ATM Program have been terminated and no additional stock can be sold thereunder. As context requires, the October 2024 ATM Program, the June 2024 ATM Program and the 2022 ATM Program and are referred herein as the "ATM Programs." Sales may be made under the October 2024 ATM Program and, during their pendency the prior ATM programs, through identified sales agents, as sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the October 2024 ATM Program and, during their pendency the prior ATM programs, also permitted the Company to enter into separate forward sale agreements with identified forward purchasers.
The following table presents information about the ATM Programs (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through June 30, 2025
2022 ATM Program	May 2022	June 2024	$500,000	$383,426
June 2024 ATM Program (1)	June 2024	October 2024	$500,000	$339,992
October 2024 ATM Program (1)	October 2024		$750,000	$218,434
____________________________________
(1)Includes 1,000,000 shares under the June 2024 ATM Program and 6,082,921 shares under the October 2024 ATM Program that the Company sold on a forward basis and were not physically settled as of June 30, 2025.
The following table details activity under the ATM Programs for each period presented:

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Shares of common stock sold (1)	3,664,521	5,047,448	4,299,921	7,256,033
Weighted average sale price per share	$32.45	$27.15	$32.45	$26.24
Gross proceeds	$118,916	$137,040	$139,519	$190,422
Net proceeds	$117,218	$134,512	$137,512	$187,529
_____________________________________
(1)During the six months ended June 30, 2025 and 2024, the Company issued 10,336,110 and 1,937,450 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Programs and were unsettled as of December 31, 2024 and 2023, respectively.

Dividends on Common Stock
During the six months ended June 30, 2025 and 2024, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
May 30, 2025	June 30, 2025	July 14, 2025	$0.30	$59,544
March 7, 2025	March 31, 2025	April 11, 2025	$0.295	$58,368
May 31, 2024	June 28, 2024	July 12, 2024	$0.29	$50,965
March 7, 2024	March 29, 2024	April 12, 2024	$0.285	$50,079
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
As of June 30, 2025, the Company held 198,138,567 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2024, the Company held 187,537,592 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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

The following table presents information about the Company’s RSUs and LTIP Units during the six months ended June 30, 2025 and 2024:

	Restricted Stock Units		LTIP Units
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2024	743,853	$32.56	—	$—
Granted	527,686	33.05	—	—
Vested	(319,738)	32.54	—	—
Forfeited	—	—	—	—
Unvested, June 30, 2024	951,801	$32.84	—	$—

Unvested, January 1, 2025	953,401	$32.87	—	$—
Granted	355,875	34.25	221,983	38.39
Vested	(464,287)	32.86	—	—
Forfeited	(7,803)	28.57	—	—
Unvested, June 30, 2025	837,186	$33.50	221,983	$38.39
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
As of June 30, 2025, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the three and six months ended June 30, 2025 and 2024.
The Company also issues RSUs and LTIP Units to the Company’s executive officers, other employees and directors under the Equity Incentive Plans which vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table summarizes the Company’s service-based vesting RSU and LTIP Unit grants during the relevant periods:

	2025	2024	2023	2022	2021
RSU grants	92,434	179,187	210,406	199,793	135,686
LTIP Unit grants	88,792	—	—	—	—
Total grants	181,226	179,187	210,406	199,793	135,686
In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of June 30, 2025 and 2024, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the three and six months ended June 30, 2025 and 2024.
A portion of the RSUs that vested in 2025 and 2024 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company’s RSUs and LTIP Units for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Compensation cost recognized in general and administrative expense	$3,496	$2,642	$7,464	$5,587
Dividend equivalents and distributions declared and charged directly to distributions in excess of cumulative earnings	229	118	455	234
Fair value of units vested during the period	616	591	15,255	10,404
The following table presents information about the Company’s RSUs and LTIP Units as of the dates presented:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Total unrecognized compensation cost	$20,636	$13,955
Weighted average period over which compensation cost will be recognized (in years)	2.3	2.1
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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Numerator for basic and diluted net income per share:
Net income	$63,370	$51,676	$119,651	$98,798
Less: net income attributable to non-controlling interests	(158)	(159)	(331)	(307)
Less: net income allocated to unvested RSUs and LTIP Units	(229)	(118)	(455)	(234)
Net income available for common stockholders: basic	62,983	51,399	118,865	98,257
Net income attributable to non-controlling interests	158	159	331	307
Net income available for common stockholders: diluted	$63,141	$51,558	$119,196	$98,564

Denominator for basic and diluted net income per share:
Weighted average shares outstanding used in basic net income per share	197,551,003	175,319,270	193,030,913	171,304,986
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847	553,847
Unvested RSUs and LTIP Units	913,324	806,885	867,491	676,085
Forward sales	614,137	903,987	865,427	684,377
Weighted average shares outstanding used in diluted net income per share	199,632,311	177,583,989	195,317,678	173,219,295
_____________________________________
(1)The three months ended June 30, 2025 and 2024, respectively, exclude the impact of 151,652 and 11,023 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive. The six months ended June 30, 2025 and 2024, respectively, exclude the impact of 128,621 and 6,595 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of June 30, 2025, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $149.1 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of June 30, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
401(k) matching contributions	$81	$68	$293	$215
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2025 and December 31, 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of June 30, 2025 and December 31, 2024.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, the 2029 Term Loan and the 2030 Term Loan have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan, the 2028 Term Loan, the 2029 Term Loan and the 2030 Term Loan as of June 30, 2025 and December 31, 2024 approximate fair value.
The Company measures the fair value of its senior unsecured notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial (liabilities) assets:
Senior unsecured notes(1)	$(396,681)	$(355,712)	$(355,712)	$—	$—
Interest rate swaps	(14,896)	(14,896)	—	(14,896)	—

December 31, 2024
Financial (liabilities) assets:
Senior unsecured notes(1)	$(396,403)	$(340,420)	$(340,420)	$—	$—
Interest rate swaps	20,129	20,129	—	20,129	—
_____________________________________
(1)Carrying value is net of $2.9 million and $3.1 million of net deferred financing costs and $0.5 million and $0.5 million of net discount as of June 30, 2025 and December 31, 2024, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Non-financial assets:
Long-lived assets	$3,340	$3,340	$—	$—	$3,340

December 31, 2024
Non-financial assets:
Long-lived assets	$6,612	$6,612	$—	$—	$6,612
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

Quantitative information about Level 3 fair value measurements as of June 30, 2025 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Pet Care Services	$715	Sales comparison approach	Non-binding sales agreement	$715
Medical / Dental	375	Sales comparison approach	Non-binding sales agreement	375
Medical / Dental	2,250	Sales comparison approach	Non-binding sales agreement	2,250
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after June 30, 2025 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Investment Activity
Subsequent to June 30, 2025, the Company invested in two real estate properties for an aggregate investment amount (including acquisition-related costs) of $2.1 million and invested $4.9 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company. In addition, the Company invested $1.0 million in mortgage loans receivable subsequent to June 30, 2025.
Subsequent to June 30, 2025, the Company sold its investment in two real estate properties for a gross sales price of $1.8 million and incurred $0.1 million of disposition costs related to these transactions.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of June 30, 2025, 93.3% of our $507.8 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on June 30, 2025 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of June 30, 2025, we had a portfolio of 2,190 properties (inclusive of 148 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $507.8 million and was 99.6% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of June 30, 2025, our portfolio was 99.6% occupied by tenants operating 606 different brands, or concepts, across 48 states, with none of our tenants contributing more than 3.7% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of June 30, 2025, our leases had a weighted average remaining lease term of 14.3 years (based on annualized base rent), with 4.9% of our annualized base rent attributable to leases expiring prior to January 1, 2030. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the six months ended June 30, 2025, 92% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of June 30, 2025, 66.2% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of June 30, 2025, 97.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.8% per year.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of June 30, 2025, our average investment per property was $3.0 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of June 30, 2025, our portfolio’s weighted average rent coverage ratio was 3.4x, and 99.1% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of June 30, 2025, we had a portfolio of 2,190 properties, with annualized base rent of $507.8 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is comprised of tenants operating 606 different concepts across 48 states. No single tenant contributed more than 3.7% of our annualized base rent as of June 30, 2025, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
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
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the six months ended June 30, 2025, 92% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 87% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of June 30, 2025, leases contributing 99.1% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the six months ended June 30, 2025, 92% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 87% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of June 30, 2025, our leases had a weighted average remaining lease term of 14.3 years (based on annualized base rent), with only 4.9% of our annualized base rent attributable to leases expiring prior to January 1, 2030, and 97.5% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.8% per year.

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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended September 30, 2023 through the quarter ended June 30, 2025 (dollars in thousands):

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Investment activity	$307,615	$333,435	$307,706	$334,041
Number of transactions	37	37	21	25
Property count	57	78	48	77
Avg. investment per unit	$4,102	$3,281	$5,453	$3,971
Cash cap rate [1]	8.1%	8.0%	7.8%	7.9%
GAAP cap rate [2]	9.1%	9.2%	9.4%	9.7%
Master lease percentage [3,4]	57%	69%	71%	69%
Sale-leaseback percentage [3,5]	89%	100%	90%	93%
Existing relationship percentage	79%	79%	86%	88%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	4.7x	3.4x	3.0x	3.4x
Lease term (years)	17.2	17.7	17.5	19.5

	Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Investment activity	$213,327	$314,865	$248,770	$333,910
Number of transactions	30	43	36	35
Property count	65	93	79	83
Avg. investment per unit	$2,812	$3,008	$2,767	$3,393
Cash cap rate [1]	7.6%	7.9%	8.1%	8.0%
GAAP cap rate [2]	8.7%	9.1%	9.3%	9.1%
Master lease percentage [3,4]	60%	72%	82%	76%
Sale-leaseback percentage [3,5]	100%	97%	100%	100%
Existing relationship percentage	86%	96%	87%	82%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.3x	3.3x	2.7x	3.0x
Lease term (years)	17.6	17.6	17.2	17.8
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

The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended September 30, 2023 through the quarter ended June 30, 2025 (dollars in thousands):

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Disposition volume[1]	$16,973	$60,449	$24,338	$46,193
Cash cap rate on leased assets [2]	6.8%	7.0%	6.9%	7.3%
Leased properties sold [3]	7	24	10	18
Vacant properties sold [3]	2	—	1	5

	Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Disposition volume[1]	$28,496	$30,602	$11,949	$4,783
Cash cap rate on leased assets [2]	6.5%	6.6%	6.5%	7.3%
Leased properties sold [3]	9	9	6	4
Vacant properties sold [3]	1	—	1	2
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of June 30, 2025, the net investment value of our income property portfolio totaled $6.1 billion, consisting of investments in 2,190 properties (inclusive of 148 properties which secure our investments in mortgage loans receivable), with annualized base rent of $507.8 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends as declared by our board of directors. The occupancy level of our portfolio is high (99.6% as of June 30, 2025) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of June 30, 2025, nine of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 89 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of June 30, 2025, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $518.9 million, and, as of such date, we have funded $369.8 million of this commitment. We expect to fund the remaining commitment totaling approximately $149.1 million by June 30, 2026.

Additionally, as of July 18, 2025, we were under contract to acquire 36 properties with an aggregate purchase price of $139.6 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our October 2024 ATM Program, under which we may offer and sell common stock with an aggregate gross sales price of up to $529.5 million as of July 18, 2025.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units and LTIP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the six months ended June 30, 2025, our Board declared total cash distributions of $0.595 per share of common stock/OP Unit/LTIP Unit totaling $118.5 million and $59.8 million was payable as of June 30, 2025. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of June 30, 2025, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies, and our weighted average debt maturity was 3.8 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at June 30, 2025, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At June 30, 2025, the Operating Partnership had issued and outstanding $400.0 million of senior notes. The obligations of the Operating Partnership under the senior notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of June 30, 2025 and December 31, 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.5%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.7%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.3%	5.4%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.8%	4.9%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2030 (2)	200,000	—	5.1%	—%
Total principal outstanding		$2,330,000	$2,130,000	4.2%	4.1%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended on February 6, 2025 (the "Amended Credit Agreement"), and provides for revolving loans of up to $1.0 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term

Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn as of June 30, 2025.
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
The Operating Partnership is the borrower under the Amended Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of June 30, 2025, we were in compliance with these covenants.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of June 30, 2025, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the 2031 Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2025, we were in compliance with these covenants.
Cash Flows
Comparison of the six months ended June 30, 2025 and 2024
As of June 30, 2025, we had $20.8 million of cash and cash equivalents and $0.3 million of restricted cash, as compared to $23.6 million of cash and cash equivalents and approximately $0.9 million of restricted cash as of June 30, 2024.
Cash flows for the six months ended June 30, 2025
During the six months ended June 30, 2025, net cash provided by operating activities was $176.9 million and our net income was $119.7 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $62.0 million, including i) depreciation and amortization of tangible, intangible and right of use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $77.6 million, ii) our provision for impairment of real estate of $6.5 million, iii) non-cash equity-based compensation expense of $7.5 million and iv) adjustments to rental revenue for tenant credit of $1.8 million, reduced by i) our $7.1 million gain on dispositions of real estate, net and ii) $24.2 million related to the recognition of straight-line rent receivables. Additional outflows were from our decrease in accrued liabilities and other payables of $2.2 million and the increase in our rent receivables, prepaid expenses and other assets, net of $2.6 million.
Net cash used in investing activities during the six months ended June 30, 2025 was $571.0 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures and construction in progress, in lease incentives and in loans receivable, which totaled $646.3 million in the aggregate for the quarter. These cash outflows were partially offset by $69.0 million of proceeds from sales of investments, net of disposition costs, and $6.3 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $370.1 million during the six months ended June 30, 2025 reflected net cash inflows of $298.8 million from the issuance of common stock and $355.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $114.3 million in dividends, repayment of $155.0 million of borrowings under the Revolving Credit Facility, the payment of $7.5 million of deferred financing costs related to the Amended Credit Facility, the payment of $0.6 million of offering costs, and the payment of $6.3 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2025.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of June 30, 2025:

	Payment due by period
(in thousands)	Total	July 1 - December 31, 2025	2026-2027	2028-2029	Thereafter
Unsecured term loans	$1,730,000	$—	$430,000	$850,000	$450,000
Senior unsecured notes	400,000	—	—	—	400,000
Revolving Credit Facility	200,000	—	—	—	200,000
Tenant construction financing and reimbursement obligations (1)	149,137	149,137	—	—	—
Operating lease obligations (2)	22,346	711	1,855	1,766	18,014
Total	$2,501,483	$149,848	$431,855	$851,766	$1,068,014
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $21.2 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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

Our Real Estate Investment Portfolio
As of June 30, 2025, we had a portfolio of 2,190 properties, including 148 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $507.8 million. Our tenants operate 606 different concepts across 48 states. None of our tenants represented more than 3.7% of our portfolio at June 30, 2025, and our top ten largest tenants represented 17.6% of our annualized base rent as of that date.
Diversification by Tenant
As of June 30, 2025, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of June 30, 2025 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	57	$18,706	3.7%
Express Wash Operations, LLC	Whistle Express Car Wash	33	10,849	2.1%
CNP Holdings, LLC	Chicken N Pickle	8	8,492	1.7%
Dave & Busters Inc.	Dave & Buster's	5	8,078	1.6%
BW Ultimate Parent, LLC	Allsup's/YesWay	13	7,996	1.6%
Denali Midco 2 LLC	Super Star Car Wash	20	7,313	1.5%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	13	7,309	1.4%
Busy Bees US Holdings Limited	Various	32	7,299	1.4%
Pops Mart Holdings, LLC and Pops Mart Fuels, LLC	Pops Mart	26	6,717	1.3%
New Potato Creek Holdings, LLC	Tidal Wave Auto Spa	16	6,716	1.3%
Top 10 Subtotal		223	89,475	17.6%
Other		1,958	418,284	82.4%
Total		2,181	$507,759	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes nine vacant properties.
As of June 30, 2025, our five largest tenants, who contributed 10.7% of our annualized base rent, had a rent coverage ratio of 5.9x while our ten largest tenants, who contributed 17.6% of our annualized base rent, had a rent coverage ratio of 4.5x.
As of June 30, 2025, 96.9% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 606 concepts. (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of June 30, 2025 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)
EquipmentShare	Service	$18,706	3.7%	57
Crunch Fitness	Experience	14,243	2.8%	26
Whistle Express Car Wash	Service	10,849	2.1%	33
Chicken N Pickle	Experience	8,492	1.7%	8
Allsup's/YesWay	Service	7,996	1.6%	13
Super Star Car Wash	Service	7,313	1.4%	20
Captain D's	Service	6,792	1.3%	86
Pops Mart	Service	6,717	1.3%	26
Tidal Wave Auto Spa	Service	6,716	1.3%	16
John Deere	Service	6,511	1.3%	31
Top 10 Subtotal		94,335	18.5%	316
Other		413,424	81.5%	1,865
Total		$507,759	100.0%	2,181
_____________________________________
(1)Excludes nine vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of June 30, 2025 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$74,817	14.7%	220	1,087,845	$65.93
Medical / Dental	Service	60,267	11.9%	244	2,034,247	28.04
Early Childhood Education	Service	57,584	11.3%	241	2,598,133	21.57
Quick Service	Service	46,999	9.3%	448	1,228,734	38.70
Automotive Service	Service	40,907	8.1%	282	2,177,257	18.31
Convenience Stores	Service	34,933	6.8%	178	773,065	41.14
Casual Dining	Service	30,893	6.1%	125	898,360	31.35
Equipment Rental and Sales	Service	25,217	5.0%	88	1,759,182	14.33
Other Services	Service	12,631	2.5%	59	763,088	16.65
Pet Care Services	Service	7,287	1.4%	38	308,324	21.20
Family Dining	Service	6,535	1.3%	27	215,678	30.30
Service Subtotal		398,070	78.4%	1,950	13,843,913	27.67
Entertainment	Experience	47,329	9.3%	69	2,417,335	17.65
Health and Fitness	Experience	22,494	4.4%	46	1,738,193	11.40
Movie Theatres	Experience	4,411	0.9%	6	293,206	15.04
Experience Subtotal		74,234	14.6%	121	4,448,734	15.01
Other Industrial	Industrial	16,220	3.2%	44	2,306,072	6.78
Building Materials	Industrial	3,965	0.8%	23	1,257,017	3.16
Industrial Subtotal		20,185	4.0%	67	3,563,089	5.50
Grocery	Retail	13,740	2.7%	40	1,604,320	8.56
Home Furnishings	Retail	1,530	0.3%	3	176,809	8.65
Retail Subtotal		15,270	3.0%	43	1,781,129	8.57
Total/Weighted Average		$507,759	100.0%	2,181	23,636,865	$20.51
_____________________________________
(1)Excludes nine vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of June 30, 2025, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.4x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.5x, our tenants operating retail businesses had a weighted average rent coverage ratio of 4.0x and our tenants operating industrial businesses had a weighted average rent coverage ratio of 6.0x.

Diversification by Geography
Our 2,190 properties are located in 48 states. The following table details the geographical locations of our properties as of June 30, 2025 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$61,257	12.1%	233	2,732,800
Florida	36,277	7.1%	120	1,116,462
Georgia	35,317	7.0%	164	1,246,503
Ohio	28,132	5.5%	142	1,576,653
Wisconsin	24,651	4.9%	97	1,245,961
North Carolina	18,192	3.6%	86	811,995
Missouri	16,788	3.3%	78	1,097,178
Arizona	16,726	3.3%	65	691,495
Oklahoma	15,052	3.0%	69	952,873
Alabama	14,471	2.8%	65	905,016
Michigan	14,266	2.8%	65	1,189,172
South Carolina	13,561	2.7%	66	544,061
Illinois	13,504	2.7%	61	592,975
Indiana	13,176	2.6%	68	666,054
Tennessee	12,136	2.4%	57	425,783
Minnesota	11,434	2.3%	44	637,777
New Jersey	11,142	2.2%	31	429,474
Mississippi	10,860	2.1%	73	411,026
New York	10,403	2.0%	65	508,928
Arkansas	9,877	1.9%	66	511,446
Pennsylvania	9,647	1.9%	44	456,205
Virginia	9,361	1.8%	29	359,248
New Mexico	8,655	1.7%	29	193,957
Louisiana	8,026	1.6%	31	224,831
Colorado	7,932	1.6%	30	357,022
California	7,492	1.5%	20	165,493
Kentucky	7,405	1.5%	51	327,138
Iowa	7,203	1.4%	34	399,808
Connecticut	6,952	1.4%	21	547,338
Nevada	6,651	1.3%	16	168,720
Massachusetts	6,292	1.2%	32	439,465
Utah	4,821	0.9%	6	321,256
Kansas	4,776	0.9%	18	201,900
New Hampshire	3,710	0.7%	13	268,937
Oregon	2,922	0.6%	8	131,957
South Dakota	2,737	0.5%	9	130,152
North Dakota	2,565	0.5%	7	97,442
Maryland	2,439	0.5%	9	75,410
West Virginia	2,324	0.5%	24	85,800
Washington	2,275	0.4%	11	90,459
Nebraska	2,124	0.4%	11	138,797
Maine	1,156	0.2%	4	71,000
Vermont	1,009	0.2%	9	64,622
Idaho	669	0.1%	2	41,146
Rhode Island	474	0.1%	2	22,865
Delaware	408	0.1%	1	4,186
Wyoming	294	0.1%	2	14,001
Alaska	218	0.1%	2	6,630
Total	$507,759	100.0%	2,190	23,699,417

Lease Expirations
As of June 30, 2025, the weighted average remaining term of our leases was 14.3 years (based on annualized base rent), with only 4.9% of our annualized base rent attributable to leases expiring prior to January 1, 2030. The following table sets forth our lease expirations for leases in place as of June 30, 2025 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2025	$774	0.2%	6	4.5x
2026	3,604	0.7%	25	3.1x
2027	5,442	1.1%	38	4.0x
2028	4,376	0.9%	16	3.1x
2029	10,452	2.1%	118	4.6x
2030	5,011	1.0%	49	4.3x
2031	12,396	2.4%	63	3.1x
2032	12,680	2.5%	42	4.3x
2033	7,364	1.5%	29	2.9x
2034	28,299	5.6%	188	6.9x
2035	20,201	4.0%	120	3.6x
2036	39,517	7.8%	154	3.9x
2037	24,141	4.7%	126	3.1x
2038	52,808	10.3%	199	3.4x
2039	40,900	8.1%	165	3.2x
2040	31,571	6.2%	138	2.6x
2041	19,092	3.8%	90	2.5x
2042	31,960	6.3%	147	2.7x
2043	52,060	10.3%	190	2.5x
2044	44,991	8.8%	161	3.2x
Thereafter	60,120	11.7%	117	3.2x
Total/Weighted Average	$507,759	100.0%	2,181	3.4x
_____________________________________
(1)Expiration year of contracts in place as of June 30, 2025, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes nine vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of June 30, 2025, the weighted average rent coverage ratio of our portfolio was 3.4x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of June 30, 2025 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	70.0%
1.50x to 1.99x	16.8%
1.00x to 1.49x	8.2%
< 1.00x	3.9%
Not reported	1.1%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of June 30, 2025 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.6%	0.5%	0.4%	0.8%
B-	0.1%	0.4%	0.2%	1.1%	2.8%
B	0.1%	0.3%	1.4%	0.7%	5.3%
B+	—%	0.6%	2.2%	2.4%	16.0%
BB-	0.1%	1.3%	0.3%	3.6%	11.7%
BB	—%	0.1%	0.5%	3.4%	3.6%
BB+	0.1%	0.1%	1.4%	2.4%	7.2%
BBB-	—%	0.1%	1.2%	1.4%	13.2%
BBB	—%	—%	0.4%	0.8%	3.0%
BBB+	0.1%	—%	—%	0.4%	1.7%
A-	—%	0.3%	0.1%	—%	1.2%
A	—%	—%	—%	—%	1.6%
A+	—%	—%	—%	—%	0.5%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended June 30, 2025 and 2024

	Three months ended June 30,
(dollar amounts in thousands)	2025	2024	Change	%
Revenues:
Rental revenue	$129,108	$104,369	$24,739	23.7%
Interest on loans and direct financing lease receivables	7,573	4,858	2,715	55.9%
Other revenue, net	381	41	340	829.3%
Total revenues	137,062	109,268	27,794

Expenses:
General and administrative	10,670	8,710	1,960	22.5%
Property expenses	1,497	1,155	342	29.6%
Depreciation and amortization	38,590	29,927	8,663	28.9%
Provision for impairment of real estate	612	2,812	(2,200)	(78.2)%
Change in provision for credit losses	(44)	1	(45)	(4500.0)%
Total expenses	51,325	42,605	8,720
Other operating income:
Gain on dispositions of real estate, net	2,076	134	1,942	1449.3%
Income from operations	87,813	66,797	21,016
Other (expense)/income:
Interest expense	(24,998)	(17,361)	(7,637)	44.0%
Interest income	711	847	(136)	(16.1)%
Other income	—	1,548	(1,548)	(100.0)%
Income before income tax expense	63,526	51,831	11,695
Income tax expense	156	155	1	0.6%
Net income	63,370	51,676	11,694
Net income attributable to non-controlling interests	(158)	(159)	1	(0.6)%
Net income attributable to stockholders	$63,212	$51,517	$11,695
Revenues:
Rental revenue. Rental revenue increased by $24.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio, which grew by 180 rental properties, or 10%, since June 30, 2024. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2025 from acquisitions that were made during 2024 and early 2025.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $2.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the increase in our mortgage loans receivable portfolio during 2025, which led to a higher average daily balance of loans receivable outstanding during the three months ended June 30, 2025.
Other revenue, net. Other revenue increased by approximately $0.3 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the receipt of non-recurring lease termination fees during the three months ended June 30, 2024.

Expenses:
General and administrative. General and administrative expense increased by $2.0 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in salary expense and professional fees during the three months ended June 30, 2025.
Property expenses. Property expenses increased by $0.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operating costs during the three months ended June 30, 2025.
Depreciation and amortization. Depreciation and amortization expense increased by $8.7 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate investment portfolio during the three months ended June 30, 2025.
Provision for impairment of real estate. Impairment charges on real estate investments were $0.6 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, we recorded a provision for impairment of real estate on three and six of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio decreased by approximately $45,000 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $1.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. We disposed of 23 and six real estate investments during the three months ended June 30, 2025 and 2024, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $7.6 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Interest income. Interest income decreased by $0.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease in interest income was primarily due to an decrease in our short term investments in cash and cash equivalents during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Other income. During the three months ended June 30, 2024, we recorded $1.5 million of other income related to the settlement of litigation with a former tenant. Substantially all of this amount relates to proceeds received to recoup legal fees and other related expenses previously incurred associated with enforcing our rights under the leases with the former tenant.
Income tax expense. Income tax expense increased by approximately $1,000 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Comparison of the six months ended June 30, 2025 and 2024

	Six months ended June 30,
(dollar amounts in thousands)	2025	2024	Change	%
Revenues:
Rental revenue	$250,900	$202,880	$48,020	23.7%
Interest income on loans and direct financing lease receivables	15,098	9,598	5,500	57.3%
Other revenue, net	418	292	126	43.2%
Total revenues	266,416	212,770	53,646

Expenses:
General and administrative	22,213	18,068	4,145	22.9%
Property expenses	3,754	2,148	1,606	74.8%
Depreciation and amortization	73,583	58,453	15,130	25.9%
Provision for impairment of real estate	6,495	6,564	(69)	(1.1)%
Change in provision for credit losses	—	3	(3)	(100.0)%
Total expenses	106,045	85,236	20,809
Other operating income:
Gain on dispositions of real estate, net	7,060	1,645	5,415	329.2%
Income from operations	167,431	129,179	38,252
Other (expense)/income:
Interest expense	(48,791)	(32,958)	(15,833)	48.0%
Interest income	1,325	1,340	(15)	(1.1)%
Other income	—	1,548	(1,548)	(100.0)%
Income before income tax expense	119,965	99,109	20,856
Income tax expense	314	311	3	1.0%
Net income	119,651	98,798	20,853
Net income attributable to non-controlling interests	(331)	(307)	(24)	7.8%
Net income attributable to stockholders	$119,320	$98,491	$20,829
Revenues:
Rental revenue. Rental revenue increased by $48.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,857 rental properties, representing $5.0 billion in net investments in real estate, as of June 30, 2024 to 2,035 rental properties, representing $6.1 billion in net investments in real estate, as of June 30, 2025. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2025 from acquisitions that were made during 2024 and early 2025.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $5.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to an increase in investments in loans receivable during 2025, leading to a higher average daily balance of loans receivable outstanding during the six months ended June 30, 2025.
Other revenue, net. Other revenue increased by $0.1 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the receipt of non-recurring lease termination fees during the six months ended June 30, 2025.
Expenses:
General and administrative expenses. General and administrative expenses increased by $4.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily related to an increase in salary expense and professional fees incurred during the six months ended June 30, 2025.
Property expenses. Property expenses increased by $1.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the six months ended June 30, 2025.
Depreciation and amortization expense. Depreciation and amortization expense increased by $15.1 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the six months ended June 30, 2025.
Provision for impairment of real estate. Impairment charges on real estate investments were $6.5 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we recorded a provision for impairment of real estate on 10 of our real estate investments.
Change in provision for loan losses. The change in our provision for credit losses in our loan portfolio decreased by $3,000 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $5.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. We disposed of 34 and 13 real estate properties during the six months ended June 30, 2025 and 2024, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $15.8 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the six months ended June 30, 2025.
Interest income. Interest income decreased by $15,000 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in interest income was primarily due to a decrease in our short term investments during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Other income. During the six months ended June 30, 2024, we recorded $1.5 million of other income related to the settlement of litigation with a former tenant. Substantially all of this amount relates to proceeds received to recoup legal fees and other related expenses previously incurred associated with enforcing our rights under the leases with the former tenant.
Income tax expense. Income tax expense increased by approximately $3,000 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$63,370	$51,676	$119,651	$98,798
Depreciation and amortization of real estate	38,549	29,887	73,499	58,372
Provision for impairment of real estate	612	2,812	6,495	6,564
Gain on dispositions of real estate, net	(2,076)	(134)	(7,060)	(1,645)
FFO attributable to stockholders and non-controlling interests	100,455	84,241	192,585	162,089
Non-core expense (income)	—	—	—	—
Core FFO attributable to stockholders and non-controlling interests	100,455	84,241	192,585	162,089
Adjustments:
Straight-line rental revenue, net	(12,105)	(10,180)	(23,078)	(20,159)
Non-cash interest	1,357	934	2,635	1,884
Non-cash compensation expense	3,496	2,642	7,464	5,587
Other amortization expense	268	257	520	475
Other non-cash adjustments	461	568	733	561
Capitalized interest expense	(911)	(1,345)	(2,137)	(2,203)
AFFO attributable to stockholders and non-controlling interests	$93,021	$77,117	$178,722	$148,234
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
The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$63,370	$51,676	$119,651	$98,798
Depreciation and amortization	38,590	29,927	73,583	58,453
Interest expense	24,998	17,361	48,791	32,958
Interest income	(711)	(847)	(1,325)	(1,340)
Income tax expense	156	155	314	311
EBITDA attributable to stockholders and non-controlling interests	126,403	98,272	241,014	189,180
Provision for impairment of real estate	612	2,812	6,495	6,564
Gain on dispositions of real estate, net	(2,076)	(134)	(7,060)	(1,645)
EBITDAre attributable to stockholders and non-controlling interests	$124,939	$100,950	$240,449	$194,099

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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended June 30, 2025:

(in thousands)	Three months ended June 30, 2025
Net income	$63,370
Depreciation and amortization	38,590
Interest expense	24,998
Interest income	(711)
Income tax expense	156
EBITDA attributable to stockholders and non-controlling interests	126,403
Provision for impairment of real estate	612
Gain on dispositions of real estate, net	(2,076)
EBITDAre attributable to stockholders and non-controlling interests	124,939
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	3,493
Adjustment for other non-core or non-recurring activity (2)	(194)
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(157)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$128,081

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$512,324
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended June 30, 2025 had occurred on April 1, 2025.
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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	June 30, 2025	December 31, 2024
Unsecured term loans, net of deferred financing costs	$1,723,074	$1,721,114
Revolving credit facility	200,000	—
Senior unsecured notes, net	396,681	396,403
Total debt	2,319,755	2,117,517
Deferred financing costs and original issue discount, net	10,245	12,483
Gross debt	2,330,000	2,130,000
Cash and cash equivalents	(20,777)	(40,713)
Restricted cash available for future investment	(292)	(4,265)
Net debt	$2,308,931	$2,085,022
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$63,370	$51,676	$119,651	$98,798
General and administrative expense	10,670	8,710	22,213	18,068
Depreciation and amortization	38,590	29,927	73,583	58,453
Provision for impairment of real estate	612	2,812	6,495	6,564
Provision for loan losses	(44)	1	—	3
Gain on dispositions of real estate, net	(2,076)	(134)	(7,060)	(1,645)
Interest expense	24,998	17,361	48,791	32,958
Interest income	(711)	(847)	(1,325)	(1,340)
Other income	—	(1,548)	—	(1,548)
Income tax expense	156	155	314	311
NOI attributable to stockholders and non-controlling interests	135,565	108,113	262,662	210,622
Straight-line rental revenue, net	(12,105)	(10,180)	(23,078)	(20,159)
Other amortization and non-cash adjustments	729	825	1,253	1,036
Cash NOI attributable to stockholders and non-controlling interests	$124,189	$98,758	$240,837	$191,499

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.5%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.7%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.3%	5.4%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.8%	4.9%
Senior unsecured notes	July 2031	400,000	400,000	3.1%	3.1%
Revolving Credit Facility	February 2030 (2)	200,000	—	5.1%	—%
Total principal outstanding		$2,330,000	$2,130,000	4.2%	4.1%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan and the CF Term Loans are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At June 30, 2025, our aggregate liability in the event of the early termination of our swaps was $15.2 million.
Borrowings outstanding from time to time under the Revolving Credit Facility bear interest at a variable rate equal to 1-month SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable-rate borrowings under the Revolving Credit Facility was $2.0 million as of June 30, 2025.
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
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of June 30, 2025:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$400,000	$355,712
_____________________________________
(1)Excludes net deferred financing costs of $2.9 million and net discount of $0.5 million.
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
Item 5. Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025.

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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	July 23, 2025	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 23, 2025	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)