Form 10-Q
period 2025-09-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2025-10-22
CIK 1728951

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
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2025, the registrant had 198,144,552 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$2,125,042	$1,865,610
Building and improvements	4,242,118	3,536,000
Lease incentives	18,421	17,903
Construction in progress	42,912	153,789
Intangible lease assets	101,236	94,047
Total real estate investments, at cost	6,529,729	5,667,349
Less: accumulated depreciation and amortization	(577,367)	(476,827)
Total real estate investments, net	5,952,362	5,190,522
Loans and direct financing lease receivables, net	403,347	352,066
Real estate investments held for sale, net	1,359	10,018
Net investments	6,357,068	5,552,606
Cash and cash equivalents	23,842	40,713
Restricted cash	—	4,265
Straight-line rent receivable, net	179,711	143,435
Derivative assets	10,598	27,714
Rent receivables, prepaid expenses and other assets, net	38,808	29,949
Total assets(1)	$6,610,027	$5,798,682

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,724,055	$1,721,114
Senior unsecured notes, net	786,312	396,403
Revolving credit facility	120,000	—
Intangible lease liabilities, net	10,903	10,700
Dividend payable	59,836	55,608
Derivative liabilities	28,468	7,585
Accrued liabilities and other payables	35,971	35,145
Total liabilities(1)	2,765,545	2,226,555
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 198,144,552 and 187,537,592 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,981	1,875
Additional paid-in capital	3,967,376	3,658,219
Distributions in excess of cumulative earnings	(112,224)	(113,302)
Accumulated other comprehensive (loss) income	(20,628)	16,886
Total stockholders' equity	3,836,505	3,563,678
Non-controlling interests	7,977	8,449
Total equity	3,844,482	3,572,127
Total liabilities and equity	$6,610,027	$5,798,682
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of September 30, 2025 and December 31, 2024, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $59.5 million and $55.4 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$136,544	$110,512	$387,444	$313,392
Interest on loans and direct financing lease receivables	8,129	6,477	23,228	16,075
Other revenue, net	261	143	680	434
Total revenues	144,934	117,132	411,352	329,901

Expenses:
General and administrative	10,211	8,623	32,423	26,691
Property expenses	1,850	1,536	5,604	3,685
Depreciation and amortization	38,976	30,879	112,559	89,332
Provision for impairment of real estate	1,439	5,695	7,934	12,259
Change in provision for credit losses	83	246	83	249
Total expenses	52,559	46,979	158,603	132,216
Other operating income:
Gain (loss) on dispositions of real estate, net	1,361	(243)	8,421	1,402
Income from operations	93,736	69,910	261,170	199,087
Other (expense)/income:
Interest expense	(28,348)	(21,627)	(77,139)	(54,586)
Interest income	582	1,169	1,907	2,510
Other income	—	—	—	1,548
Income before income tax expense	65,970	49,452	185,938	148,559
Income tax expense	170	159	485	470
Net income	65,800	49,293	185,453	148,089
Net income attributable to non-controlling interests	(180)	(153)	(511)	(460)
Net income attributable to stockholders	$65,620	$49,140	$184,942	$147,629

Basic weighted average shares outstanding	198,141,272	175,330,976	194,753,085	172,656,778
Basic net income per share	$0.33	$0.28	$0.95	$0.85

Diluted weighted average shares outstanding	199,875,244	179,610,599	196,853,561	175,365,280
Diluted net income per share	$0.33	$0.27	$0.94	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$65,800	$49,293	$185,453	$148,089
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	1,438	(43,142)	(24,941)	(6,535)
Cash flow hedge gain reclassified to interest expense	(4,283)	(8,187)	(12,688)	(23,416)
Total other comprehensive loss	(2,845)	(51,329)	(37,629)	(29,951)
Comprehensive income (loss)	62,955	(2,036)	147,824	118,138
Net income attributable to non-controlling interests	(180)	(153)	(511)	(460)
Other comprehensive loss attributable to non-controlling interests	8	159	111	103
Comprehensive income (loss) attributable to stockholders	$62,783	$(2,030)	$147,424	$117,781
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2024	187,537,592	$1,875	$3,658,219	$(113,302)	$16,886	$3,563,678	$8,449	$3,572,127
Common stock issuance	9,732,006	97	278,526	—	—	278,623	—	278,623
Common stock withheld related to net share settlement of equity awards	—	—	—	(6,300)	—	(6,300)	—	(6,300)
Costs related to issuance of common stock	—	—	(443)	—	—	(443)	—	(443)
Other comprehensive income	—	—	—	—	(22,295)	(22,295)	(69)	(22,364)
Equity-based compensation expense	242,718	2	3,966	—	—	3,968	—	3,968
Dividends declared on common stock and OP Units	—	—	—	(58,368)	—	(58,368)	(287)	(58,655)
Net income	—	—	—	56,108	—	56,108	173	56,281
Balance at March 31, 2025	197,512,316	1,974	3,940,268	(121,862)	(5,409)	3,814,971	8,266	3,823,237
Common stock issuance	604,104	6	20,180	—	—	20,186	—	20,186
Common stock withheld related to net share settlement of equity awards	—	—	—	(7)	—	(7)		(7)
Costs related to issuance of common stock	—	—	(45)	—	—	(45)	—	(45)
Other comprehensive loss	—	—	—	—	(12,382)	(12,382)	(34)	(12,416)
Equity-based compensation expense	22,147	1	3,496	—	—	3,497	—	3,497
Dividends declared on common stock and OP Units	—	—	—	(59,544)	—	(59,544)	(292)	(59,836)
Net income	—	—	—	63,212	—	63,212	158	63,370
Balance at June 30, 2025	198,138,567	1,981	3,963,899	(118,201)	(17,791)	3,829,888	8,098	3,837,986
Common stock issuance	—	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	—	—	—	(100)	—	(100)	—	(100)
Costs related to issuance of common stock	—	—	(76)	—	—	(76)	—	(76)
Other comprehensive loss	—	—	—	—	(2,837)	(2,837)	(8)	(2,845)
Equity-based compensation expense	5,985	—	3,553	—	—	3,553	—	3,553
Dividends declared on common stock and OP Units	—	—	—	(59,543)	—	(59,543)	(293)	(59,836)
Net income	—	—	—	65,620	—	65,620	180	65,800
Balance at September 30, 2025	198,144,552	$1,981	$3,967,376	$(112,224)	$(20,628)	$3,836,505	$7,977	$3,844,482
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)
(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2023	164,635,150	$1,646	$3,078,459	$(105,545)	$4,019	$2,978,579	$8,423	$2,987,002
Common stock issuance	10,508,096	105	244,630	—	—	244,735	—	244,735
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,277)	—	(3,277)	—	(3,277)
Costs related to issuance of common stock	—	—	(366)	—	—	(366)	—	(366)
Other comprehensive income	—	—	—	—	19,575	19,575	56	19,631
Equity-based compensation expense	163,140	2	2,945	—	—	2,947	—	2,947
Dividends declared on common stock and OP Units	—	—	—	(50,079)	—	(50,079)	(157)	(50,236)
Net income	—	—	—	46,975	—	46,975	148	47,123
Balance at March 31, 2024	175,306,386	1,753	3,325,668	(111,926)	23,594	3,239,089	8,470	3,247,559
Common stock issuance	23,928	—	—	—	—	—	—	—
Costs related to issuance of common stock	—	—	(228)	—	—	(228)	—	(228)
Other comprehensive income	—	—	—	—	1,742	1,742	4	1,746
Equity-based compensation expense	—	—	2,642	—	—	2,642	—	2,642
Dividends declared on common stock and OP Units	—	—	—	(50,964)	—	(50,964)	(160)	(51,124)
Net income	—	—	—	51,517	—	51,517	159	51,676
Balance at June 30, 2024	175,330,314	1,753	3,328,082	(111,373)	25,336	3,243,798	8,473	3,252,271
Common stock issuance	1,522	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	—	—	—	(36)	—	(36)	—	(36)
Costs related to issuance of common stock	—	—	(47)	—	—	(47)	—	(47)
Other comprehensive loss	—	—	—	—	(51,170)	(51,170)	(159)	(51,329)
Equity-based compensation expense	—	—	2,618	—	—	2,618	—	2,618
Dividends declared on common stock and OP Units	—	—	—	(50,963)	—	(50,963)	(161)	(51,124)
Net income	—	—	—	49,140	—	49,140	153	49,293
Balance at September 30, 2024	175,331,836	$1,753	$3,330,653	$(113,232)	$(25,834)	$3,193,340	$8,306	$3,201,646
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$185,453	$148,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,559	89,332
Amortization of lease incentives	1,511	925
Amortization of above/below market leases and right of use assets, net	(133)	(188)
Amortization of deferred financing costs and other non-cash interest expense	5,432	3,826
Provision for impairment of real estate	7,934	12,259
Change in provision for credit losses	83	249
Gain on dispositions of real estate, net	(8,421)	(1,402)
Straight-line rent receivable, net	(39,178)	(31,479)
Equity-based compensation expense	11,018	8,205
Adjustment to rental revenue for tenant credit	2,753	344
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(3,791)	(6,240)
Accrued liabilities and other payables	713	(2,505)
Net cash provided by operating activities	275,933	221,415
Cash flows from investing activities:
Proceeds from sales of investments, net	80,510	36,191
Principal collections on loans and direct financing lease receivables	10,200	7,994
Investments in loans receivable	(79,858)	(118,399)
Deposits for prospective real estate investments	(7,307)	(2,680)
Investment in real estate, including capital expenditures	(832,647)	(576,234)
Investment in construction in progress	(84,830)	(194,370)
Lease incentives paid	(2,853)	(991)
Net cash used in investing activities	(916,785)	(848,489)
Cash flows from financing activities:
Borrowings under term loans	—	174,569
Borrowings under revolving credit facility	665,000	360,000
Repayments under revolving credit facility	(545,000)	(10,000)
Proceeds from issuance of senior unsecured notes, net	390,668	—
Payments for taxes related to net settlement of equity awards	(6,409)	(3,312)
Payment of deferred financing costs	(8,574)	(68)
Proceeds from issuance of common stock, net	298,809	244,735
Offering costs	(679)	(560)
Dividends paid	(174,099)	(148,542)
Net cash provided by financing activities	619,716	616,822
Net decrease in cash and cash equivalents and restricted cash	(21,136)	(10,252)
Cash and cash equivalents and restricted cash, beginning of period	44,978	48,963
Cash and cash equivalents and restricted cash, end of period	$23,842	$38,711
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$23,842	$32,656
Restricted cash	—	6,055
Cash and cash equivalents and restricted cash, end of period	$23,842	$38,711
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$72,354	$54,225
Cash paid for income taxes	1,106	854

Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$191,408	$90,166
Net settlement of proceeds on the sale of investments	(1,650)	(2,200)
Non-cash investment in real estate and loan receivable activity	18,294	2,200
Unrealized loss on cash flow hedges	(24,941)	(43,142)
Non-cash debt issuance costs	2,600	4,647
Non-cash borrowings under term loan	—	(270,000)
Non-cash repayment under revolving credit facility	—	270,000
Payable and accrued offering and debt issuance costs	213	81
Dividends declared and unpaid	59,836	51,124
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
September 30, 2025
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2025 and December 31, 2024, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Reportable Segments
Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, establishes standards for the manner in which enterprises report information about operating segments. Substantially all of the Company’s investments, at acquisition, are comprised of real estate owned and leased to tenants on a long-term basis and loans and direct financing lease receivables secured by real estate. Therefore, the Company aggregates these investments for reporting purposes and operates in one reportable segment. The chief operating decision maker, which is the Company's Chief Executive Officer, determines resource allocations based on characteristics of potential future investments (e.g., return on investment, tenant credit quality, industry type, and geographic location) and assesses the performance of the Company's existing portfolio based primarily on operating results and cash flow on a consolidated basis.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation on real estate investments	$37,505	$29,173	$108,192	$84,041
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Provision for impairment of real estate	$1,439	$5,695	$7,934	$12,259
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
As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $23.8 million and $40.7 million, respectively, of which $23.3 million and $40.2 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
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

The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Contingent rent	$229	$285	$671	$619
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
The Company recorded the following adjustments to rental revenue for tenant credit during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Adjustment to decrease rental revenue for tenant credit	$(994)	$(780)	$(2,753)	$(344)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of September 30, 2025 and December 31, 2024, the Company capitalized a total of $92.9 million and $92.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital in the Company’s consolidated balance sheets.
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
As of September 30, 2025 and December 31, 2024, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and nine months ended September 30, 2025 and 2024, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of September 30, 2025 or December 31, 2024. The 2024, 2023, 2022, 2021, and 2020 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
The Company grants restricted stock units (“RSUs”) and long-term incentive plan units ("LTIP Units") in its Operating Partnership to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also grants performance-based RSUs and performance-based LTIP Units to executive officers, the final number of which is determined based on objective and, with respect to performance-based RSUs issued prior to 2024, subjective performance conditions which vest over a multi-year period, subject to the recipient’s continued service. LTIP Units are a class of partnership units issued by the Operating Partnership which are convertible into limited partnership interests in the Operating Partnership ("OP Units") upon satisfaction of certain conditions, including, depending upon the particular award, those relating to vesting periods or performance criteria, and continued service.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(dollars in thousands)	September 30, 2025	December 31, 2024
Number of VIEs	56	49
Aggregate carrying value	$379,551	$327,423

The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of September 30, 2025 and December 31, 2024. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of September 30, 2025 and December 31, 2024.
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
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	September 30, 2025	December 31, 2024
Owned properties (1)	2,103	1,946
Properties securing investments in mortgage loans (2)	153	150
Ground lease interests	10	8
Total number of investments	2,266	2,104
_____________________________________
(1)Includes seven properties which are subject to leases accounted for as direct financing leases or loans as of September 30, 2025 and December 31, 2024.
(2)Properties secure 28 and 25 mortgage loans receivable as of September 30, 2025 and December 31, 2024, respectively.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	September 30, 2025	December 31, 2024
Real estate investments, at cost	$6,529,729	$5,667,349
Loans and direct financing lease receivables, net	403,347	352,066
Real estate investments held for sale, net	1,359	10,018
Total gross investments	$6,934,435	$6,029,433

Investments in 2025 and 2024
The following table presents information about the Company’s investment activity during the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(Dollar amounts in thousands)	2025	2024
Ownership type	(1)	Fee Interest
Number of properties	199	190

Investment allocation:
Land and improvements	$257,775	$259,366
Building and improvements	575,253	310,294
Intangible lease assets	10,218	7,319
Intangible lease liabilities	(970)	(312)
Construction in progress (2)	84,830	194,370
Total investments (including acquisition costs)	$927,106	$771,037
_____________________________________
(1)During the nine months ended September 30, 2025, the Company acquired fee interests in 197 properties and acquired two properties subject to ground leases.
(2)Represents amounts incurred at and subsequent to acquisition and includes $2.8 million and $3.7 million of capitalized interest expense during the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025 and 2024, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the nine months ended September 30, 2025 and 2024, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2024	1,873	$4,915,246
Acquisitions of and additions to real estate investments	190	782,067
Sales of investments in real estate	(22)	(35,667)
Relinquishment of properties at end of ground lease term	(3)	(1,471)
Provision for impairment of real estate (1)		(12,259)
Investments in loans receivable	29	120,599
Principal collections on and settlements of loans and direct financing lease receivables	(14)	(7,994)
Other		(1,697)
Gross investments, September 30, 2024		5,758,823
Less: Accumulated depreciation and amortization (2)		(450,454)
Net investments, September 30, 2024	2,053	$5,308,369

Gross investments, January 1, 2025	2,104	$6,029,433
Acquisitions of and additions to real estate investments	199	948,084
Sales of investments in real estate	(41)	(81,857)
Provision for impairment of real estate (3)		(7,934)
Investments in loans receivable	13	81,508
Principal collections on and settlements of loans and direct financing lease receivables	(9)	(30,143)
Other		(4,656)
Gross investments, September 30, 2025		6,934,435
Less: Accumulated depreciation and amortization (2)		(577,367)
Net investments, September 30, 2025	2,266	$6,357,068
_____________________________________
(1)During the nine months ended September 30, 2024, the Company identified and recorded provisions for impairment at 14 tenanted properties and three vacant properties.
(2)Includes $523.1 million and $400.4 million of accumulated depreciation as of September 30, 2025 and 2024, respectively.
(3)During the nine months ended September 30, 2025, the Company identified and recorded provisions for impairment at 11 tenanted properties and two vacant properties.
Loans and Direct Financing Lease Receivables
As of September 30, 2025 and December 31, 2024, the Company had 28 and 25 loans receivable outstanding, respectively, and three leases accounted for as loans, with an aggregate carrying amount of $403.1 million and $351.6 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $403.1 million as of September 30, 2025.

The Company’s loans receivable portfolio as of September 30, 2025 and December 31, 2024 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	2	8.53%	7.75%	2039	7,300	7,300
Mortgage (2)(3)	I/O	69	7.79%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	1	8.42%	7.65%	2040	5,300	5,300
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,525
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	29,100	29,100
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	1	8.00%	8.00%	2040	1,754	1,754
Mortgage (2)	I/O	9	7.00%	7.00%	2027	6,977	10,070
Mortgage (2)	I/O	—	7.73%	7.20%	2037	—	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,200	10,200
Mortgage (2)	I/O	—	8.10%	8.10%	2025	—	8,654
Mortgage (2)	I/O	5	10.19%	9.50%	2039	17,487	16,059
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	57,454
Mortgage (2)(3)	I/O	1	10.21%	9.75%	2034	12,693	7,560
Mortgage (2)(3)	I/O	2	10.19%	9.50%	2039	5,067	17,451
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	900
Mortgage (2)	I/O	6	9.54%	8.25%	2044	23,649	6,400
Mortgage (2)(3)	P+l	1	7.50%	7.50%	2028	1,650	—
Mortgage (2)	I/O	1	9.72%	8.00%	2045	19,950	—
Mortgage (2)	I/O	2	10.93%	9.00%	2045	13,000	—
Mortgage (2)	I/O	1	8.06%	7.25%	2040	8,276	—
Mortgage (2)	I/O	4	9.93%	9.25%	2040	13,173	—
Leasehold interest	P+I	1	(4)	(4)	2034	810	862
Leasehold interest	P+I	1	(4)	(4)	2034	1,207	1,283
Leasehold interest	P+I	2	(4)	(4)	2039	19,766	20,327
Net investment						$403,088	$351,649
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

Scheduled principal payments due to be received under the Company’s loans receivable as of September 30, 2025 were as follows:

(in thousands)	Future Principal Payments Due
October 1 - December 31, 2025	$802
2026	6,680
2027	8,974
2028	2,836
2029	1,280
Thereafter	382,516
Total	$403,088
As of September 30, 2025 and December 31, 2024, the Company had $1.2 million and $1.3 million of net investments accounted for as direct financing lease receivables, respectively. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Minimum lease payments receivable	$1,366	$1,499
Estimated unguaranteed residual value of leased assets	249	250
Unearned income from leased assets	(377)	(436)
Net investment	$1,238	$1,313
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of September 30, 2025 were as follows:

(in thousands)	Future Minimum Base Rental Payments
October 1 - December 31, 2025	$45
2026	167
2027	143
2028	145
2029	147
Thereafter	719
Total	$1,366
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model), which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of September 30, 2025 and December 31, 2024, the Company recorded an allowance for credit losses of $1.0 million and $0.9 million, respectively. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the nine months ended September 30, 2025 and 2024, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2024	$666
Current period provision for expected credit losses(1)	249
Write-offs charged	—
Recoveries	—
Balance at September 30, 2024	$915

Balance at January 1, 2025	$896
Current period provision for expected credit losses(1)	83
Write-offs charged	—
Recoveries	—
Balance at September 30, 2025	$979
_____________________________________
(1)Changes in expected credit loss were primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of September 30, 2025:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2025	2024	2023	2022	Prior to 2022
LTV <60%	$—	$—	$—	$—	$51,833	$51,833
LTV 60%-70%	—	12,693	—	—	29,044	41,737
LTV >70%	73,298	107,075	10,200	57,494	62,689	310,756
	$73,298	$119,768	$10,200	$57,494	$143,566	$404,326
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the nine months ended September 30, 2025 and 2024.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2024	4	$7,455	$—	$7,455
Transfers to held for sale classification	11	15,836	(76)	15,760
Sales	(10)	(16,409)	76	(16,333)
Transfers to held and used classification	—	—	—	—
Held for sale balance, September 30, 2024	5	$6,882	$—	$6,882

Held for sale balance, January 1, 2025	5	$10,018	$—	$10,018
Transfers to held for sale classification	4	4,805	—	4,805
Sales	(4)	(8,577)	—	(8,577)
Transfers to held and used classification	(2)	(4,887)	—	(4,887)
Held for sale balance, September 30, 2025	3	$1,359	$—	$1,359
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the nine months ended September 30, 2025 or 2024 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
State	2025	2024	2025	2024
Texas	11.7%	13.4%	12.4%	13.3%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	September 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$89,935	$43,220	$46,715	$82,926	$40,499	$42,427
Intangible market lease assets	11,301	6,450	4,851	11,121	5,955	5,166
Total intangible assets	$101,236	$49,670	$51,566	$94,047	$46,454	$47,593

Intangible market lease liabilities	$15,521	$4,618	$10,903	$15,523	$4,823	$10,700
The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2025, by category and in total, were as follows:

Years Remaining
In-place leases	9.2
Intangible market lease assets	9.0
Total intangible assets	9.1

Intangible market lease liabilities	9.2

The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization of in-place leases (1)	$1,392	$1,555	$4,119	$4,976
Amortization (accretion) of market lease intangibles, net (2)	(18)	(13)	(36)	(45)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(32)	(39)	(97)	(144)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
October 1 - December 31, 2025	$1,316
2026	5,079
2027	4,563
2028	4,037
2029	3,942
Thereafter	27,778
Total	$46,715
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
October 1 - December 31, 2025	$170	$128	$298
2026	673	616	1,289
2027	651	741	1,392
2028	409	718	1,127
2029	397	685	1,082
Thereafter	(7,151)	8,015	864
Total	$(4,851)	$10,903	$6,052
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
Scheduled future minimum base rental and interest payments due to be received under the remaining non-cancelable term of operating leases and direct financing lease receivables in place as of September 30, 2025, and due to be received under loans receivable through the scheduled maturity dates as of September 30, 2025 were as follows:

(in thousands)	Operating Leases	Loans and Direct Financing Leases	Total Future Minimum Receipts
October 1 - December 31, 2025	$126,223	$8,445	$134,668
2026	509,662	33,973	543,635
2027	515,043	33,384	548,427
2028	519,841	33,580	553,421
2029	524,532	34,000	558,532
Thereafter	6,417,955	379,910	6,797,865
Total	$8,613,256	$523,292	$9,136,548
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
The fixed and variable components of lease revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Fixed lease revenues	$137,002	$110,135	$387,320	$311,663
Variable lease revenues (1)	1,427	1,457	4,352	2,952
Total lease revenues (2)	$138,429	$111,592	$391,672	$314,615
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and equipment leases which are classified as operating leases. As of September 30, 2025, the Company’s right of use ("ROU") assets and lease liabilities were $8.8 million and $9.0 million, respectively. As of December 31, 2024, the Company’s ROU assets and lease liabilities were $8.8 million and $9.5 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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

The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	24.2	23.3
Weighted average discount rate	6.86%	6.83%
The following table sets forth the details of rent expense for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Fixed rent expense - ground leases	$174	$168	$517	$591
Fixed rent expense - office and equipment leases	179	178	538	492
Variable rent expense	—	—	—	—
Total rent expense	$353	$346	$1,055	$1,083
As of September 30, 2025, future lease payments under ground, office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
October 1 - December 31, 2025	$173	$174	$347
2026	226	697	923
2027	227	705	932
2028	233	729	962
2029	61	743	804
Thereafter	—	18,014	18,014
Total	$920	$21,062	21,982
Present value discount			(12,969)
Lease liabilities			$9,013
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of September 30, 2025 and December 31, 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	5.3%	5.6%
2028 Term Loan	January 2028	400,000	400,000	5.3%	5.6%
2029 Term Loan	February 2029(2)	450,000	450,000	5.3%	5.6%
2030 Term Loan	January 2030(2)	450,000	450,000	5.3%	5.6%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.0%	3.0%
2035 Notes	December 2035	400,000	—	5.4%	—%
Revolving Credit Facility	February 2030(2)	120,000	—	4.9%	—%
Total principal outstanding		$2,650,000	$2,130,000	4.9%	5.1%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of September 30, 2025:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	2030 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
October 1 - December 31, 2025	$—	$—	$—	$—	$—	$—	$—
2026	—	—	—	—	—	—	—
2027	430,000	—	—	—	—	—	430,000
2028	—	400,000	—	—	—	—	400,000
2029	—	—	450,000	—	—	—	450,000
Thereafter	—	—	—	450,000	800,000	120,000	1,370,000
Total	$430,000	$400,000	$450,000	$450,000	$800,000	$120,000	$2,650,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
(2)Any amounts drawn will be due in February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.
The Company was not in default of any provisions under any of its outstanding indebtedness as of September 30, 2025 or December 31, 2024.
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
Credit Facility Term Loans. The Amended Credit Facility also provides for three separate term loans, as further described below, with an aggregate principal amount of $1.3 billion (the "CF Term Loans").
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the Amended Credit Agreement as of September 30, 2025 and December 31, 2024.

The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2025	2024
Balance on January 1,	$—	$—
Borrowings	665,000	360,000
Repayments	(545,000)	(280,000)
Balance on September 30,	$120,000	$80,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$2,812	$721	$6,911	$2,302
Amortization of deferred financing costs	554	307	1,596	921
Total	$3,366	$1,028	$8,507	$3,223
Total deferred financing costs, net, of $7.3 million and $1.3 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company had $880.0 million and $600.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of September 30, 2025 and December 31, 2024.

The following table presents information about aggregate interest expense related to the 2027 Term Loan and the CF Term Loans:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$23,354	$26,268	$69,449	$67,140
Amortization of deferred financing costs	980	937	2,941	2,123
Total	$24,334	$27,205	$72,390	$69,263
As of September 30, 2025 and December 31, 2024, total deferred financing costs, net, of $5.9 million and $8.9 million, respectively, related to the 2027 Term Loan and the CF Term Loans are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
The Company fixed the interest rates on its variable-rate term loan debt through the use of interest rate swap agreements. See Note 6—Derivative and Hedging Activities for additional information.
Senior Unsecured Notes
In June 2021, through its Operating Partnership, the Company completed a public offering of $400.0 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. The 2031 Notes were issued by the Operating Partnership, and the obligations of the Operating Partnership under the 2031 Notes are fully and unconditionally guaranteed by the Company. The 2031 Notes were issued at 99.8% of their principal amount. In connection with the offering of the 2031 Notes, the Operating Partnership incurred $4.7 million in deferred financing costs and an offering discount of $0.8 million.
In August 2025, through its Operating Partnership, the Company completed a public offering of $400.0 million aggregate principal amount of 5.400% Senior Notes due 2035 (the "2035 Notes" and, together with the 2031 Notes, the "Senior Notes"), resulting in net proceeds of $390.7 million. The 2035 Notes were issued by the Operating Partnership, and the obligations of the Operating Partnership under the 2035 Notes are fully and unconditionally guaranteed by the Company. The 2035 Notes were issued at 98.3% of their principal amount. In connection with the offering of the 2035 Notes, the Operating Partnership incurred $3.9 million in deferred financing costs and an offering discount of $6.7 million.
The following is a summary of the senior unsecured notes outstanding as of September 30, 2025:

(dollars in thousands)	Maturity Date	Interest Payment Dates	Stated Interest Rate	Principal Outstanding
2031 Notes	July 15, 2031	January 15 and July 15	2.95%	$400,000
2035 Notes	December 1, 2035	June 1 and December 1	5.40%	$400,000
The Company's Senior Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership's option, at a redemption price equal to the sum of:
•100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date; and
•a make-whole premium calculated in accordance with the indenture governing the Senior Notes.
In addition, if any of the Senior Notes are redeemed on or after the date that is three months prior to the stated maturity date of such Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest, if any, up to, but not including, the redemption date, without any make-whole premium.

The following table presents information about interest expense related to the Company's Senior Notes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$5,294	$2,929	$11,153	$8,787
Amortization of deferred financing costs and original issue discount	255	139	533	418
Total	$5,549	$3,068	$11,686	$9,205
Total deferred financing costs, net, of $6.6 million and $3.1 million related to the Company's Senior Notes were included within senior unsecured notes, net on the Company’s consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Senior Notes as of September 30, 2025 and December 31, 2024.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $6.3 million will be reclassified from accumulated other comprehensive (loss) income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations to the Company. As of September 30, 2025, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's balance sheet, all of which are interest rate swaps designated as cash flow hedges, as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value(1)	September 30, 2025	December 31, 2024
5	2027 Term Loan	1.41%	November 2026	$430,000	$10,443	$20,759
11	2028 Term Loan	3.66%	January 2028	400,000	(3,065)	3,805
8	2029 Term Loan	4.40%	February 2029	450,000	(16,149)	(7,407)
15	2030 Term Loan	3.82%	December 2029	450,000	(9,099)	2,972
				$1,730,000	$(17,870)	$20,129
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
The following table presents amounts recorded to accumulated other comprehensive loss related to derivative and hedging activities for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Other comprehensive loss	$(2,845)	$(51,330)	$(37,629)	$(29,951)
As of September 30, 2025, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $10.6 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $28.7 million.
As of December 31, 2024, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $27.8 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.7 million.
During the three and nine months ended September 30, 2025, the Company realized a gain on the change in fair value of its interest rate swaps of $4.3 million and $12.7 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company realized a gain on the change in fair value of its interest rate swaps of $8.2 million and $23.4 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations.
As of September 30, 2025 and December 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $18.1 million net liability and a $20.1 million net asset as of September 30, 2025 and December 31, 2024, respectively.
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
In March 2025, the Company completed a follow-on primary offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. Assuming full physical settlement of the forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $284.9 million. No shares under these forward sale agreements have been physically settled as of September 30, 2025. The Company is required to settle these forward sale agreements by September 2026.
At the Market Program
In October 2024, the Company established a successor at the market common equity offering program, pursuant to which it is authorized to publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $750 million (as amended, the "October 2024 ATM Program"). In connection with establishing the October 2024 ATM Program, the Company terminated its June 2024 ATM Program (the "June 2024 ATM Program"), which had replaced the Company’s 2022 ATM Program (the “2022 ATM Program”). The June 2024 ATM Program and the 2022 ATM Program have been terminated and no additional stock can be sold thereunder. As context requires, the October 2024 ATM Program, the June 2024 ATM Program and the 2022 ATM Program are referred herein as the "ATM Programs." Sales may be made under the October 2024 ATM Program and, during their pendency the prior ATM programs, through identified sales agents, as sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the October 2024 ATM Program and, during their pendency the prior ATM programs, also permitted the Company to enter into separate forward sale agreements with identified forward purchasers.
The following table presents information about the ATM Programs (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through September 30, 2025
2022 ATM Program	May 2022	June 2024	$500,000	$383,426
June 2024 ATM Program (1)	June 2024	October 2024	$500,000	$339,992
October 2024 ATM Program (1)	October 2024		$750,000	$232,189
____________________________________
(1)Includes 1,000,000 shares under the June 2024 ATM Program and 6,521,324 shares under the October 2024 ATM Program that the Company sold on a forward basis and were not physically settled as of September 30, 2025.
The following table details activity under the ATM Programs for each period presented:

(in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Shares of common stock sold (1)	438,703	10,061,462	4,738,624	17,317,495
Weighted average sale price per share	$31.35	$31.04	$32.35	$29.03
Gross proceeds	$13,755	$312,353	$153,275	$502,775
Net proceeds	$13,537	$307,375	$151,009	$494,904
_____________________________________
(1)During the nine months ended September 30, 2025 and 2024, the Company issued 10,336,110 and 1,937,450 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Programs and were unsettled as of December 31, 2024 and 2023, respectively.

Dividends on Common Stock
During the nine months ended September 30, 2025 and 2024, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
September 5, 2025	September 30, 2025	October 14, 2025	$0.30	$59,543
May 30, 2025	June 30, 2025	July 14, 2025	$0.30	$59,544
March 7, 2025	March 31, 2025	April 11, 2025	$0.295	$58,368
September 5, 2024	September 30, 2024	October 11, 2024	$0.29	$50,964
May 31, 2024	June 28, 2024	July 12, 2024	$0.29	$50,965
March 7, 2024	March 29, 2024	April 12, 2024	$0.285	$50,079
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
As of September 30, 2025, the Company held 198,144,552 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2024, the Company held 187,537,592 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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

The following table presents information about the Company’s RSUs and LTIP Units during the nine months ended September 30, 2025 and 2024:

	Restricted Stock Units		LTIP Units
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2024	743,853	$32.56	—	$—
Granted	528,555	33.05	—	—
Vested	(322,372)	32.46	—	—
Forfeited	—	—	—	—
Unvested, September 30, 2024	950,036	$32.87	—	$—

Unvested, January 1, 2025	953,401	$32.87	—	$—
Granted	362,108	34.18	221,983	38.39
Vested	(473,543)	32.72	—	—
Forfeited	(11,717)	29.53	—	—
Unvested, September 30, 2025	830,249	$33.57	221,983	$38.39
Restricted Stock Units and LTIP Units
Performance-Based Awards. The Company issues grants of performance-based RSUs and LTIP Units to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75%, in the case of performance-based RSU awards issued in 2021, 2022, and 2023, and 100%, in the case of awards issued subsequent to 2023, are non-vested RSUs or LTIP Units for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of peer companies identified in the grant agreements over the relevant performance period. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs and LTIP Units based on achieving the target.
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
As of September 30, 2025, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the three and nine months ended September 30, 2025 and 2024.
January 2022 Performance-Based Award. In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. As of September 30, 2025 and 2024, based on its AFFO CAGR forecasts, the Company believes it is probable that the maximum performance level will be achieved and recorded compensation expense based off of this estimate during the three and nine months ended September 30, 2025 and 2024.
Service-Based Awards. The Company also issues RSUs and LTIP Units to the Company’s executive officers, other employees and directors under the Equity Incentive Plans which vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table summarizes the Company’s service-based vesting RSU and LTIP Unit grants during the relevant periods:

	2025	2024	2023	2022	2021
RSU grants	98,667	179,187	210,406	199,793	135,686
LTIP Unit grants	88,792	—	—	—	—
Total grants	187,459	179,187	210,406	199,793	135,686
A portion of the RSUs that vested in 2025 and 2024 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company’s RSUs and LTIP Units for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Compensation cost recognized in general and administrative expense	$3,553	$2,618	$11,017	$8,205
Dividend equivalents and distributions declared and charged directly to distributions in excess of cumulative earnings	227	118	682	352
Fair value of units vested during the period	242	61	15,497	10,465
The following table presents information about the Company’s RSUs and LTIP Units as of the dates presented:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Total unrecognized compensation cost	$17,161	$13,955
Weighted average period over which compensation cost will be recognized (in years)	2.1	2.1

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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in thousands)	2025	2024	2025	2024
Numerator for basic and diluted net income per share:
Net income	$65,800	$49,293	$185,453	$148,089
Less: net income attributable to non-controlling interests	(180)	(153)	(511)	(460)
Less: net income allocated to unvested RSUs and LTIP Units	(227)	(118)	(682)	(352)
Net income available for common stockholders: basic	65,393	49,022	184,260	147,277
Net income attributable to non-controlling interests	180	153	511	460
Net income available for common stockholders: diluted	$65,573	$49,175	$184,771	$147,737

Denominator for basic and diluted net income per share:
Weighted average shares outstanding used in basic net income per share	198,141,272	175,330,976	194,753,085	172,656,778
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847	553,847
Unvested RSUs and LTIP Units	979,277	985,129	905,163	779,852
Forward sales	200,848	2,740,647	641,466	1,374,803
Weighted average shares outstanding used in diluted net income per share	199,875,244	179,610,599	196,853,561	175,365,280
_____________________________________
(1)The three months ended September 30, 2025 and 2024, respectively, exclude the impact of 332,980 and 47 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive. The nine months ended September 30, 2025 and 2024, respectively, exclude the impact of 159,609 and 2,672 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of September 30, 2025, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $118.6 million to its tenants for development, construction and renovation costs related to properties leased from the Company.

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of September 30, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
401(k) matching contributions	$76	$64	$369	$279
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2025 and December 31, 2024. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of September 30, 2025 and December 31, 2024.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans as of September 30, 2025 and December 31, 2024 approximate fair value.
The Company measures the fair value of its Senior Notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Financial (liabilities) assets:
Senior unsecured notes(1)	$(786,312)	$(762,244)	$(762,244)	$—	$—
Interest rate swaps	(17,870)	(17,870)	—	(17,870)	—

December 31, 2024
Financial (liabilities) assets:
Senior unsecured notes(1)	$(396,403)	$(340,420)	$(340,420)	$—	$—
Interest rate swaps	20,129	20,129	—	20,129	—
_____________________________________
(1)Carrying value is net of $6.6 million and $3.1 million of net deferred financing costs and $7.1 million and $0.5 million of net discount as of September 30, 2025 and December 31, 2024, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Non-financial assets:
Long-lived assets	$2,365	$2,365	$—	$—	$2,365

December 31, 2024
Non-financial assets:
Long-lived assets	$6,612	$6,612	$—	$—	$6,612

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
Quantitative information about Level 3 fair value measurements as of September 30, 2025 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Medical / Dental	$365	Sales comparison approach	Non-binding sales agreement	$365
Quick Service	1,000	Sales comparison approach	Non-binding sales agreement	1,000
Quick Service	1,000	Sales comparison approach	Non-binding sales agreement	1,000
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after September 30, 2025 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Investment Activity
Subsequent to September 30, 2025, the Company invested in two real estate properties for an aggregate investment amount (including acquisition-related costs) of $5.4 million and invested $0.8 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company.
Subsequent to September 30, 2025, the Company sold its investment in two real estate properties for a gross sales price of $0.6 million and incurred $0.1 million of disposition costs related to these transactions.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of September 30, 2025, 92.1% of our $537.0 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on September 30, 2025 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the New York Stock Exchange under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of September 30, 2025, we had a portfolio of 2,266 properties (inclusive of 153 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $537.0 million and was 99.8% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of September 30, 2025, our portfolio was 99.8% occupied by tenants operating 645 different brands, or concepts, across 48 states, with none of our tenants contributing more than 3.5% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of September 30, 2025, our leases had a weighted average remaining lease term of 14.4 years (based on annualized base rent), with 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2030. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the nine months ended September 30, 2025, 94% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of September 30, 2025, 66.0% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of September 30, 2025, 97.7% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.8% per year.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of September 30, 2025, our average investment per property was $3.1 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of September 30, 2025, our portfolio’s weighted average rent coverage ratio was 3.6x, and 99.0% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of September 30, 2025, we had a portfolio of 2,266 properties, with annualized base rent of $537.0 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is comprised of tenants operating 645 different concepts across 48 states. No single tenant contributed more than 3.5% of our annualized base rent as of September 30, 2025, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
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
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the nine months ended September 30, 2025, 94% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 81% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.

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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of September 30, 2025, leases contributing 99.0% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.9% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the nine months ended September 30, 2025, 94% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 81% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of September 30, 2025, our leases had a weighted average remaining lease term of 14.4 years (based on annualized base rent), with only 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2030, and 97.7% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.8% per year.

Actively Manage Our Balance Sheet to Maximize Capital Efficiency. We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. We target a level of pro forma net debt that, over time, is generally less than 5.5 times our annualized adjusted EBITDAre (as defined in "Non-GAAP Financial Measures" below). We seek to maintain access to multiple sources of debt capital, including the investment grade-rated unsecured bond market and bank debt, through our revolving credit facility and our unsecured term loan facilities.
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended December 31, 2023 through the quarter ended September 30, 2025 (dollars in thousands):

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Investment activity	$333,435	$307,706	$334,041	$369,848
Number of transactions	37	21	25	35
Property count	78	48	77	87
Avg. investment per unit	$3,281	$5,453	$3,971	$3,849
Cash cap rate [1]	8.0%	7.8%	7.9%	8.0%
GAAP cap rate [2]	9.2%	9.4%	9.7%	10.0%
Master lease percentage [3,4]	69%	71%	69%	76%
Sale-leaseback percentage [3,5]	100%	90%	93%	97%
Existing relationship percentage	79%	86%	88%	70%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.4x	3.0x	3.4x	5.9x
Lease term (years)	17.7	17.5	19.5	18.6

	Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Investment activity	$314,865	$248,770	$333,910	$307,615
Number of transactions	43	36	35	37
Property count	93	79	83	57
Avg. investment per unit	$3,008	$2,767	$3,393	$4,102
Cash cap rate [1]	7.9%	8.1%	8.0%	8.1%
GAAP cap rate [2]	9.1%	9.3%	9.1%	9.1%
Master lease percentage [3,4]	72%	82%	76%	57%
Sale-leaseback percentage [3,5]	97%	100%	100%	89%
Existing relationship percentage	96%	87%	82%	79%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.3x	2.7x	3.0x	4.7x
Lease term (years)	17.6	17.2	17.8	17.2
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

The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended December 31, 2023 through the quarter ended September 30, 2025 (dollars in thousands):

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Disposition volume[1]	$60,449	$24,338	$46,193	$11,455
Cash cap rate on leased assets [2]	7.0%	6.9%	7.3%	6.6%
Leased properties sold [3]	24	10	18	6
Vacant properties sold [3]	—	1	5	1

	Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Disposition volume[1]	$30,602	$11,949	$4,783	$16,973
Cash cap rate on leased assets [2]	6.6%	6.5%	7.3%	6.8%
Leased properties sold [3]	9	6	4	7
Vacant properties sold [3]	—	1	2	2
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of September 30, 2025, the net investment value of our income property portfolio totaled $6.4 billion, consisting of investments in 2,266 properties (inclusive of 153 properties which secure our investments in mortgage loans receivable), with annualized base rent of $537.0 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends as declared by our board of directors. The occupancy level of our portfolio is high (99.8% as of September 30, 2025) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of September 30, 2025, five of our investment properties were vacant, significantly less than 1% of our portfolio, and all remaining properties were subject to a lease or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 79 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of September 30, 2025, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $427.2 million, and, as of such date, we have funded $308.6 million of this commitment. We expect to fund the remaining commitment totaling approximately $118.6 million by June 30, 2026.

Additionally, as of October 17, 2025, we were under contract to acquire nine properties with an aggregate purchase price of $34.5 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our October 2024 ATM Program, under which we may offer and sell common stock with an aggregate gross sales price of up to $517.8 million as of October 17, 2025.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units and LTIP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the nine months ended September 30, 2025, our Board declared total cash distributions of $0.895 per share of common stock/OP Unit/LTIP Unit totaling $178.3 million and $59.8 million was payable as of September 30, 2025. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through the use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on an unsecured or secured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term income producing investments with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows from our investments and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of pro forma net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less cash and cash equivalents and restricted cash available for future investment) that is less than 5.5 times our annualized adjusted EBITDAre is prudent for a real estate company like ours.
As of September 30, 2025, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies, and our weighted average debt maturity was 4.5 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at September 30, 2025, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the foreseeable future and allow us to invest in the real estate for which we currently have made commitments.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At September 30, 2025, the Operating Partnership had issued and outstanding $800.0 million of senior notes. The obligations of the Operating Partnership under the Senior Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.

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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of September 30, 2025 and December 31, 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.5%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.7%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.3%	5.4%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.8%	4.9%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.1%	3.1%
2035 Notes	December 2035	400,000	—	5.4%	—%
Revolving Credit Facility	February 2030 (2)	120,000	—	4.9%	—%
Total principal outstanding		$2,650,000	$2,130,000	4.3%	4.1%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended on February 6, 2025 (the "Amended Credit Agreement"), and provides for revolving loans of up to $1.0 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn as of September 30, 2025.
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
The Operating Partnership is the borrower under the Amended Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of September 30, 2025, we were in compliance with these covenants.
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
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of September 30, 2025, we were in compliance with these covenants.
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
Senior Unsecured Notes
On June 22, 2021, the Operating Partnership issued $400 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. On August 21, 2025, the Operating Partnership issued $400.0 million aggregate principal amount of 5.400% Senior Notes due 2035 (the "2035 Notes" and, together with the 2031 Notes, the "Senior Notes"), resulting in net proceeds of $390.7 million. The Senior Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the Senior Notes are fully and unconditionally guaranteed by the Company.
The indenture and supplemental indenture creating the Senior Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2025, we were in compliance with these covenants.
Cash Flows
Comparison of the nine months ended September 30, 2025 and 2024
As of September 30, 2025, we had $23.8 million of cash and cash equivalents and no restricted cash, as compared to $32.7 million of cash and cash equivalents and $6.1 million of restricted cash as of September 30, 2024.
Cash flows for the nine months ended September 30, 2025
During the nine months ended September 30, 2025, net cash provided by operating activities was $275.9 million and our net income was $185.5 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $93.6 million, including i) depreciation and amortization of tangible, intangible and right of use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $119.4 million, ii) our provision for impairment of real estate of $7.9 million, iii) non-cash equity-based compensation expense of $11.0 million, iv) adjustments to rental revenue for tenant credit of $2.8 million and v) the change in our provision for credit losses of $0.1 million, reduced by i) our $8.4 million gain on dispositions of real estate, net and ii) $39.2 million related to the recognition of straight-line rent receivables. An additional inflow was from our increase in accrued liabilities and other payables of $0.7 million, offset by the outflow caused by the increase in our rent receivables, prepaid expenses and other assets, net of $3.8 million.

Net cash used in investing activities during the nine months ended September 30, 2025 was $916.8 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures and construction in progress, lease incentives and loans receivable, which totaled $1.0 billion in the aggregate. These cash outflows were partially offset by $80.5 million of proceeds from sales of investments, net of disposition costs, and $10.2 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $619.7 million during the nine months ended September 30, 2025 reflected net cash inflows of $298.8 million from the issuance of common stock, $665.0 million of borrowings under the Revolving Credit Facility and $390.7 million in net proceeds from the issuance of senior unsecured notes. These cash inflows were partially offset by the payment of $174.1 million in dividends, repayment of $545.0 million of borrowings under the Revolving Credit Facility, the payment of $8.6 million of deferred financing costs related to the Amended Credit Facility and issuance of senior unsecured notes, the payment of $0.7 million of offering costs, and the payment of $6.4 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2025.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of September 30, 2025:

	Payment due by period
(in thousands)	Total	October 1 - December 31, 2025	2026-2027	2028-2029	Thereafter
Unsecured term loans	$1,730,000	$—	$430,000	$850,000	$450,000
Senior unsecured notes	800,000	—	—	—	800,000
Revolving Credit Facility	120,000	—	—	—	120,000
Tenant construction financing and reimbursement obligations (1)	118,641	118,641	—	—	—
Operating lease obligations (2)	21,982	347	1,855	1,766	18,014
Total	$2,790,623	$118,988	$431,855	$851,766	$1,388,014
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
Our Real Estate Investment Portfolio
As of September 30, 2025, we had a portfolio of 2,266 properties, including 153 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $537.0 million. Our tenants operate 645 different concepts across 48 states. None of our tenants represented more than 3.5% of our portfolio at September 30, 2025, and our top ten largest tenants represented 16.9% of our annualized base rent as of that date.
Diversification by Tenant
As of September 30, 2025, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of September 30, 2025 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	57	$18,894	3.5%
Express Wash Operations, LLC	Whistle Express Car Wash	33	10,900	2.0%
CNP Holdings, LLC	Chicken N Pickle	8	8,492	1.6%
BW Ultimate Parent, LLC	Allsup's/YesWay	13	8,136	1.5%
Dave & Buster's Inc.	Dave & Buster's	5	8,078	1.5%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	13	7,607	1.4%
Busy Bees US Holdings Limited	Various	32	7,344	1.4%
Denali Midco 2 LLC	Super Star Car Wash	20	7,313	1.4%
Early Foundations LLC	Primrose School	20	6,995	1.3%
New Potato Creek Holdings, LLC	Tidal Wave Auto Spa	16	6,716	1.3%
Top 10 Subtotal		217	90,475	16.9%
Other		2,044	446,512	83.1%
Total		2,261	$536,987	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes five vacant properties.
As of September 30, 2025, our five largest tenants, who contributed 10.1% of our annualized base rent, had a rent coverage ratio of 5.7x while our ten largest tenants, who contributed 16.9% of our annualized base rent, had a rent coverage ratio of 4.4x.
As of September 30, 2025, 97.1% of our leases (based on annualized base rent) were triple-net, and the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Concept
Our tenants operate their businesses across 645 concepts. (i.e., generally brands). The following table provides information about the top ten concepts in our portfolio as of September 30, 2025 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)
EquipmentShare	Service	$18,894	3.5%	57
Crunch Fitness	Experience	14,662	2.7%	26
Whistle Express Car Wash	Service	10,900	2.0%	33
Chicken N Pickle	Experience	8,492	1.6%	8
Allsup's/YesWay	Service	8,136	1.5%	13
Primrose School	Service	7,955	1.5%	22
Super Star Car Wash	Service	7,313	1.4%	20
Captain D's	Service	6,792	1.3%	86
John Deere	Service	6,730	1.3%	31
Tidal Wave Auto Spa	Service	6,716	1.3%	16
Top 10 Subtotal		96,590	18.1%	312
Other		440,397	81.9%	1,949
Total		$536,987	100.0%	2,261
_____________________________________
(1)Excludes five vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of September 30, 2025 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$76,244	14.2%	222	1,097,000	$66.28
Medical / Dental	Service	66,717	12.4%	276	2,197,000	28.70
Early Childhood Education	Service	60,006	11.2%	247	2,665,000	21.93
Quick Service	Service	47,622	8.9%	459	1,247,000	39.27
Automotive Service	Service	42,906	8.0%	292	2,257,000	18.51
Convenience Stores	Service	37,126	6.8%	179	781,000	43.49
Casual Dining	Service	32,564	6.1%	130	923,000	32.25
Equipment Rental and Sales	Service	25,624	4.8%	88	1,760,000	14.57
Other Services	Service	14,469	2.7%	65	799,000	18.21
Pet Care Services	Service	7,211	1.3%	36	286,000	22.37
Family Dining	Service	6,451	1.2%	26	206,000	31.33
Service Subtotal		416,940	77.6%	2,020	14,218,000	28.23
Entertainment	Experience	49,584	9.2%	72	2,523,000	17.47
Health and Fitness	Experience	23,446	4.4%	46	1,739,000	11.81
Movie Theatres	Experience	4,429	0.8%	6	293,000	15.11
Experience Subtotal		77,459	14.4%	124	4,555,000	15.13
Other Industrial	Industrial	22,572	4.2%	50	3,337,000	6.59
Building Materials	Industrial	4,697	0.9%	24	1,297,000	3.62
Industrial Subtotal		27,269	5.1%	74	4,634,000	5.76
Grocery	Retail	13,788	2.6%	40	1,604,000	8.59
Home Furnishings	Retail	1,531	0.3%	3	177,000	8.65
Retail Subtotal		15,319	2.9%	43	1,781,000	8.60
Total/Weighted Average		$536,987	100.0%	2,261	25,188,000	$20.34
_____________________________________
(1)Excludes five vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of September 30, 2025, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.4x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.5x, our tenants operating industrial businesses had a weighted average rent coverage ratio of 8.9x and our tenants operating retail businesses had a weighted average rent coverage ratio of 4.0x.

Diversification by Geography
Our 2,266 properties are located in 48 states. The following table details the geographical locations of our properties as of September 30, 2025 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$64,089	11.9%	240	2,927,649
Florida	39,612	7.4%	124	1,144,005
Georgia	36,197	6.7%	168	1,289,633
Ohio	30,161	5.6%	146	1,689,012
Wisconsin	25,280	4.7%	97	1,452,393
Oklahoma	19,026	3.5%	75	997,124
Missouri	19,016	3.5%	87	1,186,286
North Carolina	18,450	3.4%	86	799,281
Arizona	16,435	3.1%	64	691,495
Illinois	14,998	2.8%	62	763,332
Alabama	14,826	2.8%	66	933,659
Indiana	14,228	2.6%	74	670,114
South Carolina	14,014	2.6%	66	544,061
Michigan	13,542	2.5%	63	1,141,631
Pennsylvania	12,436	2.3%	65	646,016
Tennessee	12,300	2.3%	58	433,281
Minnesota	11,701	2.2%	45	641,620
Virginia	11,325	2.1%	35	400,487
New Jersey	10,987	2.0%	30	426,889
Mississippi	10,892	2.0%	73	411,026
New York	10,494	2.0%	65	508,928
Arkansas	10,107	1.9%	67	511,446
Colorado	8,552	1.6%	32	360,114
Louisiana	8,334	1.6%	32	229,241
New Mexico	7,988	1.5%	28	187,680
Kentucky	7,598	1.4%	52	333,729
California	7,516	1.4%	20	165,493
Massachusetts	7,307	1.4%	33	464,615
Iowa	7,032	1.3%	34	399,808
Connecticut	6,955	1.3%	21	547,338
Utah	6,729	1.3%	7	528,351
Nevada	6,693	1.2%	16	168,720
Kansas	4,784	0.9%	18	201,900
Maryland	3,990	0.7%	12	259,080
New Hampshire	3,710	0.7%	13	268,937
Oregon	3,056	0.6%	8	131,957
South Dakota	2,765	0.5%	9	130,152
North Dakota	2,570	0.5%	7	97,442
Washington	2,402	0.4%	11	90,459
West Virginia	2,335	0.4%	24	85,800
Nebraska	2,246	0.5%	11	138,797
Maine	1,156	0.2%	4	71,000
Vermont	1,079	0.2%	9	64,622
Idaho	673	0.1%	2	41,146
Rhode Island	474	0.1%	2	22,865
Delaware	415	0.1%	1	4,186
Wyoming	294	0.1%	2	14,001
Alaska	218	0.1%	2	6,630
Total	$536,987	100.0%	2,266	25,223,431

Lease Expirations
As of September 30, 2025, the weighted average remaining term of our leases was 14.4 years (based on annualized base rent), with only 4.5% of our annualized base rent attributable to leases expiring prior to January 1, 2030. The following table sets forth our lease expirations for leases in place as of September 30, 2025 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2025	$147	—%	1	3.6x
2026	3,747	0.7%	26	3.0x
2027	5,610	1.0%	39	4.0x
2028	4,384	0.8%	16	3.0x
2029	10,261	1.9%	115	4.9x
2030	5,374	1.0%	51	3.8x
2031	11,945	2.2%	55	2.9x
2032	13,350	2.5%	43	3.9x
2033	7,215	1.3%	28	3.1x
2034	29,540	5.5%	193	6.2x
2035	20,402	3.8%	121	3.7x
2036	39,324	7.3%	162	3.7x
2037	23,611	4.4%	124	3.3x
2038	53,199	9.9%	199	4.0x
2039	40,592	7.6%	161	3.7x
2040	40,995	7.6%	152	4.6x
2041	19,156	3.6%	90	2.4x
2042	27,832	5.2%	133	2.8x
2043	51,851	9.7%	189	2.3x
2044	46,581	8.7%	165	3.0x
Thereafter	81,871	15.3%	198	3.3x
Total/Weighted Average	$536,987	100.0%	2,261	3.6x
_____________________________________
(1)Expiration year of contracts in place as of September 30, 2025, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes five vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of September 30, 2025, the weighted average rent coverage ratio of our portfolio was 3.6x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of September 30, 2025 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	70.5%
1.50x to 1.99x	16.2%
1.00x to 1.49x	9.9%
< 1.00x	2.7%
Not reported	0.7%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of September 30, 2025 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.1%	0.7%	1.7%	0.5%
B-	—%	0.4%	0.1%	1.0%	3.4%
B	0.1%	0.3%	2.3%	2.6%	5.1%
B+	—%	0.7%	1.6%	1.4%	15.9%
BB-	0.1%	0.2%	0.8%	4.9%	13.1%
BB	—%	0.2%	1.8%	0.9%	4.9%
BB+	0.1%	0.2%	1.6%	1.1%	11.1%
BBB-	—%	0.1%	0.2%	1.6%	8.4%
BBB	—%	—%	0.5%	1.2%	3.2%
BBB+	—%	0.3%	—%	0.4%	2.2%
A-	—%	—%	0.1%	—%	1.2%
A	—%	—%	—%	—%	1.6%
A+	—%	—%	—%	—%	—%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended September 30, 2025 and 2024

	Three months ended September 30,
(dollar amounts in thousands)	2025	2024	Change	%
Revenues:
Rental revenue	$136,544	$110,512	$26,032	23.6%
Interest on loans and direct financing lease receivables	8,129	6,477	1,652	25.5%
Other revenue, net	261	143	118	82.5%
Total revenues	144,934	117,132	27,802

Expenses:
General and administrative	10,211	8,623	1,588	18.4%
Property expenses	1,850	1,536	314	20.4%
Depreciation and amortization	38,976	30,879	8,097	26.2%
Provision for impairment of real estate	1,439	5,695	(4,256)	(74.7)%
Change in provision for credit losses	83	246	(163)	(66.3)%
Total expenses	52,559	46,979	5,580
Other operating income:
Gain (loss) on dispositions of real estate, net	1,361	(243)	1,604	660.1%
Income from operations	93,736	69,910	23,826
Other (expense)/income:
Interest expense	(28,348)	(21,627)	(6,721)	31.1%
Interest income	582	1,169	(587)	(50.2)%
Income before income tax expense	65,970	49,452	16,518
Income tax expense	170	159	11	6.9%
Net income	65,800	49,293	16,507
Net income attributable to non-controlling interests	(180)	(153)	(27)	17.6%
Net income attributable to stockholders	$65,620	$49,140	$16,480
Revenues:
Rental revenue. Rental revenue increased by $26.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio, which grew by 209 rental properties, or 11%, since September 30, 2024. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2025 from acquisitions that were made during 2024 and early 2025.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $1.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the increase in our mortgage loans receivable portfolio during 2025, which led to a higher average daily balance of loans receivable outstanding during the three months ended September 30, 2025.
Other revenue, net. Other revenue increased by approximately $0.1 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the receipt of non-recurring lease termination fees during the three months ended September 30, 2025.

Expenses:
General and administrative. General and administrative expenses increased by $1.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in salary expense and professional fees during the three months ended September 30, 2025.
Property expenses. Property expenses increased by $0.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operating costs during the three months ended September 30, 2025.
Depreciation and amortization. Depreciation and amortization expense increased by $8.1 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate investment portfolio during the three months ended September 30, 2025.
Provision for impairment of real estate. Impairment charges on real estate investments were $1.4 million and $5.7 million for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, we recorded a provision for impairment of real estate on three and seven of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio decreased by approximately $0.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain (loss) on dispositions of real estate, net. Gain (loss) on dispositions of real estate, net, increased by $1.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. We disposed of seven and nine real estate investments during the three months ended September 30, 2025 and 2024, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $6.7 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest income. Interest income decreased by $0.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in interest income was primarily due to a decrease in our short term investments during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Income tax expense. Income tax expense increased by approximately $11,000 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine months ended September 30,
(dollar amounts in thousands)	2025	2024	Change	%
Revenues:
Rental revenue	$387,444	$313,392	$74,052	23.6%
Interest income on loans and direct financing lease receivables	23,228	16,075	7,153	44.5%
Other revenue, net	680	434	246	56.7%
Total revenues	411,352	329,901	81,451

Expenses:
General and administrative	32,423	26,691	5,732	21.5%
Property expenses	5,604	3,685	1,919	52.1%
Depreciation and amortization	112,559	89,332	23,227	26.0%
Provision for impairment of real estate	7,934	12,259	(4,325)	(35.3)%
Change in provision for credit losses	83	249	(166)	(66.7)%
Total expenses	158,603	132,216	26,387
Other operating income:
Gain (loss) on dispositions of real estate, net	8,421	1,402	7,019	500.6%
Income from operations	261,170	199,087	62,083
Other (expense)/income:
Interest expense	(77,139)	(54,586)	(22,553)	41.3%
Interest income	1,907	2,510	(603)	(24.0)%
Other income	—	1,548	(1,548)	(100.0)%
Income before income tax expense	185,938	148,559	37,379
Income tax expense	485	470	15	3.2%
Net income	185,453	148,089	37,364
Net income attributable to non-controlling interests	(511)	(460)	(51)	11.1%
Net income attributable to stockholders	$184,942	$147,629	$37,313
Revenues:
Rental revenue. Rental revenue increased by $74.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,899 rental properties, representing $5.3 billion in net investments in real estate, as of September 30, 2024 to 2,106 rental properties, representing $6.4 billion in net investments in real estate, as of September 30, 2025. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2025 from acquisitions that were made during 2024 and early 2025.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $7.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to an increase in investments in loans receivable during 2025, leading to a higher average daily balance of loans receivable outstanding during the nine months ended September 30, 2025.
Other revenue, net. Other revenue increased by $0.2 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the receipt of non-recurring lease termination fees during the nine months ended September 30, 2025.

Expenses:
General and administrative expenses. General and administrative expenses increased by $5.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily related to an increase in salary expense and professional fees incurred during the nine months ended September 30, 2025.
Property expenses. Property expenses increased by $1.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the nine months ended September 30, 2025.
Depreciation and amortization expense. Depreciation and amortization expense increased by $23.2 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the nine months ended September 30, 2025.
Provision for impairment of real estate. Impairment charges on real estate investments were $7.9 million and $12.3 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we recorded a provision for impairment of real estate on 13 and 17 of our real estate investments, respectively.
Change in provision for loan losses. The change in our provision for credit losses in our loan portfolio decreased by $0.2 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain (loss) on dispositions of real estate, net. Gain (loss) on dispositions of real estate, net, increased by $7.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. We disposed of 41 and 22 real estate properties during the nine months ended September 30, 2025 and 2024, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $22.6 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the nine months ended September 30, 2025.
Interest income. Interest income decreased by $0.6 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in interest income was primarily due to a decrease in our short term investments during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Other income. During the nine months ended September 30, 2024, we recorded $1.5 million of other income related to the settlement of litigation with a former tenant. Substantially all of this amount relates to proceeds received to recoup legal fees and other related expenses previously incurred associated with enforcing our rights under the leases with the former tenant.
Income tax expense. Income tax expense increased by approximately $15,000 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Non-GAAP Financial Measures
Our reported results are presented in accordance with GAAP. We also disclose the following non-GAAP financial measures: funds from operations (“FFO”), core funds from operations (“Core FFO”), adjusted funds from operations (“AFFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”), EBITDA further adjusted to exclude gains (or losses) on sales of depreciable property and real estate impairment losses (“EBITDAre”), adjusted EBITDAre, annualized adjusted EBITDAre, net debt, net operating income (“NOI”), cash NOI (“Cash NOI”) and cash general and administrative expense ("Cash G&A"). We believe these non-GAAP financial measures are industry measures used by analysts and investors to compare the operating performance of REITs.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$65,800	$49,293	$185,453	$148,089
Depreciation and amortization of real estate	38,936	30,839	112,435	89,211
Provision for impairment of real estate	1,439	5,695	7,934	12,259
(Loss) gain on dispositions of real estate, net	(1,361)	243	(8,421)	(1,402)
FFO attributable to stockholders and non-controlling interests	104,814	86,070	297,401	248,157
Non-core expense (income)	—	—	—	—
Core FFO attributable to stockholders and non-controlling interests	104,814	86,070	297,401	248,157
Adjustments:
Straight-line rental revenue, net	(14,446)	(11,099)	(37,524)	(31,259)
Non-cash interest	1,396	1,115	4,032	2,999
Non-cash compensation expense	3,553	2,618	11,018	8,205
Other amortization expense	858	261	1,378	736
Other non-cash adjustments	657	413	1,390	974
Capitalized interest expense	(619)	(1,486)	(2,756)	(3,690)
AFFO attributable to stockholders and non-controlling interests	$96,213	$77,892	$274,939	$226,122
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
The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$65,800	$49,293	$185,453	$148,089
Depreciation and amortization	38,976	30,879	112,559	89,332
Interest expense	28,348	21,627	77,139	54,586
Interest income	(582)	(1,169)	(1,907)	(2,510)
Income tax expense	170	159	485	470
EBITDA attributable to stockholders and non-controlling interests	132,712	100,789	373,729	289,967
Provision for impairment of real estate	1,439	5,695	7,934	12,259
(Loss) gain on dispositions of real estate, net	(1,361)	243	(8,421)	(1,402)
EBITDAre attributable to stockholders and non-controlling interests	$132,790	$106,727	$373,242	$300,824

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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended September 30, 2025:

(in thousands)	Three months ended September 30, 2025
Net income	$65,800
Depreciation and amortization	38,976
Interest expense	28,348
Interest income	(582)
Income tax expense	170
EBITDA attributable to stockholders and non-controlling interests	132,712
Provision for impairment of real estate	1,439
Gain on dispositions of real estate, net	(1,361)
EBITDAre attributable to stockholders and non-controlling interests	132,790
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	4,742
Adjustment for other non-core or non-recurring activity (2)	781
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(302)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$138,011

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$552,044
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended September 30, 2025 had occurred on July 1, 2025.
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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	September 30, 2025	December 31, 2024
Unsecured term loans, net of deferred financing costs	$1,724,055	$1,721,114
Revolving credit facility	120,000	—
Senior unsecured notes, net	786,312	396,403
Total debt	2,630,367	2,117,517
Deferred financing costs and original issue discount, net	19,634	12,483
Gross debt	2,650,001	2,130,000
Cash and cash equivalents	(23,842)	(40,713)
Restricted cash available for future investment	—	(4,265)
Net debt	$2,626,159	$2,085,022
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$65,800	$49,293	$185,453	$148,089
General and administrative expense	10,211	8,623	32,423	26,691
Depreciation and amortization	38,976	30,879	112,559	89,332
Provision for impairment of real estate	1,439	5,695	7,934	12,259
Provision for loan losses	83	246	83	249
Gain on dispositions of real estate, net	(1,361)	243	(8,421)	(1,402)
Interest expense	28,348	21,627	77,139	54,586
Interest income	(582)	(1,169)	(1,907)	(2,510)
Other income	—	—	—	(1,548)
Income tax expense	170	159	485	470
NOI attributable to stockholders and non-controlling interests	143,084	115,596	405,748	326,216
Straight-line rental revenue, net	(14,446)	(11,099)	(37,524)	(31,259)
Other amortization and non-cash adjustments	1,515	674	2,768	1,710
Cash NOI attributable to stockholders and non-controlling interests	$130,153	$105,171	$370,992	$296,667
We compute Cash G&A as general and administrative expense, as determined in accordance with GAAP, less non-cash compensation expense. We exclude non-cash compensation expense because it may cause short-term fluctuations in general and administrative expense but has no impact on operating cash flows or long-term operating performance. We believe that Cash G&A is a useful supplemental measure for investors to consider when assessing our operating performance without the distortion created by non-cash items.

Cash G&A is not a measure of financial performance under GAAP. You should not consider our Cash G&A as an alternative to general and administrative expense determined in accordance with GAAP. Additionally, our computation of Cash G&A may differ from the methodology for calculating this metric used by other equity REITs, and, therefore, may not be comparable to similarly titled measures reported by other equity REITs.
The following table reconciles general and administrative expense (which is the most comparable GAAP measure) to Cash G&A:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative expense	$10,211	$8,623	$32,423	$26,691
Non-cash compensation expense	(3,553)	(2,618)	(11,018)	(8,205)
Cash G&A	$6,658	$6,005	$21,405	$18,486
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.4%	2.5%
2028 Term Loan	January 2028	400,000	400,000	4.6%	4.7%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.3%	5.4%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.8%	4.9%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.1%	3.1%
2035 Notes	December 2035	400,000	—	5.4%	—%
Revolving Credit Facility	February 2030 (2)	120,000	—	4.9%	—%
Total principal outstanding		$2,650,000	$2,130,000	4.3%	4.1%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan and the CF Term Loans are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At September 30, 2025, our aggregate liability in the event of the early termination of our swaps was $18.1 million.
Borrowings outstanding from time to time under the Revolving Credit Facility bear interest at a variable rate equal to 1-month SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable-rate borrowings under the Revolving Credit Facility was $1.2 million as of September 30, 2025.
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
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of September 30, 2025:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$800,000	$762,244
_____________________________________
(1)Excludes net deferred financing costs of $6.6 million and net discount of $7.1 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.2	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 8, 2019)

3.4	Certificate of Notice, dated February 28, 2020 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 2, 2020)

3.5	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 16, 2020)

4.1	Indenture, dated as of June 28, 2021, among Essential Properties, L.P., Essential Properties Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of the Guarantee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 28, 2021).

4.2	Second Supplemental Indenture, dated as of August 21, 2025, among Essential Properties, L.P., Essential Properties Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 21, 2025)

22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
47

_____________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	October 22, 2025	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	October 22, 2025	By:	/s/ Mark E. Patten
Mark E. Patten Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)