Form 10-K
period 2025-12-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2026-02-11
CIK 1728951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-38530

Essential Properties Realty Trust, Inc.
(Exact name of Registrant as specified in its Charter)

Maryland	82-4005693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Vaughn Drive, Suite 202 Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrants telephone number, including area code: (609) 436-0619
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EPRT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's shares of common stock, $0.01 par value, held by non-affiliates of the registrant, was $6.3 billion based on the last reported sale price of $31.91 per share on the New York Stock Exchange on June 30, 2025.
The number of shares of the registrant's Common Stock outstanding as of February 11, 2026 was 209,879,818.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for the registrant's 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

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
Item 1. Business.
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We have assembled a diversified portfolio using a disciplined strategy that focuses on properties leased to tenants in businesses including, but not limited to:
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
We completed our initial public offering in June 2018 and we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2018. As of December 31, 2025, 91.5% of our total annualized base rent of $555.0 million was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2025 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. We have grown significantly since commencing our operations and investment activities in June 2016. As of December 31, 2025, our portfolio consisted of 2,300 properties, inclusive of one undeveloped land parcel and 150 properties which secure our investments in mortgage loans receivable. Our portfolio was built based on the following core investment attributes:
Diversified Portfolio.   Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single-tenant or more than 1% from any single property. As of December 31, 2025, our portfolio was 99.7% occupied by tenants operating 659 different concepts (i.e., brands) across 48 states, with none of our tenants contributing more than 3.4% of our annualized base rent.
Long Lease Term.    Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio. As of December 31, 2025, our leases had a weighted average remaining lease term of 14.4 years (based on annualized base rent), with only 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2031.
Significant Use of Sale-Leaseback Structure. Because the focus of our investment strategy is on middle-market and select smaller operators, our investment in their real estate operating assets is typically either the first time the real estate has transacted, or we are the capital provider for a portion of a merger/acquisition transaction with another operator involving the real estate. The structure of these transactions, which represent a significant majority of our investment activity, involves our acquisition of a property and the substantially concurrent leasing of the property back to the operator of the real estate (i.e., a sale-leaseback structure). Among the benefits of the sale-leaseback structure is the use of a standard lease form that we structured, with terms we believe are favorable to us, including, for substantially all our investments, the requirement for the lessee/operator to provide us with unit-level and corporate-level financial statements, typically on a quarterly basis in arrears. For the year ended December 31, 2025, 95% of our investments (weighted by annualized base rent) were through the sale-leaseback structure.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding "small-box" single-tenant properties. As of December 31, 2025, our average investment per property was $3.1 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date). Investing in smaller, more granular assets avoids concentrating a large amount of capital in a single asset and mitigates credit, lease and real estate risk. Among other things, this limits our exposure to events that may adversely affect a particular property. Additionally, smaller assets are often more liquid and can be sold more rapidly than larger assets, and they are often fungible, in that they are suitable for a variety of commercial uses. These qualities enhance our ability to sell certain properties, which we may choose to do to manage tenant, concept, industry or geographic concentrations, or other reasons, and reduce the risk that a particular property may become obsolete.
Significant Use of Master Leases.   As of December 31, 2025, 66.8% of our annualized base rent was attributable to master leases. A master lease is a single lease pursuant to which multiple properties are leased to a single operator/tenant on a unitary (i.e., “all or none”) basis. The master lease structure spreads our investment risk across multiple properties, and we believe it reduces our exposure to operating and renewal risk at any one property, and promotes efficient asset management. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. For the year ended December 31, 2025, 73% of our investments (weighted by annualized base rent) were in a master lease structure.
Contractual Base Rent Escalation. As of December 31, 2025, 97.9% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.8% per year. Fixed rent escalation provisions provide contractually-specified incremental increases in the yield on our investments, provide a degree of protection from inflation or a rising interest rate environment, and provide our tenants with predictability and stability in managing their operating expenses.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2025, our portfolio's weighted average rent coverage ratio was 3.6x, and 99.2% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation. The benefits of receiving periodic unit-level and, in some instances, corporate-level financial reporting is that we can assess the ongoing operating effectiveness of a particular property and utilize that information to make informed decisions regarding credit risk. In addition, the financial reporting we receive from our tenants provides us with an expansive data set from which to underwrite new investments for properties in similar industries or operating platforms.
2025 Financial and Operating Highlights
•During 2025, we completed $1.3 billion of investments in 270 properties, including $94.7 million in mortgage loans receivable secured by 15 properties.
•As of December 31, 2025, our total gross investment in real estate, including our investments in mortgage loans receivable, was $7.2 billion and we had total debt of $2.5 billion.
•Our Board of Directors (the "Board") declared quarterly distributions for the year ended December 31, 2025 that totaled $1.205 per share of common stock.
•In March 2025, we completed, on a forward basis, a primary underwritten public follow-on offering of 9,430,000 shares of our common stock, including 1,230,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, at a public offering price of $31.00 per share. Through December 31, 2025, we physically settled 4,715,000 shares under the forward sale agreements relating to this offering, realizing net proceeds of $143.7 million. Including shares physically settled to date and assuming full physical settlement of the remaining forward sale agreements, net proceeds are expected to be $285.6 million.

•In August 2025, through our Operating Partnership, we completed a public offering of $400.0 million aggregate principal amount of unsecured 5.400% Senior Notes due 2035 (the "2035 Notes"), raising net proceeds of $390.7 million.
•During 2025, we sold 10,245,801 shares of our common stock under our ATM Program (as defined herein) at a weighted average price per share of $31.59 for gross proceeds of $323.6 million, including 6,185,920 shares sold on a forward basis that have not been physically settled for cash as of December 31, 2025.
• As of December 31, 2025, our liquidity totaled $1.4 billion, which includes $70.4 million of cash and cash equivalents and restricted cash available for future investment, $332.2 million available assuming physical settlement of our outstanding forward equity sales agreements and $1.0 billion of availability under our revolving credit facility.
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
Despite the size of the overall commercial retail real estate market, the market for single-tenant, net leased commercial real estate is highly fragmented. In particular, we believe that there is a limited number of participants addressing the long-term capital needs of unrated middle-market and smaller companies. We believe that many publicly traded REITs and institutional investors that invest in net leased properties concentrate their investment activity in properties leased to tenants whose creditworthiness has been rated by a nationally recognized statistical rating organization, which tend to be larger and often publicly traded organizations, with the result that unrated, middle-market and smaller companies are relatively underserved and offer us an opportunity to make investments with attractive risk-adjusted return potential.
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

Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
•Carefully Constructed Portfolio Leased to Service-Oriented or Experience-Based Tenants.   We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of December 31, 2025, our portfolio consisted of 2,300 properties, with total annualized base rent of $555.0 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our diversified portfolio is comprised of tenants operating 659 different concepts across 48 states. No single tenant contributed more than 3.4% of our annualized base rent as of December 31, 2025, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5.0% of our annualized base rent from any single-tenant or more than 1.0% from any single property.
We believe that our portfolio's diversity and the rigorous underwriting process we utilize decrease the impact on us of an adverse event affecting an individual tenant, industry or region. Our focus on leasing to tenants in industries where the leased properties are essential to generating the tenants' revenues and profits (and that we believe are well-positioned to withstand competition from e-commerce) increases the stability and predictability of our rental revenue.
•Differentiated Investment Strategy.    We seek to acquire and lease freestanding, single-tenant commercial real estate properties where a tenant engages with or services its customers and conducts activities at the property that are essential to the generation of its sales and profits. We primarily seek to invest in properties leased to middle-market companies that we determine have attractive credit characteristics and stable operating histories. We believe middle-market companies are underserved from a capital perspective and that we can offer them attractive real estate financing solutions while allowing us to enter into leases that provide us with stable cash flows and attractive risk-adjusted returns. Furthermore, the properties we invest in with middle-market companies typically are smaller assets, in terms of square footage. As a result, our average size investment of $3.1 million as of December 31, 2025 provides a level of diversity in our portfolio, in that we do not have oversized amounts of capital attributable to any individual property. Our differentiated strategy benefits from us maintaining a close relationship with our existing tenants, allowing us to source additional investments from these tenants and establishing a position as a preferred capital provider, helping our tenants grow their businesses and address their real estate needs.
•Disciplined Underwriting Leading to Strong Portfolio Characteristics.    We generally seek to invest in single assets or portfolios of assets through transactions which range in aggregate purchase price from $2 million to $100 million. Our focus on investing in properties operated by middle market and smaller operators provides us with what we believe is a large addressable market of investment opportunities, one in which our tenants are largely undeserved from a capital perspective. In addition, because we invest in smaller sized, more granular properties, our assets are more fungible in that the properties typically are more commercially desirable given their smaller footprint, and as such there are more potential tenants that could operate in the property were we to need to re-tenant for any reason. As of December 31, 2025:
•Our leases had a weighted average remaining lease term (based on annualized base rent) of 14.4 years, with only 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2031;
•Master leases contributed 66.8% of our annualized base rent;
•Our portfolio's weighted average rent coverage ratio was 3.6x, with leases contributing 68.5% of our annualized base rent having rent coverage ratios in excess of 2.0x (excluding leases that do not report unit-level financial information);
•Our portfolio was 99.7% occupied;

•Leases contributing 97.9% of our annualized base rent provide for increases in future annual base rent that generally range from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.8% of base rent; and
•Leases contributing 97.3% of annualized base rent were triple-net.
•Extensive Tenant Financial Reporting Supports Active Asset Management.    We seek to enter into leases that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, actively evaluate credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of December 31, 2025, leases contributing 99.2% of our annualized base rent required tenants to provide us with specified unit-level financial information.
•Scalable Platform Allows for Significant Growth.    Building on our senior leadership team's experience in net lease real estate investing, we have developed leading origination, underwriting, financing, and property management capabilities. We believe our platform is scalable, and we consistently seek to leverage our capabilities to improve our efficiency and processes to continue to seek attractive risk-adjusted growth. While we expect that our general and administrative expenses could increase as our portfolio grows, we expect that such expenses as a percentage of our portfolio and our revenues will decrease over time due to efficiencies and economies of scale. During the years ended December 31, 2025, 2024 and 2023, we completed $1.3 billion, $1.2 billion and $1.0 billion of investments, respectively.
•Growth-Oriented Balance Sheet Scalable Infrastructure.  We believe our financial position, liquidity and existing operating infrastructure support our external growth strategy. As of December 31, 2025, our total liquidity was $1.4 billion, including $70.4 million of cash and cash equivalents and restricted cash, $332.2 million available upon physical settlement of our outstanding forward equity sale agreements, and $1.0 billion of availability under our revolving credit facility.
As of December 31, 2025, we had $2.5 billion of gross debt outstanding, with a weighted average maturity of 4.2 years, and net debt of $2.5 billion. For the year ended December 31, 2025, our net income was $253.7 million, our EBITDAre was $512.7 million and our Annualized Adjusted EBITDAre was $562.4 million. Our ratio of net debt to Annualized Adjusted EBITDAre was 4.4x as of December 31, 2025. Net debt, EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. For definitions of net debt, EBITDAre and Annualized Adjusted EBITDAre, reconciliations of these measures to total debt and net income, respectively, the most directly comparable financial measures calculated in accordance with accounting principles generally accepted in the United States ("GAAP"), and a statement of why our management believes the presentation of these non-GAAP financial measures provide useful information to investors and a discussion of how management uses these measures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'—Non-GAAP Financial Measures."
We also maintain an ATM Program and, as of December 31, 2025, we had the ability to sell additional common stock thereunder with an aggregate gross sales price of up to $347.5 million. We have $332.2 million of equity sold on a forward basis under our ATM program that was unsettled as of December 31, 2025.
•Experienced and Proven Management Team.  Our senior management has significant experience in the net lease industry and a track record of growing net lease businesses to significant scale.
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the year ended December 31, 2025, 95% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 82% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
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
In addition, as part of our active portfolio management, we may selectively dispose of assets that we conclude do not offer a return commensurate with the investment risk, contribute to unwanted geographic, industry or tenant concentrations, or may be sold at a price we determine is attractive. During the year ended December 31, 2025, we sold 60 properties for net sales proceeds of $130.1 million, including 13 properties that were vacant. We believe that our underwriting processes and active asset management enhance the stability of our rental revenue by reducing default losses and increasing the likelihood of lease renewals.
•Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions.    We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the year ended December 31, 2025, 95% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 82% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of long-standing relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
•Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations.    We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of December 31, 2025, our leases had a weighted average remaining lease term of 14.4 years (based on annualized base rent), with only 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2031, and 97.9% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.8% per year.
•Actively Manage Our Balance Sheet to Maximize Capital Efficiency.    We seek to maintain a prudent balance between debt and equity financing and to maintain funding sources that lock in long-term investment spreads and limit interest rate sensitivity. As of December 31, 2025, we had $2.5 billion of gross debt outstanding and $2.5 billion of net debt outstanding. Our net income for the year ended December 31, 2025 was $253.7 million, our EBITDAre was $512.7 million, our Annualized Adjusted EBITDAre was $562.4 million and our ratio of net debt to Annualized Adjusted EBITDAre was 4.4x. Over time, we believe an appropriate ceiling for pro forma net debt is generally less than 5.5 times our Annualized Adjusted EBITDAre. We have access to multiple sources of debt capital, including, but not limited to, the investment grade-rated unsecured bond market and bank debt, through our revolving credit facility and our unsecured term loan facilities. Net debt, EBITDAre and Annualized Adjusted EBITDAre are non-GAAP financial measures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."
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
Employees
As of December 31, 2025, we had 56 full-time employees. Our staff is mostly comprised of professionals engaged in originating, underwriting and closing investments; portfolio asset management; portfolio servicing (e.g., collections, property tax compliance, etc.); capital markets activity; sustainability initiatives; and accounting, financial reporting and cash management. Women comprise 38% of our employee base and hold approximately 55% of our non-executive management positions, providing significant leadership at our company, and minorities comprise approximately 30% of our employee base and 35% of our non-executive management positions. Our commitment to diversity also extends to our Board, as four of its eight board members, or 50%, are women. Additionally, we are a veteran-led organization with our Chief Executive Officer and Chief Operating Officer having served in the U.S. military.
We seek to provide a dynamic work environment that promotes the retention and development of our employees, and is a differentiating factor in our ability to attract new talent. We strive to offer our employees attractive and equitable compensation, regular opportunities to participate in professional development activities, outlets for civic engagement and reasonable flexibility to allow a healthy work/life balance. All of our employees are eligible to receive equity-based awards under our Equity Incentive Plan as part of their year end performance-based compensation.
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
•Expanding our Relationships with our Tenants through Sustainability. Implement sustainability upgrades at our properties to positively impact our tenants' operations and prospects for success; and
•Our People are EPRT. Our diversity is our strength, creating an inclusive work environment is our culture, and all of our employees are eligible to receive equity-based awards under our Equity Incentive Plan as part of their year end performance-based compensation, and are thus aligned with our fellow stockholders.
Our ESG goals include the following:
•Oversight. Maintain strong oversight and visibility over our ESG strategy and initiatives led by our independent and experienced Board, and specifically our Nominating and Corporate Governance Committee;
•Reporting. Publish our 2025 Corporate Responsibility Report, aligned with the Sustainability Accounting Standards Board and The Financial Stability Board Task Force on Climate-related Financial Disclosure indices;
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
Available Information
Our headquarters are located at 5 Vaughn Drive., Suite 202, Princeton, New Jersey, 08540, where we lease approximately 19,601 square feet of office space from an unaffiliated third party. Our telephone number is (609)

436-0619 and our website is www.essentialproperties.com. Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report or our other filings with the SEC.
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

Geographic, industry and tenant concentrations expose us to greater economic or regulatory risks than if we owned a more diverse portfolio. Our business includes substantial holdings in the following states as of December 31, 2025 (based on annualized base rent): Texas (12.7%), Florida (7.4%), Georgia (6.5%), Ohio (5.4%) and Wisconsin (4.6%). We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we own substantial assets (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, severe weather events, public health crises, increases in real estate and other taxes or costs of complying with governmental regulations.
As of December 31, 2025, our five largest tenants contributed 9.9% of our annualized base rent, and our ten largest tenants contributed 16.5% of our annualized base rent. If one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity, and prospects.
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
Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of December 31, 2025, our occupancy was 99.7% and leases representing approximately 5.2% of our annualized base rent as of such date will expire prior to January 1, 2031. Current tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.
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

Most of our portfolio is leased to tenants operating service-oriented or experience-based businesses at our properties. As of December 31, 2025, the largest industries in our portfolio were restaurants (including quick service, casual dining and family dining), car washes, medical and dental services, early childhood education, , entertainment (including movie theaters), automotive service, convenience stores, and equipment rental and sales. As of December 31, 2025, tenants operating in those industries represented approximately 82.8% of our annualized base rent. EquipmentShare, Crunch Fitness, Whistle Express Car Wash, Chicken N Pickle, Allsup's/YesWay, Primrose School, Super Star Car Wash, John Deere, Captain D's, and Flagstop Car Wash represent the largest concepts in our portfolio. These types of businesses depend on the willingness of consumers to physically patronize their businesses and use discretionary income to purchase their products or services. To the extent that consumer behavior changes in a manner that reduces patronage of service-based and/or experience-based businesses, for example due to public health concerns, many of our tenants would be adversely affected and their ability to meet their obligations to us could be impaired. Additional adverse economic conditions and other developments that discourage consumer spending, such as high unemployment levels, wage stagnation, interest rates, inflation, tax rates and fuel and energy costs, may have an adverse impact on the results of operations and financial conditions of our tenants and their ability to pay rent to us.
Our ability to realize future rent increases on some of our leases may vary depending on changes in the CPI.
The vast majority of our leases provide for periodic contractual rent escalations. As of December 31, 2025, leases contributing 97.9% of our annualized base rent provided for increases in future annual base rent, generally ranging from 1.0% to 4.0% annually, with a weighted average annual escalation equal to 1.8% of base rent. Although many of our rent escalators increase rent at a fixed amount on fixed dates, approximately 0.9% of our rent escalators relate to an increase in the CPI over a specified period. During periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based on higher fixed percentages or amounts. Conversely, during periods of relatively high inflation, fixed rate rent increases may be lower than the rate of inflation, resulting in a deterioration of the real return on our assets. Recently, numerous measures of inflation have been relatively high, and our fixed rent escalators have not resulted in increases that equal or exceed the rate of inflation. Similarly, to the extent our tenants are unable to increase the prices they charge to their customers in response to any rent increases, their ability to meet their rental payment and other obligations to us could be reduced.
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
As of December 31, 2025, tenants contributing 17.4% of our annualized base rent operated under franchise or license agreements. Often, our tenants’ franchise or license agreements have terms that end prior to the expiration dates of the properties they lease from us. In addition, a tenant's rights as a franchisee or licensee typically may be terminated and the tenant may be precluded from competing with the franchisor or licensor upon termination. Usually, we have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise agreement. This may have an adverse effect on our ability to mitigate losses arising from a default on any of our leases. A franchisor's or licensor's termination or refusal to renew a franchise or license agreement would likely have a material adverse effect on the ability of the tenant to make payments under its lease, which could materially and adversely affect us.

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
Risks Related to Our Indebtedness
As of December 31, 2025, we had $2.5 billion of indebtedness outstanding, which requires substantial cash flow to service, subjects us to covenants and refinancing risk and the risk of default.
As of December 31, 2025, we had $2.5 billion of indebtedness outstanding. This indebtedness consisted of $1.7 billion of combined borrowings under our term loans and $800.0 million outstanding principal amount of senior unsecured notes. We had no indebtedness outstanding under our Revolving Credit Facility as of December 31, 2025, but we may borrow from this facility in the future. Payments of principal and interest on indebtedness may leave us with insufficient cash resources to meet our cash needs, including funding our investment program, or to make the distributions to our common stockholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following: our cash flow may be insufficient to make our required principal and interest payments; cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to consummate investment opportunities or meet operational needs; we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of the debt being refinanced; because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense; we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of our hedge agreements, we will be exposed to then-existing market rates of interest and future interest rate volatility; we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject; we may default on our obligations; we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and our default under any loan with cross-default provisions could result in a default on other indebtedness. The occurrence of any of these events could materially and adversely affect us.
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
We use hedging strategies, in a manner consistent with the REIT qualification requirements, in an effort to reduce our exposure to changes in interest rates. As of December 31, 2025, we were party to 39 interest rate swap agreements with third-party financial institutions having an aggregate notional amount of $1.7 billion that are designated as cash flow hedges and designed to effectively fix the Secured Overnight Financing Rate (“SOFR”) component of the interest rate on the debt outstanding under our term loans. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions and may materially and adversely affect our business by increasing our cost of capital and reducing the net returns we earn on our portfolio.
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
Our Board, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may, among other things: discourage a tender offer or other transaction or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or result in the transfer of shares acquired in excess of the ownership restrictions to a trust for the benefit of one or more charitable beneficiaries and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
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

Our bylaws designate the Circuit Court for Baltimore City, Maryland, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.
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
Our investment and financing policies are exclusively determined by our Board. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Although we are not required by our organizational documents to maintain a particular leverage ratio and may not be able to do so, we generally intend to target a level of pro forma net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock issuance less unrestricted cash and cash equivalents, restricted cash available for future investment and estimated proceeds from unsettled forward equity sale agreements assuming full physical settlement) that, over time, is less than 5.5 times our Annualized Adjusted EBITDAre. However, from time to time, our ratio of pro forma net debt to our Annualized Adjusted EBITDAre may equal or exceed 5.5 times. Our Board may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service and the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could materially and adversely affect us.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted by Maryland law. Therefore, our directors and officers are subject to monetary liability resulting only from: actual receipt of an improper benefit or profit in money, property or services; or active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.
As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, if actions taken by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited. In addition, our charter requires us to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law and to advance their expenses before the final disposition of the proceeding.

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
Conflicts of interest could arise in the future between the interests of us and our stockholders, on the one hand, and the interests of our Operating Partnership and its limited partners, on the other. Under the terms of the partnership agreement of our Operating Partnership, if there is a conflict between the interests of our stockholders, on one hand, and any limited partners, on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any limited partners; provided, however, that so long as we own a controlling economic interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any limited partners shall be resolved in favor of our stockholders.
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
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2018, and we believe that our current organization and operations have allowed and will continue to allow us to qualify as a REIT. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we will remain qualified as a REIT in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because: we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate rate; we also could be subject to increased state and local taxes; and unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In order to continue to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to continue to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may be subject to some U.S. federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, any taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions in which they operate.
If our Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we will cease to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes and, as a result, will generally not be subject to U.S. federal income tax on its income. Instead, for U.S. federal income tax purposes each of the partners of the Operating Partnership, including us, will be allocated, and may be required to pay tax with respect to, such partner's share of its income. Our Operating Partnership will generally be required to determine and pay an imputed underpayment of tax (plus interest and penalties) resulting from an adjustment of the Operating Partnership's items of income, gain, loss, deduction or credit at the partnership level. We cannot assure you that the IRS will not challenge the tax classification of our Operating Partnership or any other subsidiary partnership in which we own an interest, or that a court will not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we will fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we will likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a disregarded entity or partnership could cause it to become subject to U.S. federal and state corporate income tax, which will reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times.
To continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends-paid deduction and excluding any net capital gains, and we will be subject to U.S. corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
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
A significant portion of our investments were obtained through sale-leaseback transactions, where we purchase owner-occupied real estate and lease it back to the seller. We expect that a majority of our future investments will be obtained this way. The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for U.S. federal income tax purposes but, instead, should be re-characterized as financing arrangements or loans.
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
The maximum tax rate applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate except to the extent the REIT dividends are attributable to "qualified dividends" received by the REIT itself. However, for non-corporate U.S. stockholders, dividends payable by REITs that are not designated as capital gain dividends or otherwise treated as "qualified dividends" generally are eligible for a deduction of 20% of the amount of such dividends. More favorable rates will nevertheless continue to apply for regular corporate "qualified dividends."  Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, if the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may regard investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations.
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
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
Because the IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, we cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative actions may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. For example, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) and the 2025 One Big Beautiful Bill Act have significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.
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
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including by causing our Operating Partnership or its subsidiaries to issue additional debt securities, or by otherwise incurring additional indebtedness. Upon liquidation, holders of our debt securities, other lenders and creditors, and any holders of preferred stock with a liquidation preference, will receive distributions of our available assets prior to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Our stockholders are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our right to make distributions to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our stockholders bear the risk of our future offerings reducing per share trading price of our common stock.
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor, or the perception that such sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.
Sales of substantial amounts of our common stock or securities convertible into or exercisable or exchangeable therefor (such as OP Units), or the perception that such sales might occur, could adversely affect the market price of our common stock. OP Units (“OP Units”) are limited partnership interests in the Operating Partnership. Generally, beginning on and after the date that is 12 months after the issuance of OP Units, each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock. Additionally, such sales would dilute the voting power and ownership interest of existing common stockholders. Our charter provides that we may issue up to

500,000,000 shares of common stock, and a majority of our entire Board has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. As of December 31, 2025, we had 209,702,433 shares of common stock outstanding and 553,847 OP Units outstanding (excluding OP Units held directly or indirectly by us). Any exchange of OP Units for common stock may result in stockholder dilution. In the future we may acquire properties through tax deferred contribution transactions in exchange for OP Units. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors' ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions. As of December 31, 2025, 3,689,632 shares remain available for issuance under our 2023 Incentive Plan.
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
In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. We may not be able to limit our liability or damages in the event of such a loss. Data protection legislation is becoming increasingly common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, fines and penalties, or damage to our reputation and credibility with regulators, tenants and investors.
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
Item 2. Properties.
Our Real Estate Investment Portfolio
As of December 31, 2025, we had a portfolio of 2,300 properties, inclusive of one undeveloped land parcel and 150 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $555.0 million. Our tenants operate 659 different concepts across 48 states. None of our tenants represented more than 3.4% of our portfolio at December 31, 2025 and our top ten largest tenants represented 16.5% of our annualized base rent as of that date.
As of December 31, 2025, 97.3% of our leases (based on annualized base rent) were triple-net, where the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Tenant
As of December 31, 2025, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts they operate as of December 31, 2025 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	57	$18,934	3.4%
Express Wash Operations, LLC	Whistle Express Car Wash	33	10,900	2.0%
CNP Holdings, LLC	Chicken N Pickle	8	8,641	1.6%
BW Ultimate Parent, LLC	Allsup's/YesWay	13	8,337	1.5%
Dave & Buster's Inc.	Dave & Buster's	5	8,078	1.5%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	13	7,823	1.4%
Busy Bees US Holdings Limited	Various	32	7,344	1.3%
Early Foundations LLC	Primrose School	21	7,329	1.3%
Denali Midco 2 LLC	Super Star Car Wash	19	6,961	1.3%
GSP Flagstop LLC	Flagstop Car Wash	20	6,787	1.2%
Top 10 Subtotal		221	91,134	16.5%
Other		2,072	463,855	83.5%
Total		2,293	$554,989	100.0%
 __________________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes one undeveloped land parcel and six vacant properties.
Diversification by Concept
Our tenants operate their businesses across 659 concepts (i.e., brands). The following table provides information about the top ten concepts in our portfolio as of December 31, 2025 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$18,934	3.4%	57	1,104,897
Crunch Fitness	Experience	14,977	2.7%	26	962,740
Whistle Express Car Wash	Service	10,900	2.0%	33	135,867
Chicken N Pickle	Experience	8,641	1.6%	8	279,483
Allsup's/YesWay	Service	8,337	1.5%	13	75,429
Primrose School	Service	8,289	1.5%	23	272,636
Super Star Car Wash	Service	6,961	1.3%	19	91,470
John Deere	Service	6,813	1.2%	31	654,285
Captain D's	Service	6,792	1.2%	86	223,411
Flagstop Car Wash	Service	6,787	1.2%	20	93,538
Top 10 Subtotal		97,431	17.6%	316	3,893,756
Other		457,558	82.4%	1,977	21,887,349
Total		$554,989	100.0%	2,293	25,781,105
 ______________________________________
(1)Excludes one undeveloped land parcel and six vacant properties.

Diversification by Industry
Our tenants' business concepts are diversified across various industries. The following table summarizes those industries as of December 31, 2025 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$75,854	13.7%	220	1,083,076	$69.73
Medical / Dental	Service	69,431	12.5%	279	2,273,733	29.97
Early Childhood Education	Service	62,970	11.3%	255	2,773,263	22.51
Quick Service	Service	48,290	8.7%	461	1,244,290	39.87
Automotive Service	Service	44,491	8.0%	297	2,314,388	19.08
Convenience Stores	Service	37,024	6.7%	178	774,644	48.43
Casual Dining	Service	33,556	6.0%	132	936,979	35.91
Equipment Rental and Sales	Service	25,746	4.6%	88	1,759,182	14.64
Other Services	Service	17,227	3.1%	70	877,164	19.64
Pet Care Services	Service	7,024	1.3%	34	270,434	25.29
Family Dining	Service	6,537	1.2%	26	205,924	31.75
Service Subtotal		428,150	77.1%	2,040	14,513,077	29.41
Entertainment	Experience	51,530	9.3%	72	2,523,151	19.22
Health and Fitness	Experience	23,877	4.3%	46	1,738,193	13.49
Movie Theaters	Experience	4,429	0.8%	6	293,206	15.11
Experience Subtotal		79,836	14.4%	124	4,554,550	16.77
Other Industrial	Industrial	26,718	4.8%	62	3,673,369	7.12
Building Materials	Industrial	4,808	0.9%	24	1,297,669	3.71
Industrial Subtotal		31,526	5.7%	86	4,971,038	6.23
Grocery	Retail	14,715	2.7%	41	1,635,542	9.00
Home Furnishings	Retail	762	0.1%	2	106,898	7.12
Retail Subtotal		15,477	2.8%	43	1,742,440	8.88
Total/Weighted Average		$554,989	100.0%	2,293	25,781,105	$21.30
 ____________________________________________________
(1)Excludes one undeveloped land parcel and six vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.
As of December 31, 2025, our tenants operating service-oriented businesses had a weighted average rent coverage ratio of 3.5x, our tenants operating experience-based businesses had a weighted average rent coverage ratio of 2.5x, our tenants operating retail businesses had a weighted average rent coverage ratio of 3.9x and our tenants operating other types of businesses had a weighted average rent coverage ratio of 8.6x.

Diversification by Geography
Our 2,300 properties locations are located in 48 states. The following table details the geographical locations of our properties as of December 31, 2025 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$70,519	12.7%	249	3,240,002
Florida	41,138	7.4%	128	1,179,748
Georgia	36,305	6.5%	168	1,285,477
Ohio	30,099	5.4%	143	1,681,799
Wisconsin	25,423	4.6%	97	1,452,393
Missouri	19,520	3.5%	89	1,201,110
Oklahoma	19,013	3.4%	74	992,576
North Carolina	18,177	3.3%	86	790,650
Arizona	16,823	3.0%	66	711,434
Illinois	16,507	3.0%	64	789,679
Alabama	14,894	2.7%	65	931,287
South Carolina	14,011	2.5%	67	558,561
Michigan	13,896	2.5%	65	1,184,067
Indiana	13,130	2.4%	69	620,979
Pennsylvania	12,675	2.3%	66	681,534
New Jersey	12,622	2.3%	32	475,202
Virginia	12,426	2.2%	38	408,583
Tennessee	12,114	2.2%	61	434,505
Minnesota	11,373	2.0%	44	638,333
Mississippi	10,995	2.0%	74	411,690
Louisiana	10,586	1.9%	37	352,037
New York	10,534	1.9%	65	508,928
Arkansas	9,818	1.8%	66	507,946
Colorado	8,979	1.6%	33	367,634
California	8,369	1.5%	21	196,715
New Mexico	8,154	1.5%	28	187,680
Massachusetts	7,708	1.4%	35	488,841
Kentucky	7,582	1.4%	51	327,218
Iowa	7,540	1.4%	35	414,813
Connecticut	7,166	1.3%	22	555,537
Utah	6,919	1.2%	7	528,350
Nevada	6,693	1.2%	16	168,720
Kansas	4,914	0.9%	18	201,900
Maryland	4,461	0.8%	13	257,335
New Hampshire	3,719	0.7%	13	268,937
Oregon	3,233	0.6%	9	138,785
South Dakota	2,765	0.5%	9	130,152
North Dakota	2,573	0.5%	7	97,442
Washington	2,404	0.4%	11	90,459
West Virginia	2,335	0.4%	24	85,800
Nebraska	2,248	0.4%	11	138,797
Vermont	1,282	0.2%	10	80,819
Maine	1,167	0.2%	4	71,000
Idaho	777	0.1%	3	43,588
Rhode Island	480	0.1%	2	22,865
Delaware	415	0.1%	1	4,186
Wyoming	294	0.1%	2	14,001
Alaska	214	—%	2	6,630
Total	$554,989	100.0%	2,300	25,926,724

Lease Expirations
As of December 31, 2025, the weighted average remaining term of our leases was 14.4 years (based on annualized base rent), with only 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2031. The following table sets forth our lease expirations for leases in place as of December 31, 2025 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2026	$3,444	0.6%	25	2.9	x
2027	5,488	1.0%	36	3.8	x
2028	4,470	0.8%	16	3.0	x
2029	10,138	1.8%	114	5.1	x
2030	5,382	1.0%	51	4.0	x
2031	10,910	2.0%	54	2.8	x
2032	13,223	2.4%	42	4.1	x
2033	7,200	1.3%	27	3.0	x
2034	29,169	5.3%	190	5.8	x
2035	20,217	3.6%	122	3.8	x
2036	38,283	6.9%	161	3.9	x
2037	23,361	4.2%	121	3.4	x
2038	50,720	9.1%	186	4.3	x
2039	40,226	7.2%	156	3.6	x
2040	45,841	8.3%	162	4.8	x
2041	18,879	3.4%	89	2.4	x
2042	25,831	4.7%	123	2.8	x
2043	52,122	9.4%	190	2.4	x
2044	46,801	8.4%	165	2.7	x
2045	70,871	12.8%	205	3.0	x
Thereafter	32,413	5.8%	58	4.7	x
Total/Weighted Average	$554,989	100.0%	2,293	3.6	x
 _______________________________________________________________
(1)Expiration year of leases in place as of December 31, 2025, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes one undeveloped land parcel and six vacant properties.
(3)Weighted by annualized base rent.
Unit Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of December 31, 2025, the weighted average rent coverage ratio of our portfolio was 3.6x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of December 31, 2025 are displayed below:

Unit Level Coverage Ratio	% of Total
≥ 2.00x	68.5%
1.50x to 1.99x	14.8%
1.00x to 1.49x	12.8%
< 1.00x	3.2%
Not reported	0.7%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of December 31, 2025 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.1%	0.5%	0.4%	0.4%
B-	0.1%	0.2%	0.9%	0.7%	2.9%
B	—%	1.2%	2.7%	1.2%	6.4%
B+	0.1%	0.4%	2.4%	2.8%	12.0%
BB-	0.1%	0.2%	0.5%	3.8%	10.6%
BB	—%	0.5%	1.9%	2.8%	6.5%
BB+	—%	—%	1.9%	0.6%	11.6%
BBB-	—%	0.1%	0.9%	0.5%	9.3%
BBB	—%	—%	0.6%	1.5%	3.4%
BBB+	—%	0.3%	0.4%	0.3%	1.6%
A-	—%	—%	0.1%	—%	2.4%
A	—%	—%	—%	—%	0.3%
A+	—%	—%	—%	—%	—%
AA-	—%	—%	—%	—%	—%
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the NYSE under the symbol "EPRT". As of February 6, 2026, there were 210 holders of record of the 209,879,818 outstanding shares of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
We have determined that, for U.S. federal income tax purposes, approximately 96.0% of the distributions paid for the 2025 tax year represented taxable income and 4.0% represented a return of capital.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, the Company did not repurchase any of its equity securities.
Stock Performance Graph
The following performance graph and related table compare, for the five year period ended December 31, 2025, the cumulative total stockholder return on our common stock with that of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the FTSE NAREIT All Equity REITs index ("FNER"). The graph and related table assume $100.00 was invested on January 1, 2021 and assumes the reinvestment of all dividends. The historical stock price performance reflected in the graph and related table is not necessarily indicative of future stock price performance.

Ticker / Index	1/1/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
EPRT	100.00	138.80	119.07	135.91	169.52	167.28
S&P 500	100.00	127.25	102.27	127.08	156.73	182.45
FNER	100.00	137.20	99.81	106.71	107.86	106.12
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
Equity Compensation Plan Information
The information concerning our Equity Compensation Plan will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of December 31, 2025, 91.5% of our $555.0 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on December 31, 2025 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the NYSE under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of December 31, 2025, we had a portfolio of 2,300 properties (inclusive of one undeveloped land parcel and 150 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $555.0 million and was 99.7% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of December 31, 2025, our portfolio was 99.7% occupied by tenants operating 659 different brands, or concepts, across 48 states, with none of our tenants contributing more than 3.4% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single-tenant or more than 1% from any single property.
Long Lease Term. As of December 31, 2025, our leases had a weighted average remaining lease term of 14.4 years (based on annualized base rent), with 5.2% of our annualized base rent attributable to leases expiring prior to January 1, 2031. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the year ended December 31, 2025, 95% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of December 31, 2025, 66.8% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of December 31, 2025, 97.9% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.8% per year.
Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of December 31, 2025, our average investment per property was $3.1 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.
Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of December 31, 2025, our portfolio’s weighted average rent coverage ratio was 3.6x, and 99.2% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended March 31, 2024 through the quarter ended December 31, 2025 (dollars in thousands):

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment activity	$248,770	$333,910	$307,615	$333,435
Number of transactions	36	35	37	37
Property count	79	83	57	78
Avg. investment per unit	$2,767	$3,393	$4,102	$3,281
Cash cap rate [1]	8.1%	8.0%	8.1%	8.0%
GAAP cap rate [2]	9.3%	9.1%	9.1%	9.2%
Master lease percentage [3,4]	82%	76%	57%	69%
Sale-leaseback percentage [3,5]	100%	100%	89%	100%
Existing relationship percentage	87%	82%	79%	79%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	2.7x	3.0x	4.7x	3.4x
Lease term (years)	17.2	17.8	17.2	17.7

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Investment activity	$307,706	$334,041	$369,848	$295,814
Number of transactions	21	25	35	34
Property count	48	77	87	58
Avg. investment per unit	$5,453	$3,971	$3,849	$4,588
Cash cap rate [1]	7.8%	7.9%	8.0%	7.7%
GAAP cap rate [2]	9.4%	9.7%	10.0%	9.1%
Master lease percentage [3,4]	71%	69%	76%	76%
Sale-leaseback percentage [3,5]	90%	93%	97%	100%
Existing relationship percentage	86%	88%	70%	85%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.0x	3.4x	5.9x	4.7x
Lease term (years)	17.5	19.5	18.6	19.4
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
The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended March 31, 2024 through the quarter ended December 31, 2025 (dollars in thousands):

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Disposition volume[1]	$11,949	$4,783	$16,973	$60,449
Cash cap rate on leased assets [2]	6.5%	7.3%	6.8%	7.0%
Leased properties sold [3]	6	4	7	24
Vacant properties sold [3]	1	2	2	—

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Disposition volume[1]	$24,338	$46,193	$11,455	$48,083
Cash cap rate on leased assets [2]	6.9%	7.3%	6.6%	6.9%
Leased properties sold [3]	10	18	6	13
Vacant properties sold [3]	1	5	1	6
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of December 31, 2025, the net investment value of our income property portfolio totaled $6.6 billion, consisting of investments in 2,300 properties (inclusive of one undeveloped land parcel and 150 properties which secure our investments in mortgage loans receivable), with annualized base rent of $555.0 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends as declared by our Board. The occupancy level of our portfolio is high (99.7% as of December 31, 2025) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance, costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of December 31, 2025, six of our investment properties were vacant, less than 1% of our portfolio, and all remaining properties were subject to a lease (excluding one undeveloped land parcel) or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single-tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds in new single-tenant properties. Our short-term liquidity requirements also include the funding needs associated with 74 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of December 31, 2025, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $388.4 million, and, as of such date, we have funded $273.9 million of this commitment. We expect to fund the remaining commitment totaling approximately $114.5 million by December 31, 2026.
Additionally, as of February 6, 2026, we were under contract to acquire 1 property with an aggregate purchase price of $9.6 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single-tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward purchase commitments, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our October 2024 ATM Program, under which we may offer and sell common stock with an aggregate gross sales price of up to $338.5 million as of February 6, 2026.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units and LTIP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the year ended December 31, 2025, our Board declared total cash distributions of $1.205 per share of common stock/OP Unit/LTIP Unit totaling $243.7 million and $65.4 million is payable as of December 31, 2025. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through the use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on an unsecured or secured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term income producing investments with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows from our investments and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that, over time, a level of pro forma net debt (which includes recourse and non-recourse borrowings and any outstanding preferred stock less cash and cash equivalents, restricted cash available for future investment and estimated proceeds from unsettled forward equity contracts assuming full physical settlement) that is less than 5.5 times our annualized adjusted EBITDAre is prudent for a real estate company like ours.

As of December 31, 2025, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies and our weighted average debt maturity was 4.2 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings, mortgage financing of a single-asset or a portfolio of assets and CMBS borrowings. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at December 31, 2025, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward purchase commitments, and our potential access to additional sources of capital, will be sufficient to fund our operations for the next 12 months, including investing in the real estate for which we currently have commitments, and the longer term period thereafter.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At December 31, 2025, the Operating Partnership had issued and outstanding $800.0 million of senior notes. The obligations of the Operating Partnership under these senior notes are guaranteed by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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

Description of Certain Debt
The following table summarizes our outstanding indebtedness as of December 31, 2025 and 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.36%	2.46%
2028 Term Loan	January 2028	400,000	400,000	4.51%	4.71%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.25%	5.45%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.67%	4.87%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	—	5.40%	—%
Revolving Credit Facility	February 2026	—	—	—%	—%
Total principal outstanding		$2,530,000	$2,130,000	4.23%	4.14%
_______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended on February 6, 2025 (the "Amended Credit Agreement"), and provides for revolving loans of up to $1.0 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn as of December 31, 2025.
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
The Operating Partnership is the borrower under the Amended Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of December 31, 2025, we were in compliance with these covenants.
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
2027 Term Loan
Through our Operating Partnership, we are party to a $430.0 million term loan (the “2027 Term Loan”) that matures in February 2027. The 2027 Term Loan bears interest at an annual rate of applicable Adjusted Term SOFR plus an applicable margin. The applicable Adjusted Term SOFR is the rate for a term equivalent to the interest period applicable to the relevant borrowing. The applicable margin is a spread set according to the Company’s corporate credit ratings provided by S&P, Moody’s and/or Fitch.
The 2027 Term Loan is pre-payable at any time by the Operating Partnership without penalty. The 2027 Term Loan has an accordion feature to increase, subject to certain conditions, the maximum availability of the facility up to an aggregate of $500.0 million.
The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of December 31, 2025, we were in compliance with these covenants.
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
Senior Unsecured Notes
In June 2021, the Operating Partnership issued $400.0 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. In August 2025, the Operating Partnership issued $400.0 million aggregate principal amount of 5.400% Senior Notes due 2035 (the "2035 Notes" and, together with the 2031 Notes, the "Senior Notes"), resulting in net proceeds of $390.7 million. The Senior Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the Senior Notes are fully and unconditionally guaranteed by the Company.
The indenture and supplemental indenture creating the Senior Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of December 31, 2025, we were in compliance with these covenants.
Cash Flows
The following discusses our cash flows for the year ended December 31, 2025 as compared to the year ended December 31, 2024. A discussion of our cash flows for the year ended December 31, 2024, as compared to the year ended December 31, 2023, has been omitted from this Annual Report but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Flows—

Comparison of the years ended December 31, 2024 and 2023" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Comparison of the years ended December 31, 2025 and 2024
As of December 31, 2025, we had $60.2 million of cash and cash equivalents and $10.2 million of restricted cash, as compared to $40.7 million of cash and cash equivalents and $4.3 million of restricted cash as of December 31, 2024.
Cash Flows for the year ended December 31, 2025
During the year ended December 31, 2025, net cash provided by operating activities was $381.1 million and our net income was $253.7 million. Our cash flows from operating activities are primarily dependent upon the occupancy of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest, and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $126.5 million, including i) depreciation and amortization of tangible, intangible and right-of-use real estate assets, and amortization of deferred financing costs and other non-cash interest expense of $162.8 million, ii) our provision for impairment of real estate of $12.0 million, iii) non-cash equity-based compensation expense of $13.2 million, iv) adjustments to rental revenue for tenant credit of $3.5 million and v) the change in our provision for credit losses of $0.1 million, reduced by i) our $12.8 million gain on dispositions of real estate, net and ii) $52.2 million related to the recognition of straight-line rent receivables. An additional inflow was our increase in accrued liabilities and other payables of $8.1 million, offset by the outflow caused by the increase in our rent receivables, prepaid expenses and other assets of $7.3 million.
Net cash used in investing activities during the year ended December 31, 2025 was $1.2 billion. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures, construction in progress and lease incentives, and in mortgage loans receivable, which totaled $1.3 billion in the aggregate. These cash outflows were partially offset by $128.6 million of proceeds from sales of investments, net of disposition costs, and $28.6 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $798.4 million during the year ended December 31, 2025 reflected net cash inflows of $657.6 million from the issuance of common stock, $855.0 million of borrowings under the Revolving Credit Facility and $390.7 million in net proceeds from the issuance of the 2035 Senior Notes. These cash inflows were partially offset by the payment of $233.9 million in dividends, repayment of $855.0 million of borrowings under the Revolving Credit Facility, the payment of $8.8 million of deferred financing costs related to the Amended Credit Facility and issuance of senior unsecured notes, the payment of $0.7 million of offering costs, and the payment of $6.4 million in taxes related to the net settlement of equity awards upon vesting.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2025.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of December 31, 2025:

	Payment due by period
(in thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Unsecured term loans (1)	$1,730,000	$—	$830,000	$900,000	$—
Senior unsecured notes	800,000	—	—	—	800,000
Revolving Credit Facility	—	—	—	—	—
Tenant construction financing and reimbursement obligations (2)	114,537	114,537	—	—	—
Operating lease obligations (3)	21,635	923	1,895	1,557	17,260
Total	$2,666,172	$115,460	$831,895	$901,557	$817,260
_____________________________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election, where applicable.
(2)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(3)Includes $20.9 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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
Equity-Based Compensation
We grant shares of restricted common stock ("RSAs"), restricted stock units ("RSUs"), and long-term incentive plan units ("LTIP Units") in our Operating Partnership to our directors, executive officers and other employees that vest over multiple periods, subject to the recipient's continued service. We also grant performance-based RSUs and performance-based LTIP Units to our executive officers, the final number of which is determined based on objective and, with respect to performance-based RSUs issued prior to 2024, subjective performance conditions and which vest over a multi-year period, subject to the recipient's continued service. LTIP Units are a class of partnership units issued by our Operating Partnership which are convertible into OP Units upon satisfaction of certain conditions, including, depending upon the particular award, those relating to vesting periods or performance criteria, and continued service.
We account for RSAs, RSUs, and LTIP Units in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.
We recognize compensation expense for equity-based compensation using the straight-line method based on the fair value of the award on the grant date. Forfeitures of equity-based compensation awards, if any, are recognized when they occur.
Results of Operations
The following discusses our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. A discussion of our results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, has been omitted from this Annual Report but may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the years ended December 31, 2024 and 2023" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Comparison of the years ended December 31, 2025 and 2024

	Year ended December 31,
(dollar amounts in thousands)	2025	2024	Change	%
Revenues:
Rental revenue	$527,534	$425,749	$101,785	23.9%
Interest on loans and direct financing lease receivables	31,625	23,409	8,216	35.1%
Other revenue, net	2,060	452	1,608	355.8%
Total revenues	561,219	449,610	111,609
Expenses:
General and administrative	40,864	35,161	5,703	16.2%
Property expenses	7,576	4,997	2,579	51.6%
Depreciation and amortization	153,602	122,161	31,441	25.7%
Provision for impairment of real estate	11,997	14,845	(2,848)	(19.2)%
Change in provision for credit losses	108	230	(122)	(53.0)%
Total expenses	214,147	177,394	36,753
Other operating income:
Gain on dispositions of real estate, net	12,849	5,977	6,872	115.0%
Income from operations	359,921	278,193	81,728
Other (expense)/income:
Loss on debt extinguishment	—	—	—	—%
Interest expense	(108,083)	(78,544)	(29,539)	37.6%
Interest income	2,537	3,069	(532)	(17.3)%
Other income	—	1,548	(1,548)	—%
Income before income tax expense	254,375	204,266	50,109
Income tax expense	644	628	16	2.5%
Net income	253,731	203,638	50,093
Net income attributable to non-controlling interests	(718)	(634)	(84)	(13.2)%
Net income attributable to stockholders	$253,013	$203,004	$50,009

Revenues:
Rental revenue. Rental revenue increased by $101.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 1,947 rental properties, representing $5.2 billion in total real estate investments, net, as of December 31, 2024 to 2,142 rental properties, representing $6.2 billion in total real estate investments, net, as of December 31, 2025. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2025 from acquisitions that were made during 2024 and 2025.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $8.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to an increase in investments in loans receivable during 2025, leading to a higher average daily balance of loans receivable outstanding during the December 31, 2025.
Other revenue, net. Other revenue increased by $1.6 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the receipt of non-recurring lease termination fees during the year ended December 31, 2025.
Expenses:
General and administrative. General and administrative expense increased by $5.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily related to an increase in salary expense and professional fees incurred during the year ended December 31, 2025.
Property expenses. Property expenses increased by $2.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operational costs during the year ended December 31, 2025.
Depreciation and amortization. Depreciation and amortization expense increased by $31.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate investment portfolio during the year ended December 31, 2025.
Provision for impairment of real estate. Impairment charges on real estate investments were $12.0 million and $14.8 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we recorded a provision for impairment of real estate on 14 and 22 of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio decreased by $0.1 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $6.9 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. We disposed of 60 and 46 real estate properties during the year ended December 31, 2025 and 2024, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $29.5 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Interest income. Interest income decreased by $0.5 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in interest income was primarily due to a decrease in our short-term investments during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Other income. During the year ended December 31, 2024, we recorded $1.5 million of other income related to the settlement of litigation with a former tenant. Substantially all of this amount relates to proceeds received to recoup legal fees and other related expenses previously incurred associated with enforcing our rights under the leases with the former tenant.
Income tax expense. Income tax expense increased by approximately $16,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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
The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$253,731	$203,638	$191,415
Depreciation and amortization of real estate	153,453	121,997	102,103
Provision for impairment of real estate	11,997	14,845	3,548
Gain on dispositions of real estate, net	(12,849)	(5,977)	(24,167)
FFO attributable to stockholders and non-controlling interests	406,332	334,503	272,899
Non-core (income) expense (1)(2)	(2,354)	—	(510)
Core FFO attributable to stockholders and non-controlling interests	403,978	334,503	272,389
Adjustments:
Straight-line rental revenue, net	(50,162)	(38,661)	(30,375)
Non-cash interest	5,802	4,086	3,187
Non-cash compensation expense	14,438	10,827	9,192
Other amortization expense	1,723	1,802	1,507
Other non-cash adjustments	2,054	1,075	(73)
Capitalized interest expense	(3,192)	(5,760)	(2,430)
AFFO attributable to stockholders and non-controlling interests	$374,641	$307,872	$253,397
_____________________________________
(1)Includes the recognition of $2.4 million of cash and non-cash compensation expense that was not incurred due to the departure of an executive during the year ended December 31, 2025.
(2)Includes $0.1 million loss on debt extinguishment, $0.9 million of insurance recovery income and $0.3 million of severance expense and non-cash compensation expense during the year ended December 31, 2023.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$253,731	$203,638	$191,415
Depreciation and amortization	153,602	122,161	102,219
Interest expense	108,083	78,544	52,597
Interest income	(2,537)	(3,069)	(2,011)
Income tax expense	644	628	636
EBITDA attributable to stockholders and non-controlling interests	513,523	401,902	344,856
Provision for impairment of real estate	11,997	14,845	3,548
Gain on dispositions of real estate, net	(12,849)	(5,977)	(24,167)
EBITDAre attributable to stockholders and non-controlling interests	$512,671	$410,770	$324,237
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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended December 31, 2025:

(in thousands)	Three months ended December 31, 2025
Net income	$68,274
Depreciation and amortization	41,044
Interest expense	30,944
Interest income	(631)
Income tax expense	160
EBITDA attributable to stockholders and non-controlling interests	139,791
Provision for impairment of real estate	4,063
Gain on dispositions of real estate, net	(4,428)
EBITDAre attributable to stockholders and non-controlling interests	139,426
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	4,645
Adjustment to exclude other non-core or non-recurring activity (2)	(2,047)
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(1,420)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$140,604

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$562,416
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended December 31, 2025 had occurred on October 1, 2025.
(2)Adjustment is made to i) exclude non-core adjustments made in computing Core FFO, if any, ii) exclude changes in our provision for credit losses and iii) eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

	December 31,
(in thousands)	2025	2024
Unsecured term loan, net of deferred financing costs	$1,725,010	$1,721,114
Revolving credit facility	—	—
Senior unsecured notes	786,708	396,403
Total debt	2,511,718	2,117,517
Deferred financing costs and original issue discount, net	18,282	12,483
Gross debt	2,530,000	2,130,000
Cash and cash equivalents	(60,181)	(40,713)
Restricted cash available for future investment	(10,184)	(4,265)
Net debt	$2,459,635	$2,085,022
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$253,731	$203,638	$191,415
General and administrative expense	40,864	35,161	30,678
Depreciation and amortization	153,602	122,161	102,219
Provision for impairment of real estate	11,997	14,845	3,548
Change in provision for credit losses	108	230	(99)
Gain on dispositions of real estate, net	(12,849)	(5,977)	(24,167)
Loss on debt extinguishment	—	—	116
Interest expense	108,083	78,544	52,597
Interest income	(2,537)	(3,069)	(2,011)
Other income	—	(1,548)	—
Income tax expense	644	628	636
NOI attributable to stockholders and non-controlling interests	553,643	444,613	354,932
Straight-line rental revenue, net	(50,162)	(38,661)	(30,375)
Other amortization and non-cash adjustments	3,777	2,877	1,507
Cash NOI attributable to stockholders and non-controlling interests	$507,258	$408,829	$326,064
We compute Cash G&A as general and administrative expense, as determined in accordance with GAAP, less non-core general and administrative expense, non-cash compensation expense and straight-line rent expense on leases where we are the lessee. We exclude non-core general and administrative expense, non-cash compensation expense and straight-line rent expense because they may cause short-term fluctuations in general and administrative expense but have no impact on operating cash flows or long-term operating performance. We believe that Cash G&A is a useful supplemental measure for investors to consider when assessing our operating performance without the distortion created by non-cash and non-core items.
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

The following table reconciles general and administrative expense (which is the most comparable GAAP measure) to Cash G&A:

	Year ended December 31,
(in thousands)	2025	2024	2023
General and administrative expense	$40,864	$35,161	$30,678
Non-core general and administrative expense(1)(2)	2,354	—	(250)
Non-cash compensation expense	(14,438)	(10,827)	(9,192)
Straight-line rent expense	(26)	(1)	(30)
Cash G&A	$28,754	$24,333	$21,206
_____________________________________
(1)Includes the recognition of $2.4 million of cash and non-cash compensation expense that was not incurred due to the departure of an executive during the .
(2)Includes $0.3 million of severance expense and non-cash compensation expense during the year ended December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.36%	2.46%
2028 Term Loan	January 2028	400,000	400,000	4.51%	4.71%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.25%	5.45%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.67%	4.87%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	—	5.40%	—%
Revolving Credit Facility	February 2030(2)	—	—	—%	—%
Total principal outstanding		$2,530,000	$2,130,000	4.23%	4.14%
 _______________________________________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan and the CF Term Loans are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At December 31, 2025, our aggregate liability in the event of the early termination of our swaps was $18.5 million.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our senior unsecured notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of December 31, 2025:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$800,000	$766,504
_____________________________________
(1)Excludes net deferred financing costs of $6.4 million and net discount of $6.9 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2026, expressed an unqualified opinion.
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
Evaluation of the measurement of the fair values used in the purchase price allocation of real estate acquisitions
As described further in Notes 2 and 3 to the consolidated financial statements, the acquisition of real estate for investment purposes is typically accounted for as an asset acquisition in which the Company allocates the purchase price of acquired properties to land, site improvements, buildings, and other tangible and identifiable intangible assets and liabilities based on their relative fair values. The Company acquired approximately $1.1 billion of real estate investments subject to this allocation process during the year ended December 31, 2025. We identified fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in real estate acquisitions as a critical audit matter.

The principal consideration for our determination that the fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in real estate acquisitions is a critical audit matter is the degree of estimation uncertainty in determining fair value estimates. Specifically, these fair value measurements were sensitive to establishing a range of market assumptions for land values, building replacement values, and rental rates. Establishing the market assumptions for land, site improvements, buildings, and rent included identifying the relevant properties in the established range that were most comparable to the acquired property. There was a high degree of subjective and complex auditor judgment in evaluating significant assumptions used in developing the fair value measurements.
Our audit procedures related to the fair value measurements used to allocate the purchase price to the assets acquired and liabilities assumed in real estate acquisitions included the following, among others.
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls relating to the allocation of the purchase price of real estate acquisitions, including internal controls over the selection and review of the significant assumptions to estimate fair value, including those developed by third-party valuation professionals.
For a selection of real estate acquisitions, we involved our real estate valuation specialists who assisted in evaluating the significant assumptions to the fair value measurements used in the purchase price allocations. We read the purchase agreements and tested the completeness and accuracy of underlying inputs used, including contractual data and rental data, where applicable. The evaluation included comparison of the Company’s assumptions to independently developed ranges using market data from industry transaction databases and published industry reports. We analyzed where the Company’s market rental rates fell within our real estate valuation specialists’ independently developed ranges to evaluate if management bias was present.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
New York, New York
February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Essential Properties Realty Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Essential Properties Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 11, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
New York, New York
February 11, 2026

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$2,200,829	$1,865,610
Building and improvements	4,388,959	3,536,000
Lease incentives	24,154	17,903
Construction in progress	49,881	153,789
Intangible lease assets	99,217	94,047
Total real estate investments, at cost	6,763,040	5,667,349
Less: accumulated depreciation and amortization	(612,674)	(476,827)
Total real estate investments, net	6,150,366	5,190,522
Loans and direct financing lease receivables, net	401,323	352,066
Real estate investments held for sale, net	2,635	10,018
Net investments	6,554,324	5,552,606
Cash and cash equivalents	60,181	40,713
Restricted cash	10,184	4,265
Straight-line rent receivable, net	191,008	143,435
Derivative assets	7,861	27,714
Rent receivables, prepaid expenses and other assets, net	39,465	29,949
Total assets(1)	$6,863,023	$5,798,682

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,725,010	$1,721,114
Senior unsecured notes, net	786,708	396,403
Revolving credit facility	—	—
Intangible lease liabilities, net	10,766	10,700
Dividend payable	65,391	55,608
Derivative liabilities	26,226	7,585
Accrued liabilities and other payables	41,028	35,145
Total liabilities(1)	2,655,129	2,226,555
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 150,000,000 authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value per share; 500,000,000 authorized; 209,702,433 and 187,537,592 issued and outstanding as of December 31, 2025 and 2024, respectively	2,097	1,875
Additional paid-in capital	4,328,137	3,658,219
Distributions in excess of cumulative earnings	(109,261)	(113,302)
Accumulated other comprehensive (loss) income	(20,979)	16,886
Total stockholders' equity	4,199,994	3,563,678
Non-controlling interests	7,900	8,449
Total equity	4,207,894	3,572,127
Total liabilities and equity	$6,863,023	$5,798,682
 _____________________________________
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2—Summary of Significant Accounting Policies. As of December 31, 2025 and 2024, all of the assets and liabilities of the Company were held by its operating partnership, a consolidated VIE, with the exception of $65.1 million and $55.4 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Year ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Revenues:
Rental revenue	$527,534	$425,749	$339,897
Interest on loans and direct financing lease receivables	31,625	23,409	18,128
Other revenue, net	2,060	452	1,570
Total revenues	561,219	449,610	359,595

Expenses:
General and administrative	40,864	35,161	30,678
Property expenses	7,576	4,997	4,663
Depreciation and amortization	153,602	122,161	102,219
Provision for impairment of real estate	11,997	14,845	3,548
Change in provision for credit losses	108	230	(99)
Total expenses	214,147	177,394	141,009
Other operating income:
Gain on dispositions of real estate, net	12,849	5,977	24,167
Income from operations	359,921	278,193	242,753
Other (expense)/income:
Loss on debt extinguishment	—	—	(116)
Interest expense	(108,083)	(78,544)	(52,597)
Interest income	2,537	3,069	2,011
Other income	—	1,548	—
Income before income tax expense	254,375	204,266	192,051
Income tax expense	644	628	636
Net income	253,731	203,638	191,415
Net income attributable to non-controlling interests	(718)	(634)	(708)
Net income attributable to stockholders	$253,013	$203,004	$190,707

Basic weighted average shares outstanding	196,051,237	173,855,427	152,140,735
Basic net income per share	$1.29	$1.16	$1.25

Diluted weighted average shares outstanding	198,054,768	177,115,170	153,521,854
Diluted net income per share	$1.28	$1.15	$1.24
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In thousands)	2025	2024	2023
Net income	$253,731	$203,638	$191,415
Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(22,424)	42,210	(9,187)
Cash flow hedge gain reclassified to interest expense	(15,553)	(29,310)	(27,687)
Total other comprehensive (loss) income	(37,977)	12,900	(36,874)
Comprehensive income	215,754	216,538	154,541
Net income attributable to non-controlling interests	(718)	(634)	(708)
Other comprehensive loss (income) attributable to non-controlling interests	112	(33)	174
Comprehensive income attributable to stockholders	$215,148	$215,871	$154,007
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders' Equity

	Common Stock
(In thousands, except share data)	Number of Shares	Par Value	Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	142,379,655	$1,424	$2,563,305	$(117,187)	$40,719	$2,488,261	$8,510	$2,496,771
Common stock issuance	21,971,744	219	507,161	—	—	507,380	—	507,380
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,671)	—	(3,671)	—	(3,671)
Costs related to issuance of common stock	—	—	(1,010)	—	—	(1,010)	—	(1,010)
Other comprehensive loss	—	—	—	—	(36,700)	(36,700)	(174)	(36,874)
Equity-based compensation expense	283,751	3	9,003	—	—	9,006	—	9,006
Dividends and distributions declared	—	—	—	(175,394)	—	(175,394)	(621)	(176,015)
Net income	—	—	—	190,707	—	190,707	708	191,415
Balance at December 31, 2023	164,635,150	1,646	3,078,459	(105,545)	4,019	2,978,579	8,423	2,987,002
Common stock issuance	22,713,852	227	570,016	—	—	570,243	—	570,243
Common stock withheld related to net share settlement of equity awards	—	—	—	(3,313)	—	(3,313)	—	(3,313)
Costs related to issuance of common stock	—	—	(1,083)	—	—	(1,083)	—	(1,083)
Other comprehensive income	—	—	—	—	12,867	12,867	33	12,900
Equity-based compensation expense	188,590	2	10,827	—	—	10,829	—	10,829
Dividends and distributions declared	—	—	—	(207,448)	—	(207,448)	(641)	(208,089)
Net income	—	—	—	203,004	—	203,004	634	203,638
Balance at December 31, 2024	187,537,592	1,875	3,658,219	(113,302)	16,886	3,563,678	8,449	3,572,127
Common stock issuance	21,893,991	219	657,370	—	—	657,589	—	657,589
Common stock withheld related to net share settlement of equity awards	—	—	—	(6,407)	—	(6,407)	—	(6,407)
Costs related to issuance of common stock	—	—	(633)	—	—	(633)	—	(633)
Other comprehensive loss	—	—	—	—	(37,865)	(37,865)	(112)	(37,977)
Equity-based compensation expense	270,850	3	13,181	—	—	13,184	—	13,184
Dividends and distributions declared	—	—	—	(242,565)	—	(242,565)	(1,155)	(243,720)
Net income	—	—	—	253,013	—	253,013	718	253,731
Balance at December 31, 2025	209,702,433	$2,097	$4,328,137	$(109,261)	$(20,979)	$4,199,994	$7,900	$4,207,894
 The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$253,731	$203,638	$191,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,602	122,161	102,219
Amortization of lease incentives	1,852	2,040	1,782
Amortization of above/below market leases and right of use assets, net	(129)	(238)	(275)
Amortization of deferred financing costs and other non-cash interest expense	7,485	5,374	3,863
Loss on debt extinguishment	—	—	116
Provision for impairment of real estate	11,997	14,845	3,548
Change in provision for credit losses	108	230	(99)
Gain on dispositions of real estate, net	(12,849)	(5,977)	(24,167)
Straight-line rent receivable, net	(52,207)	(38,882)	(28,285)
Equity-based compensation expense	13,184	10,829	9,006
Adjustment to rental revenue for tenant credit	3,454	635	640
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(7,259)	(7,258)	(5,956)
Accrued liabilities and other payables	8,111	1,087	767
Net cash provided by operating activities	381,080	308,484	254,574
Cash flows from investing activities:
Proceeds from sales of investments, net	128,562	96,928	128,598
Principal collections on loans and direct financing lease receivables	28,559	10,022	27,908
Investments in loans receivable	(93,067)	(136,264)	(13,091)
Deposits for prospective real estate investments	(6,345)	(3,880)	189
Investment in real estate, including capital expenditures	(1,103,163)	(825,751)	(894,550)
Investment in construction in progress	(100,007)	(263,232)	(105,075)
Lease incentives paid	(8,586)	(991)	(1,104)
Net cash used in investing activities	(1,154,047)	(1,123,168)	(857,125)
Cash flows from financing activities:
Borrowings under term loans	—	174,569	247,972
Borrowings under revolving credit facility	855,000	490,000	70,000
Repayments under revolving credit facility	(855,000)	(220,000)	(70,000)
Proceeds from issuance of senior unsecured notes, net	390,668	—	—
Payments for taxes related to net settlement of equity awards	(6,407)	(3,313)	(3,671)
Payment of deferred financing costs	(8,811)	(115)	(2,426)
Proceeds from issuance of common stock, net	657,589	570,243	507,318
Offering costs	(748)	(1,022)	(948)
Dividends paid	(233,937)	(199,663)	(168,231)
Net cash provided by financing activities	798,354	810,699	580,014
Net increase (decrease) in cash and cash equivalents and restricted cash	25,387	(3,985)	(22,537)
Cash and cash equivalents and restricted cash, beginning of period	44,978	48,963	71,500
Cash and cash equivalents and restricted cash, end of period	$70,365	$44,978	$48,963
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$60,181	$40,713	$39,807
Restricted cash	10,184	4,265	9,156
Cash and cash equivalents and restricted cash, end of period	$70,365	$44,978	$48,963
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
(In thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$99,079	$73,703	$49,587
Cash paid for income taxes	244	902	1,486
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$199,471	$200,566	$45,518
Net settlement of proceeds on the sale of investments	(1,650)	(2,200)	(4,625)
Non-cash investment in real estate and loan receivable activity	18,294	2,200	—
Transfer from real estate to direct financing lease receivable	3,150	—	—
Unrealized (loss) gain on cash flow hedges	(22,424)	42,210	(9,187)
Non-cash deferred financing costs	2,600	4,647	2,028
Non-cash repayment of term loan facility	—	270,000	200,000
Non-cash borrowing under term loan facility	—	(270,000)	(202,028)
Payable and accrued offering and deferred financing costs	—	115	24
Discounts and fees on capital raised through issuance of common stock	—	—	38
Dividends declared and unpaid	65,391	55,608	47,182
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
December 31, 2025
1. Description of Business and Organization
Essential Properties Realty Trust, Inc. (the “Company”) is an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. The Company generally invests in and leases freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits.

The Company was organized on January 12, 2018 as a Maryland corporation. It elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the year ended December 31, 2018, and it believes that its current organizational and operational status and intended distributions will allow it to continue to so qualify. Substantially all of the Company’s business is conducted directly and indirectly through its operating partnership, Essential Properties, L.P. (the “Operating Partnership”).

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2025 and 2024, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Depreciation on real estate investments	$147,647	$115,371	$95,527
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Provision for impairment of real estate	$11,997	$14,845	$3,548
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
As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $60.2 million and $40.7 million, respectively, of which $59.7 million and $40.2 million, respectively, were not insured by the FDIC.

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

	Year ended December 31,
(in thousands)	2025	2024	2023
Contingent rent	$775	$863	$743
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
The Company recorded the following adjustments to rental revenue for tenant credit during the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Adjustment to decrease rental revenue for tenant credit	$(3,454)	$(635)	$(640)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of December 31, 2025 and 2024, the Company capitalized a total of $93.0 million and $92.3 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital on the Company's consolidated balance sheets.
Income Taxes
The Company elected and qualified to be taxed as a REIT under sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed REIT taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to U.S. federal, state, and local taxes.
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
As of December 31, 2025 and 2024, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of December 31, 2025 or 2024. The 2024, 2023, 2022, 2021, and 2020 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
The Company grants shares of restricted common stock (“RSAs”), restricted stock units (“RSUs”) and long-term incentive plan units (“LTIP Units”) in its Operating Partnership to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also grants performance-based RSUs and performance-based LTIP Units to executive officers, the final number of which is determined based on objective and, with respect to performance-based RSUs issued prior to 2024, subjective performance conditions and which vest over a multi-year period, subject to the recipient’s continued service. LTIP Units are a class of partnership units issued by the Operating Partnership which are convertible into limited partnership interests in the Operating Partnership ("OP Units") upon satisfaction of certain conditions, including, depending upon the particular award, those relating to vesting periods or performance criteria, and continued service.

The Company accounts for RSAs, RSUs and LTIP Units in accordance with ASC 718, Compensation – Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods.

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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

	December 31,
(Dollars in thousands)	2025	2024
Number of VIEs	57	49
Aggregate carrying value	$374,671	$327,423
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of December 31, 2025 and 2024. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of December 31, 2025 and 2024.
Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and the provision of additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, ASU 2023-09 requires annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective application is permitted. The Company adopted this standard in the year ended December 31, 2025. The adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires additional disclosures about a public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative (SG&A); and research and development (R&D). ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
3. Investments
The following table presents information about the number of investments in the Company's real estate investment portfolio as of each date presented:

	December 31,
	2025	2024
Owned properties (1)	2,140	1,946
Properties securing investments in mortgage loans (2)	150	150
Ground lease interests	10	8
Total number of investments	2,300	2,104
_____________________________________
(1)Includes eight and seven properties which are subject to leases accounted for as direct financing leases or loans as of December 31, 2025 and 2024, respectively.
(2)Properties secure 28 and 25 mortgage loans receivable as of December 31, 2025 and 2024, respectively.

The following table presents information about the gross investment value of the Company's real estate investment portfolio as of each date presented:

	December 31,
(in thousands)	2025	2024
Real estate investments, at cost	$6,763,040	$5,667,349
Loans and direct financing lease receivables, net	401,323	352,066
Real estate investments held for sale, net	2,635	10,018
Total gross investments	$7,166,998	$6,029,433
Investments in 2025 and 2024
The following table presents information about the Company’s investment activity during the years ended December 31, 2025 and 2024:

	Year ended December 31,
(Dollars amounts in thousands)	2025	2024
Ownership type	(1)	Fee Interest
Number of properties	255	264

Investment allocation:
Land and improvements	$348,642	$333,983
Building and improvements	751,921	484,417
Intangible lease assets	10,218	7,319
Intangible lease liabilities	(970)	(312)
Construction in progress (2)	100,007	263,232
Total investments (including acquisition costs)	$1,209,818	$1,088,639
_____________________________________
(1)During the year ended December 31, 2025, the Company acquired fee interests in 253 properties and acquired two properties subject to a ground lease.
(2)Represents amounts incurred at and subsequent to initial investment and includes $3.2 million and $5.8 million, respectively, of capitalized interest expense during the years ended December 31, 2025 and 2024.
During the years ended December 31, 2025 and 2024, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the years ended December 31, 2025, 2024 and 2023, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, December 31, 2022	1,653	$4,055,385
Acquisitions of and additions to real estate investments	291	1,004,075
Sales of investments in real estate	(51)	(120,809)
Relinquishment of properties at end of ground lease term	(2)	(1,543)
Provisions for impairment of real estate (1)	—	(3,548)
Investments in loans receivable	2	13,091
Principal collections on and settlements of loans and direct financing lease receivables	(20)	(27,908)
Other	—	(3,497)
Gross investments, December 31, 2023	1,873	4,915,246
Acquisitions of and additions to real estate investments	264	1,100,712
Sales of investments in real estate	(46)	(96,774)
Relinquishment of properties at end of ground lease term	(3)	(1,471)
Provisions for impairment of real estate (2)	—	(14,845)
Investments in loans receivable	33	138,464
Principal collections on and settlements of loans and direct financing lease receivables	(17)	(10,022)
Other	—	(1,877)
Gross investments, December 31, 2024	2,104	6,029,433
Acquisitions of and additions to real estate investments	255	1,240,364
Sales of investments in real estate	(60)	(132,951)
Provisions for impairment of real estate (3)	—	(11,997)
Investments in loans and direct financing lease receivables	15	97,868
Principal collections on and settlements of loans and direct financing lease receivables	(14)	(48,503)
Other	—	(7,216)
Gross investments, December 31, 2025	2,300	7,166,998
Less: Accumulated depreciation and amortization (4)	—	(612,674)
Net investments, December 31, 2025	2,300	$6,554,324
_____________________________________________
(1)During the year ended December 31, 2023, the Company identified and recorded provisions for impairment at six tenanted properties and two vacant properties.
(2)During the year ended December 31, 2024, the Company identified and recorded provisions for impairment at 17 tenanted properties and five vacant properties.
(3)During the year ended December 31, 2025, the Company identified and recorded provisions for impairment at 12 tenanted properties and two vacant properties.
(4)Includes $556.7 million of accumulated depreciation as of December 31, 2025.
Loans and Direct Financing Lease Receivables
As of December 31, 2025 and 2024, the Company had 28 and 25 mortgage loans receivable outstanding, respectively, and three leases accounted for as loans with an aggregate carrying amount of $398.0 million and $351.6 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $398.0 million as of December 31, 2025.

The Company's loans receivable portfolio as of December 31, 2025 and 2024 is summarized below (dollars in thousands):

Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	Principal Balance Outstanding
						December 31, 2025	December 31, 2024
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	1	8.53%	7.75%	2039	2,500	7,300
Mortgage (2)(3)	I/O	69	7.82%	7.33%	2034	51,000	51,000
Mortgage (2)	I/O	—	8.42%	7.65%	2040	—	5,300
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,525
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	35,000	29,100
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	1	8.00%	8.00%	2040	1,754	1,754
Mortgage (2)	I/O	8	7.00%	7.00%	2027	6,275	10,070
Mortgage (2)	I/O	—	7.73%	7.20%	2037	—	3,600
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,200	10,200
Mortgage (2)	I/O	—	8.10%	8.10%	2025	—	8,654
Mortgage (2)	I/O	3	10.19%	9.50%	2039	10,300	16,059
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	57,454
Mortgage (2)(3)	I/O	1	8.60%	9.75%	2034	15,000	7,560
Mortgage (2)(3)	I/O	2	10.20%	9.50%	2039	5,900	17,451
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	900
Mortgage (2)	I/O	6	9.58%	8.25%	2044	23,649	6,400
Mortgage (2)	P+l	1	7.50%	7.50%	2028	1,550	—
Mortgage (2)	I/O	1	9.72%	8.00%	2045	19,950	—
Mortgage (2)	I/O	2	10.93%	9.00%	2045	13,000	—
Mortgage (2)	I/O	1	8.06%	7.25%	2040	8,276	—
Mortgage (2)	I/O	5	9.92%	9.25%	2040	13,650	—
Mortgage (2)	I/O	1	9.54%	8.25%	2045	3,692	—
Leasehold interest	P+I	1	(4)	(4)	2034	794	862
Leasehold interest	P+I	1	(4)	(4)	2034	1,180	1,283
Leasehold interest	P+I	2	(4)	(4)	2039	19,567	20,327
Net investment						$397,966	$351,649
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

Scheduled principal payments due to be received under the Company's loans receivable as of December 31, 2025 were as follows:

(in thousands)	Loans Receivable
2026	$6,680
2027	8,271
2028	2,736
2029	1,280
2030	1,379
Thereafter	377,620
Total	$397,966
As of December 31, 2025 and 2024, the Company had $4.4 million and $1.3 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

	December 31,
(in thousands)	2025	2024
Minimum lease payments receivable	$18,652	$1,499
Estimated unguaranteed residual value of leased assets	559	250
Unearned income from leased assets	(14,850)	(436)
Net investment	$4,361	$1,313
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of December 31, 2025 were as follows:

(in thousands)	Future Minimum Base Rental Payments
2026	$531
2027	518
2028	532
2029	546
2030	560
Thereafter	15,965
Total	$18,652
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e. a RELEM) which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of December 31, 2025 and 2024, the Company recorded an allowance for credit losses of $1.0 million and $0.9 million, respectively, which is recorded within loans and direct financing receivables on the Company's consolidated balance sheets. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the years ended December 31, 2025, 2024 and 2023, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at December 31, 2022	$765
Current period provision for expected credit losses (1)	(99)
Write-offs charged	—
Recoveries	—
Balance at December 31, 2023	666
Current period provision for expected credit losses (1)	230
Write-offs charged	—
Recoveries	—
Balance at December 31, 2024	896
Current period provision for expected credit losses (1)	108
Write-offs charged	—
Recoveries	—
Balance at December 31, 2025	$1,004
_____________________________________
(1)Changes in expected credit loss were primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of as of December 31, 2025:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2025	2024	2023	2022	Prior to 2022
LTV <60%	$3,151	$—	$—	$—	$54,314	$57,465
LTV 60%-70%	—	15,000	—	—	30,207	45,207
LTV >70%	77,367	100,522	10,200	56,792	54,774	299,655
	$80,518	$115,522	$10,200	$56,792	$139,295	$402,327
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
The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the years ended December 31, 2025 and 2024:

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, December 31, 2023	4	$7,455	$—	$7,455
Transfers to held for sale classification	16	25,854	(76)	25,778
Sales	(15)	(23,291)	76	(23,215)
Transfers to held and used classification	—	—	—	—
Held for sale balance, December 31, 2024	5	10,018	$—	10,018
Transfers to held for sale classification	5	7,440	—	7,440
Sales	(7)	(9,936)	—	(9,936)
Transfers to held and used classification	(2)	(4,887)	—	(4,887)
Held for sale balance, December 31, 2025	1	$2,635	$—	$2,635

Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the years ended December 31, 2025, 2024 or 2023 represented 10% or more of total rental revenue in the Company's consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company's consolidated statements of operations:

	Year ended December 31,
State	2025	2024	2023
Texas	12.5%	13.4%	13.3%

Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	December 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$88,145	$44,489	$43,656	$82,926	$40,499	$42,427
Intangible market lease assets	11,072	6,607	4,465	11,121	5,955	5,166
Total intangible assets	$99,217	$51,096	$48,121	$94,047	$46,454	$47,593

Intangible market lease liabilities	$15,521	$4,755	$10,766	$15,523	$4,823	$10,700
 The remaining weighted average amortization period for the Company's intangible assets and liabilities as of December 31, 2025, by category and in total, were as follows:

Years Remaining
In-place leases	8.9
Intangible market lease assets	8.6
Total intangible assets	8.9

Intangible market lease liabilities	9.2
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Amortization of in-place leases (1)	$5,490	$6,377	$6,408
Amortization (accretion) of market lease intangibles, net (2)	(3)	(60)	11
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(126)	(178)	(286)
 ______________________________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.

The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
2026	$5,122
2027	4,606
2028	4,080
2029	3,985
2030	3,903
Thereafter	21,960
Total	$43,656
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
2026	$(657)	$644	$(13)
2027	(636)	768	132
2028	(393)	745	352
2029	(381)	712	331
2030	(380)	694	314
Thereafter	(2,018)	7,203	5,185
Total	$(4,465)	$10,766	$6,301
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

Scheduled future minimum base rent due to be received under the remaining non-cancelable term of operating leases in place as of December 31, 2025 were as follows:

(in thousands)	Future Minimum Base Rental Receipts
2026	$526,284
2027	532,160
2028	537,437
2029	542,397
2030	544,269
Thereafter	6,345,331
Total	$9,027,878
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
The fixed and variable components of lease revenues for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Fixed lease revenues	$527,509	$424,313	$338,720
Variable lease revenues (1)	5,329	4,051	3,610
Total lease revenues (2)	$532,838	$428,364	$342,330
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and other equipment leases which are classified as operating leases. As of December 31, 2025, the Company's right of use ("ROU") assets and lease liabilities were $8.7 million and $8.8 million, respectively. As of December 31, 2024, the Company's ROU assets and lease liabilities were $8.8 million and $9.5 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.
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

The following table sets forth information related to the measurement of the Company's lease liabilities as of the dates presented:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	24.4	23.3
Weighted average discount rate	6.86%	6.83%
The following table sets forth the details of rent expense for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
Fixed rent expense - Ground Rent	$691	$761	$970
Fixed rent expense - Office Rent	720	670	606
Variable rent expense	—	—	—
Total rent expense	$1,411	$1,431	$1,576
As of December 31, 2025, future lease payments under office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
2026	$226	$697	$923
2027	228	705	933
2028	233	729	962
2029	60	743	803
2030	—	754	754
Thereafter	—	17,260	17,260
Total	$747	$20,888	21,635
Present value discount			(12,807)
Lease liabilities			$8,828
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

5. Long Term Debt
The following table summarizes the Company's outstanding indebtedness as of December 31, 2025 and 2024:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	4.87%	5.62%
2028 Term Loan	January 2028	400,000	400,000	4.77%	5.62%
2029 Term Loan	February 2029(2)	450,000	450,000	4.77%	5.62%
2030 Term Loan	January 2030(2)	450,000	450,000	4.77%	5.62%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	2.95%	2.95%
2035 Notes	December 2035	400,000	—	5.40%	—%
Revolving Credit Facility	February 2030(2)	—	—	—%	—%
Total principal outstanding		$2,530,000	$2,130,000	4.60%	5.12%
______________________________________________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of December 31, 2025:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	2030 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
2026	$—	$—	$—	$—	$—	$—	$—
2027	430,000	—	—	—	—	—	430,000
2028	—	400,000	—	—	—	—	400,000
2029	—	—	450,000	—	—	—	450,000
2030	—	—	—	450,000	—	—	450,000
Thereafter	—	—	—	—	800,000	—	800,000
Total	$430,000	$400,000	$450,000	$450,000	$800,000	$—	$2,530,000
______________________
(1)    After giving effect to extension options exercisable at the Operating Partnership's election.
(2)    Any amounts drawn will be due in February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.

The Company was not in default of any provisions under any of its outstanding indebtedness as of December 31, 2025 or 2024.
Revolving Credit Facility and Credit Facility Term Loans
Revolving Credit Facility. In February 2025, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending and restating the terms of the Company’s previous credit facility (the "Prior Credit Agreement") to, among other things, increase the maximum aggregate initial original principal amount of the revolving loans available thereunder from $600.0 million to $1.0 billion (the “Revolving Credit Facility”).
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

Credit Facility Term Loans. The Amended Credit Facility also provides for three separate term loans, as further described below, with an aggregate principal amount of $1.3 billion (the "CF Term Loans"). Under the Prior Credit Agreement, the Company was also party to a $200.0 million term loan which was borrowed in 2019 and repaid in full in August 2023.
2028 Term Loan. In July 2022, the Prior Credit Agreement was amended to provide for $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $400.0 million were drawn in 2022 and the 2028 Term Loan matures in January 2028.
2029 Term Loan. In August 2023, the Prior Credit Agreement was amended to provide for an additional $450.0 million of term loans (the "2029 Term Loan"). Loans under the 2029 Term Loan in an aggregate principal amount of $450.0 million were drawn in 2023. The 2029 Term Loan has an original maturity of three years, which may be extended, at the Operating Partnership's election, to February 2029 by exercising two one-year extension options and a six-month extension option, subject to the satisfaction of certain conditions.
2030 Term Loan. In July 2024, the Prior Credit Agreement was further amended to provide for an additional $450.0 million of term loans (the "2030 Term Loan"). Loans under the 2030 Term Loan in an aggregate principal amount of $450.0 million were drawn in 2024. The 2030 Term Loan has an original maturity of three years, which may be extended, at the Operating Partnership's election, to January 2030 by exercising two one-year extension options and a six-month extension option, subject to the satisfaction of certain conditions.

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
The Operating Partnership is the borrower under the Amended Credit Agreement, and the Company and certain of its subsidiaries that own direct or indirect interests in an eligible real property assets are guarantors under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Amended Credit Agreement as of December 31, 2025 and 2024.
The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2025	2024	2023
Balance on January 1,	$—	$—	$—
Borrowings	855,000	490,000	70,000
Repayments	(855,000)	(490,000)	(70,000)
Balance on December 31,	$—	$—	$—

The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest expense and fees	$9,185	$4,558	$1,038
Amortization of deferred financing costs	2,150	1,228	1,203
Total	$11,335	$5,786	$2,241
Total deferred financing costs, net, of $6.7 million and $1.3 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company had $1.0 billion and $600.0 million, respectively, of unused borrowing capacity under the Revolving Credit Facility.
2027 Term Loan
The Company, through the Operating Partnership, is party to a $430.0 million term loan (the “2027 Term Loan”) that matures in February 2027. The Company borrowed the entire $430.0 million available under the 2027 Term Loan in separate draws in 2019 and 2020.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of December 31, 2025 and 2024.
The following table presents information about aggregate interest expense related to the 2027 Term Loan and the CF Term Loans:

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest expense	$91,322	$92,451	$66,582
Amortization of deferred financing costs	3,922	3,104	1,617
Total	$95,244	$95,555	$68,199
As of December 31, 2025 and 2024, total deferred financing costs, net, of $5.0 million and $8.9 million, respectively, related to the 2027 Term Loan and the CF Term Loans are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of December 31, 2025:

(dollars in thousands)	Maturity Date	Interest Payment Dates	Stated Interest Rate	Principal Outstanding
2031 Notes	July 15, 2031	January 15 and July 15	2.95%	$400,000
2035 Notes	December 1, 2035	June 1 and December 1	5.40%	400,000
The Senior Notes were issued by the Operating Partnership, and the obligations of the Operating Partnership under the Senior Notes are fully and unconditionally guaranteed by the Company. The Senior Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership's option, at a redemption price equal to the sum of:
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
The following table presents information about interest expense related to the Company's Senior Notes for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest expense	$19,319	$11,716	$11,713
Amortization of deferred financing costs and original issue discount	930	557	560
Total	$20,249	$12,273	$12,273
Total deferred financing costs, net, of $6.4 million and $3.1 million related to the Senior Notes were included within senior unsecured notes, net on the Company's consolidated balance sheets as of December 31, 2025 and 2024, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Senior Notes as of December 31, 2025 and 2024.
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

These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income (loss) and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income (loss) will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $11.6 million will be reclassified from accumulated other comprehensive (loss) income as an increase to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations to the Company. As of December 31, 2025 and 2024, there were no events of default related to the Company's derivative financial instruments.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's consolidated balance sheets, all of which are interest rates swaps designated as cash flow hedges, as of December 31, 2025 and 2024 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value(1)	December 31, 2025	December 31, 2024
5	2027 Term Loan	1.41%	November 2026	$430,000	$7,777	$20,759
11	2028 Term Loan	3.66%	January 2028	400,000	(3,148)	3,805
8	2029 Term Loan	4.40%	February 2029	450,000	(14,973)	(7,407)
15	2030 Term Loan	3.82%	December 2029	450,000	(8,021)	2,972
				$1,730,000	$(18,365)	$20,129
 _____________________________________
(1)Aggregate notional value indicates the extent of the Company's involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)Derivatives in an asset position are included within derivative assets and derivatives in a liability position are included within derivative liabilities on the Company's consolidated balance sheets.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
The following table presents amounts recorded to accumulated other comprehensive (loss)income related to derivative and hedging activities for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Other comprehensive (loss) income	$(37,977)	$12,900	$(36,874)
As of December 31, 2025, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.9 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $26.4 million.
As of December 31, 2024, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $27.8 million and the fair value of derivatives in a net liability position, including accrued interest but excluding an adjustment for nonperformance risk related to these agreements, was $7.7 million.

During the years ended December 31, 2025, 2024 and 2023, the Company realized a gain on the change in fair value of its interest rate swaps of $15.6 million, $29.3 million and $27.7 million, respectively, which are included as a reduction of interest expense in the Company's consolidated statements of operations.
As of December 31, 2025 and 2024, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $18.5 million net liability and a $20.1 million net asset as of December 31, 2025 and 2024, respectively.
7. Equity
Stockholders' Equity
In February 2023, the Company completed a follow-on primary public offering of 8,855,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,155,000 additional shares of common stock, at a public offering price of $24.60 per share, and entered into forward sale agreements relating to all such shares. All of these forward sale agreements were physically settled as of May 2023 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $209.3 million.
In September 2023, the Company completed a follow-on primary public offering of 12,006,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,566,000 additional shares of common stock, at a public offering price of $23.00 per share, and entered into forward sale agreements relating to all such shares. All of these forward sale agreements were physically settled as of March 2024 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $263.4 million.
In March 2024, the Company completed a follow-on primary public offering of 10,350,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,350,000 additional shares of common stock, at a public offering price of $24.75 per share, and entered into forward sale agreements relating to all such shares. All of these forward sale agreements were physically settled as of December 2024 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $245.0 million.
In March 2025, the Company completed a follow-on primary public offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. Through December 31, 2025, the Company physically settled 4,715,000 shares under the forward sale agreements relating to this offering, realizing net proceeds of $143.7 million. Including shares physically settled to date and assuming full physical settlement of the remaining forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $285.6 million. The Company is required to settle these forward sale agreements by September 2026.
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

ATM programs, also permitted the Company to enter into separate forward sale agreements with identified forward purchasers.
The following table presents information about the ATM Programs (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through December 31, 2025
2022 ATM Program	May 2022	June 2024	$500,000	$383,426
June 2024 ATM Program	June 2024	October 2024	$500,000	$339,992
October 2024 ATM Program (1)	October 2024		$750,000	$402,530
_____________________________________
(1)Includes 6,185,920 shares under the October 2024 ATM Program that the Company sold on a forward basis and were not physically settled as of December 31, 2025.
The following table details information related to activity under the ATM Program for each period presented:

	Year ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Shares of common stock sold (1)(2)	10,245,801	19,704,599	5,931,654
Weighted average sale price per share	$31.59	$29.52	$24.48
Gross proceeds	$323,615	$581,689	$145,224
Net proceeds	$319,968	$573,343	$142,922
_____________________________________
(1)Includes 6,185,920 shares of common stock that the Company sold on a forward basis during the year ended December 31, 2025 and were not physically settled as of December 31, 2025.
(2)During the years ended December 31, 2025 and 2024, the Company issued 13,119,110 and 1,937,450 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Programs and were unsettled as of December 31, 2024 and 2023, respectively.
Dividends on Common Stock
During the years ended December 31, 2025, 2024 and 2023, the Company's board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (dollars in thousands)
December 5, 2025	December 31, 2025	January 14, 2026	$0.31	$65,107
September 5, 2025	September 30, 2025	October 14, 2025	$0.30	$59,543
May 30, 2025	June 30, 2025	July 14, 2025	$0.30	$59,544
March 7, 2025	March 31, 2025	April 11, 2025	$0.295	$58,368
December 6, 2024	December 31, 2024	January 14, 2025	$0.295	$55,444
September 5, 2024	September 30, 2024	October 11, 2024	$0.29	$50,964
May 31, 2024	June 28, 2024	July 12, 2024	$0.29	$50,965
March 7, 2024	March 29, 2024	April 12, 2024	$0.285	$50,079
December 1, 2023	December 29, 2023	January 12, 2024	$0.285	$47,024
September 7, 2023	September 29, 2023	October 13, 2023	$0.28	$43,788
June 9, 2023	June 30, 2023	July 14, 2023	$0.28	$43,551
March 7, 2023	March 31, 2023	April 14, 2023	$0.275	$41,031
The Company has determined that, during the years ended December 31, 2025, 2024 and 2023, approximately 96.0%, 92.7% and 86.0%, respectively, of the distributions it paid represented taxable income and 4.0%, 7.3% and 14.0%, respectively, of the distributions it paid represented return of capital for federal income tax purposes.

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
As of December 31, 2025, the Company held 209,702,433 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling OP Unit Holders") held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2024, the Company held 187,537,592 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling OP Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units held by the Non-controlling OP Unit Holders are presented as non-controlling interests in the Company's consolidated financial statements.
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

The following table presents information about the Company's RSAs, RSUs and LTIP Units during the years ended December 31, 2025, 2024 and 2023:

	Restricted Stock Awards		Restricted Stock Units		LTIP Units
	Shares	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2023	9,039	$14.12	817,380	$30.26	—	$—
Granted	—	—	457,859	31.39	—	—
Vested	(9,039)	14.12	(436,967)	26.98	—	—
Forfeited	—	—	(94,419)	32.79	—	—
Unvested, December 31, 2023	—	$—	743,853	$32.56	—	$—

Unvested, January 1, 2024	—	$—	743,853	$32.56	—	$—
Granted	—	—	532,311	33.05	—	—
Vested	—	—	(322,372)	32.46	—	—
Forfeited	—	—	(391)	24.86	—	—
Unvested, December 31, 2024	—	$—	953,401	$32.87	—	$—

Unvested, January 1, 2025	—	$—	953,401	$32.87	—	$—
Granted	—	—	366,333	34.15	221,983	38.39
Vested	—	—	(473,543)	32.72	—	—
Forfeited	—	—	(56,978)	32.30	(32,573)	38.39
Unvested, December 31, 2025	—	$—	789,213	$33.59	189,410	$38.39
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
The following table presents information about the Company's RSAs for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Compensation cost recognized in general and administrative expense	$—	$—	$2
Dividends declared on unvested RSAs and charged directly to distributions in excess of cumulative earnings	—	—	—
Fair value of shares vested during the period	—	—	128
Restricted Stock Units and LTIP Units
Performance-Based Awards. The Company issues grants of performance-based RSUs and LTIP Units to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75%, in the case of performance-based RSU awards issued in 2020, 2021, 2022, and 2023, and 100%, in the case of awards issued subsequent to 2023, are non-vested RSUs or LTIP Units for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of peer companies identified in the grant agreements over the relevant performance period. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending

December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs and LTIP Units based on achieving the target.
The following table summarizes the Company’s performance-based RSU and LTIP Unit grants at target during the relevant periods:

	2025	2024	2023	2022	2021	2020
Performance-based RSU grants	6,840	149,936	147,587	149,699	126,353	84,684
Performance-based LTIP Unit grants	133,191	—	—	—	—	—
Total performance-based grants	140,031	149,936	147,587	149,699	126,353	84,684
The grant date fair values of the TSR RSUs and LTIP Units were measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2025	2024	2023
Volatility	24%	24%	37%
Risk free rate	4.50%	4.46%	4.36%
The remaining 25% of these performance-based RSUs issued in 2020, 2021, 2022 and 2023 vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the relevant performance period of the award. In February 2023, 2024 and 2025, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs issued in 2020, 2021 and 2022 and concluded that 50,598, 63,448 and 85,114 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested or will vest on the December 31st following the Compensation Committee's certification, subject to the recipient's continued provision of service to the Company through such date. The Company began recording compensation expense with respect to these subjective performance-based RSUs granted in 2020, 2021 and 2022 after each respective completion of the Compensation Committee's subjective evaluation.
In April 2023, the Compensation Committee evaluated and awarded 11,334 subjective performance-based RSUs to a former member of the Company's senior management team, which vested immediately. During the year ended December 31, 2023, the Company recorded $0.3 million of compensation expense related to the subjective RSUs awarded to this former employee.
As of December 31, 2025, the Compensation Committee had not identified specific performance targets relating to the individual recipients' achievement of strategic objectives for the subjective awards granted in 2023. As such, these awards do not have either a service inception or a grant date for GAAP accounting purposes and the Company recorded no compensation expense with respect to this portion of the performance-based RSUs during the years ended December 31, 2025, 2024 and 2023.
January 2022 Performance-Based Award. In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period ended December 31, 2025, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. To the extent the performance goal is achieved, these performance-based RSUs will vest in 50% increments on each of the four-year and five-year anniversary of the grant date, subject to the recipient's continued provision of service to the Company through the applicable vesting dates. During the year ended December 31, 2025, based on its actual AFFO CAGR performance, and during the years ended December 31, 2024 and 2023, based on its AFFO CAGR forecasts, the Company concluded that achievement of the maximum performance level was probable and recorded compensation expense based on these actual or estimated results.
Service-Based Awards. The Company also issues RSUs and LTIP Units to the Company’s executive officers, other employees and directors under the Equity Incentive Plans which vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table summarizes the Company’s service-based vesting RSU and LTIP Unit grants during the relevant periods:

	2025	2024	2023	2022	2021	2020
RSU grants	102,892	179,187	210,406	199,793	135,686	184,760
LTIP Unit grants	88,792	—	—	—	—	—
Total grants	191,684	179,187	210,406	199,793	135,686	184,760
A portion of the RSUs that vested in 2025, 2024, and 2023 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
The following table presents information about the Company's RSUs and LTIP Units for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Compensation cost recognized in general and administrative expense	$14,438	$10,829	$9,002
Dividend equivalents and distributions declared and charged directly to distributions in excess of cumulative earnings	893	472	407
Fair value of units vested during the period	15,497	10,465	11,791
The following table presents information about the Company's RSUs and LTIP Units as of the dates presented:

	December 31,
(Dollars in thousands)	2025	2024
Total unrecognized compensation cost	$12,382	$13,955
Weighted average period over which compensation cost will be recognized (in years)	2.0	2.1
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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Year ended December 31,
(dollar amounts in thousands)	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$253,731	$203,638	$191,415
Less: net income attributable to non-controlling interests	(718)	(634)	(708)
Less: net income allocated to unvested RSUs and LTIP Units	(893)	(472)	(407)
Net income available for common stockholders: basic	252,120	202,532	190,300
Net income attributable to non-controlling interests	718	634	708
Net income available for common stockholders: diluted	$252,838	$203,166	$191,008

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	196,051,237	173,855,427	152,140,896
Less: weighted average number of shares of unvested RSAs	—	—	(161)
Weighted average shares outstanding used in basic net income per share	196,051,237	173,855,427	152,140,735
Effects of dilutive securities: (1)
OP Units	553,847	553,847	553,847
Unvested RSAs, RSUs and LTIP Units	926,380	859,785	421,292
Forward sales	523,304	1,846,111	405,980
Weighted average shares outstanding used in diluted net income per share	198,054,768	177,115,170	153,521,854
_____________________________________
(1)Excludes the impact of 197,321, 7,051 and 179,807 unvested RSUs, unvested LTIP Units and unsettled forward equity sales for the years ended December 31, 2025, 2024 and 2023, respectively, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of December 31, 2025, the Company had remaining future commitments, under mortgage notes, reimbursement obligations or similar arrangements, to fund $114.5 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of December 31, 2025, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of December 31, 2025, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.
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

The following table presents the matching contributions made by the Company for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
401(k) matching contributions	$541	$480	$331
Employment Agreements
The Company has employment agreements with certain of its executive officers. These employment agreements have an initial term of up to five years, with automatic one extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to 12 months of base salary, monthly reimbursement for 12 months of COBRA premiums, and under certain situations, a pro rata bonus for the year of termination.
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet.The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2025 and 2024. These estimates require management's judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of December 31, 2025 and 2024.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans as of December 31, 2025 and 2024 approximates fair value.

The Company measures the fair value of its Senior Notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial (liabilities) assets:
Senior unsecured notes (1)	$(786,708)	$(766,504)	$(766,504)	$—	$—
Interest rate swaps	(18,365)	(18,365)	—	(18,365)	—

December 31, 2024
Financial (liabilities) assets:
Senior unsecured notes (1)	$(396,403)	$(340,420)	$(340,420)	$—	$—
Interest rate swaps	20,129	20,129	—	20,129	—
_____________________________________
(1)Carrying value is net of $6.4 million and $3.1 million of net deferred financing costs and $6.9 million and $0.5 million of net discount as of December 31, 2025 and 2024, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Non-financial assets:
Long-lived assets	$3,394	$3,394	$—	$—	$3,394

December 31, 2024
Non-financial assets:
Long-lived assets	$6,612	$6,612	$—	$—	$6,612
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
Quantitative information about Level 3 fair value measurements as of December 31, 2025 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets
Entertainment	3,394	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	3,394
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

13. Subsequent Events
The Company has evaluated all events and transactions that occurred after December 31, 2025 through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Subsequent Acquisition and Disposition Activity
Subsequent to December 31, 2025, the Company invested in 81 real estate properties for an aggregate investment amount (including acquisition-related costs) of $202.3 million and invested $16.7 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company. In addition, the Company invested $20.2 million in mortgage loans receivable subsequent to December 31, 2025.
Subsequent to December 31, 2025, the Company sold its investment in one real estate property for an aggregate gross sales price of $3.3 million and incurred $0.2 million of disposition costs related to this transaction.

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
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.
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
Item 9B. Other Information.
Information About Certain Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025.
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
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.
Financial Statements. (see Item 8)
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

4.5	Second Supplemental Indenture, dated as of August 21, 2025, among Essential Properties, L.P., Essential Properties Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of the Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 21, 2025)
10.1	Agreement of Limited Partnership of Essential Properties, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2018)
10.2	Amended and Restated Credit Agreement, dated as of April 12, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Barclays Bank PLC, as administrative agent, and Citigroup Global Markets Inc. and Bank of America, N.A., as co-syndication agents (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2019)
10.3	First Amendment to Amended and Restated Credit Agreement, dated November 22, 2019, among the Company, the Operating Partnership, Barclays Bank PLC, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 27, 2019)
10.4
Second Amendment to Amended and Restated Credit Agreement, dated February 10, 2022, among the Company, the Operating Partnership, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as existing agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed February 16, 2022)

10.5	Third Amendment to Amended and Restated Credit Agreement, dated as of July 25, 2022, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 28, 2022)
10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 24, 2023, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 28, 2023)
10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of July 11, 2024, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 17, 2024)
10.8	Sixth Amendment to Amended and Restated Credit Agreement, dated as of February 6, 2025, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 12, 2025)
10.9*	Seventh Amendment to Amended and Restated Credit Agreement, dated as of December 5, 2025, by and among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders
10.10	Credit Agreement, dated as of November 26, 2019, among the Company, the Operating Partnership, the several lenders from time to time parties thereto, Capital One, National Association, as administrative agent, Suntrust Robinson Humphrey, Inc. and Mizuho Bank Ltd., as co-syndication agents, and Chemical Bank, a division of TCF National Bank, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 27, 2019)
10.11	First Amendment to Credit Agreement, dated as of February 18, 2022, among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, the lenders party thereto, as lenders, and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2022)

Exhibit Number	Description
10.12	Second Amendment to Credit Agreement, dated as of August 23, 2022, among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, the lenders party thereto, as lenders, and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2022)
10.13*	Third Amendment to Credit Agreement, dated as of December 5, 2025, among the Company, the Operating Partnership, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, the lenders party thereto, as lenders, and Capital One, National Association, as administrative agent
10.14†	Essential Properties Realty Trust, Inc. 2018 Incentive Award Plan, effective as of June 19, 2018 (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on June 26, 2018)

10.15†	Essential Properties Realty Trust, Inc. 2023 Incentive Award Plan, effective as of May 15, 2023 (Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2023)
10.16	Form of Indemnification Agreement between Essential Properties Realty Trust, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2020)
10.17†
Employment Agreement, effective as of January 1, 2022, by and between Essential Properties Realty Trust, Inc. and Peter M. Mavoides (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2022)

10.18†	Amended & Restated Employment Agreement between Essential Properties Realty Trust, Inc. and Mark E. Patten, effective as of October 3, 2024 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2024)
10.19†	Employment Agreement between Essential Properties Realty Trust, Inc. and R. Max Jenkins, effective as of March 24, 2025. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2025)
10.20†	Employment Agreement between Essential Properties Realty Trust, Inc. and A Joseph Peil, effective as of March 24, 2025 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 28, 2025)
10.21*†	Form of Time-Based Restricted Stock Unit Award under the Essential Properties Realty Trust, Inc. 2023 Incentive Plan
10.22*†	Form of Performance-Based Restricted Stock Unit Award under the Essential Properties Realty Trust, Inc. 2023 Incentive Plan
10.23*†	Form of Time-Based LTIP Unit Award under the Essential Properties Realty Trust, Inc. 2023 Incentive Plan
10.24*†	Form of Performance-Based LTIP Unit Award under the Essential Properties Realty Trust, Inc. 2023 Incentive Plan
10.25*†	Alignment of Interest Program under the Essential Properties Realty Trust, Inc. 2023 Incentive Plan
19.1*	Amended and Restated Insider Trading and Confidentiality Policy
21.1*	Subsidiaries of the Company
22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	February 11, 2026	By:	/s/ Peter M. Mavoides
Peter M. Mavoides
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Peter M. Mavoides and Robert W. Salisbury, and each of them singly, his or her true and lawful attorneys with full power to them, and each of them singly, to sign for each of the undersigned and in his or her name in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Essential Properties Realty Trust, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter M. Mavoides	Director, President and Chief Executive Officer	February 11, 2026
Peter M. Mavoides	(Principal Executive Officer)

/s/ Robert W. Salisbury	Executive Vice President, Chief Financial Officer and Secretary	February 11, 2026
Robert W. Salisbury	(Principal Financial Officer)

/s/ Timothy J. Earnshaw	Senior Vice President, Chief Accounting Officer, Treasurer and Assistant Secretary	February 11, 2026
Timothy J. Earnshaw	(Principal Accounting Officer)

/s/ Joyce DeLucca	Director	February 11, 2026
Joyce DeLucca

/s/ Scott A. Estes	Director	February 11, 2026
Scott A. Estes

/s/ Lawrence J. Minich	Director	February 11, 2026
Lawrence J. Minich

/s/ Heather L. Neary	Director	February 11, 2026
Heather Leed Neary

/s/ Stephen D. Sautel	Director	February 11, 2026
Stephen D. Sautel

/s/ Janaki Sivanesan	Director	February 11, 2026
Janaki Sivanesan

/s/ Kristin L. Smallwood	Director	February 11, 2026
Kristin L. Smallwood

ESSENTIAL PROPERTIES REALTY TRUST, INC.
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2025
(Dollar amounts in thousands)

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total
Automotive Service
Alabama	5	$2,453	$5,182	$—	$—	$2,453	$5,182	$7,635	$(295)	1988 - 2022	2019 - 2025
Arkansas	1	193	258	—	—	193	258	451	(15)	1978	2024
Arizona	9	10,587	19,611	—	—	10,587	19,611	30,198	(3,017)	1975 - 2018	2020 - 2021
California	4	4,502	8,499	—	—	4,502	8,499	13,001	(1,110)	1953 - 1991	2021 - 2022
Colorado	7	6,027	11,544	—	170	6,027	11,714	17,741	(1,687)	1982 - 2014	2021 - 2022
Connecticut	5	4,340	11,068	—	—	4,340	11,068	15,408	(560)	1949 - 2003	2023 - 2025
Florida	5	4,015	7,123	—	196	4,015	7,320	11,335	(558)	1974 - 2025	2017 - 2025
Georgia	26	13,064	29,895	—	1,583	13,064	31,478	44,542	(3,075)	1942 - 2025	2017 - 2024
Iowa	3	1,486	4,324	—	245	1,486	4,568	6,054	(200)	1946 - 1999	2023 - 2025
Idaho	1	472	412	120	480	592	892	1,484	(6)	1998	2025
Illinois	9	4,841	12,238	—	54	4,841	12,292	17,133	(1,309)	1927 - 2013	2019 - 2025
Indiana	11	4,354	10,167	555	302	4,910	10,469	15,379	(719)	1950 - 2024	2022 - 2025
Kansas	7	3,009	4,366	—	—	3,009	4,366	7,375	(632)	1981 - 2018	2021
Kentucky	8	6,125	7,539	—	—	6,125	7,539	13,664	(468)	1968 - 2006	2023 - 2024
Louisiana	2	970	2,787	—	—	970	2,787	3,757	(86)	1987 - 2005	2024 - 2025
Massachusetts	1	512	1,804	—	—	512	1,804	2,316	(120)	1935	2023
Maryland	4	3,973	12,825	—	—	3,973	12,825	16,798	(3,129)	1952 - 2016	2017 - 2018
Maine	3	1,633	4,920	—	—	1,633	4,920	6,553	(388)	1985 - 1990	2023 - 2024
Michigan	14	7,598	14,549	223	412	7,821	14,961	22,782	(2,300)	1955 - 2014	2017 - 2025
Minnesota	6	4,177	7,910	201	77	4,378	7,987	12,365	(1,944)	1973 - 1999	2016 - 2021
Missouri	25	13,048	41,523	233	1,297	13,281	42,820	56,101	(1,837)	1937 - 2025	2021 - 2025
Mississippi	8	3,636	6,779	—	—	3,636	6,779	10,415	(839)	1988 - 2002	2021 - 2024
North Carolina	10	4,499	4,231	—	—	4,499	4,231	8,730	(982)	1990 - 2024	2018 - 2024
Nebraska	1	1,177	479	—	—	1,177	479	1,656	(102)	1995	2021
New Jersey	17	21,247	25,609	—	—	21,247	25,609	46,856	(4,121)	1928 - 2000	2020 - 2025
New Mexico	2	432	1,264	—	50	432	1,314	1,746	(197)	1989 - 1994	2021 - 2022
New York	9	4,025	10,443	—	—	4,025	10,443	14,468	(1,919)	1970 - 2019	2016 - 2024
Ohio	9	3,959	8,898	—	742	3,959	9,640	13,599	(928)	1960 - 2025	2018 - 2024
Oklahoma	26	11,556	34,338	—	50	11,556	34,388	45,944	(4,966)	1967 - 2020	2018 - 2025
Oregon	2	1,076	1,104	—	—	1,076	1,104	2,180	(178)	1967 - 1984	2022
Pennsylvania	7	6,178	10,205	—	—	6,178	10,205	16,383	(1,587)	1942 - 2012	2017 - 2024
Rhode Island	1	1,834	2,178	—	—	1,834	2,178	4,012	(255)	2001	2023
South Carolina	7	3,864	4,973	—	580	3,864	5,553	9,417	(425)	1989 - 2024	2020 - 2024
Tennessee	4	2,328	3,388	—	—	2,328	3,388	5,716	(556)	1990 - 2016	2017 - 2024
Texas	18	14,178	27,311	—	1,100	14,178	28,411	42,589	(5,062)	1970 - 2017	2016 - 2025
Virginia	3	1,197	1,750	—	—	1,197	1,750	2,947	(188)	1983 - 2006	2020 - 2024
Vermont	1	629	2,260	—	—	629	2,260	2,889	(14)	1975 - 1975	2025
Wisconsin	9	3,505	7,446	—	74	3,505	7,520	11,025	(977)	1929 - 2000	2021 - 2025
F-1

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
West Virginia	6	1,985	4,519	—	—	1,985	4,519	6,504	(724)	1983 - 2007	2020 - 2022

Building Materials
Alabama	2	$2,049	$3,640	$—	$—	$2,049	$3,640	$5,689	$(1,106)	1975 - 2002	2017
Colorado	1	760	403	—	—	760	403	1,163	(122)	1983	2017
Florida	1	934	638	—	—	934	638	1,572	(194)	2003	2017
Georgia	2	2,338	4,165	—	—	2,338	4,165	6,503	(1,265)	2003 - 2004	2017
Indiana	2	1,072	1,619	—	—	1,072	1,619	2,691	(436)	1979 - 1989	2020
Kentucky	1	414	200	—	—	414	200	614	(61)	1984	2017
Michigan	3	4,438	8,425	—	—	4,438	8,425	12,863	(2,029)	1973 - 1995	2020
Ohio	6	3,011	4,573	—	—	3,011	4,573	7,584	(1,390)	1953 - 1996	2017
South Carolina	1	1,097	172	—	—	1,097	172	1,269	(52)	1983	2017
Texas	5	7,784	9,551	—	—	7,784	9,551	17,335	(1,199)	1972 - 1985	2017 - 2025

Car Washes
Alabama	6	$10,778	$16,750	$—	$—	$10,778	$16,750	$27,528	$(1,491)	2012 - 2024	2020 - 2025
Arkansas	1	1,217	4,776	—	—	1,217	4,776	5,993	(773)	2019	2019
Arizona	15	27,391	37,916	—	—	27,391	37,916	65,307	(5,308)	1988 - 2025	2016 - 2024
California	8	20,574	22,257	—	—	20,574	22,257	42,831	(1,403)	2004 - 2024	2023 - 2025
Colorado	6	12,680	13,789	—	—	12,680	13,789	26,469	(1,985)	2007 - 2025	2017 - 2025
Florida	9	15,535	33,348	—	283	15,535	33,631	49,166	(3,997)	2017 - 2023	2019 - 2025
Georgia	19	27,133	59,153	—	2,055	27,133	61,208	88,341	(11,283)	2002 - 2024	2016 - 2023
Iowa	2	5,930	4,573	—	—	5,930	4,573	10,503	(622)	2019 - 2021	2019 - 2022
Illinois	5	9,306	14,105	—	—	9,306	14,105	23,411	(1,395)	2017 - 2019	2020 - 2024
Indiana	6	6,012	22,491	—	—	6,012	22,491	28,503	(1,309)	1979 - 2025	2022 - 2025
Kentucky	4	3,581	13,415	—	—	3,581	13,415	16,996	(408)	2003 - 2024	2024 - 2025
Louisiana	8	10,433	20,621	—	425	10,433	21,046	31,479	(2,033)	2012 - 2024	2020 - 2025
Michigan	1	1,773	4,622	—	—	1,773	4,622	6,395	(158)	2024	2022
Missouri	2	4,216	8,117	—	—	4,216	8,117	12,333	(382)	2024	2023
Mississippi	7	5,989	21,499	—	567	5,989	22,066	28,055	(1,813)	2008 - 2023	2020 - 2025
North Carolina	10	17,465	18,445	—	—	17,465	18,445	35,910	(2,291)	2003 - 2022	2019 - 2025
Nebraska	1	597	2,569	—	—	597	2,569	3,166	(426)	2021	2019
New Mexico	4	2,461	12,216	—	—	2,461	12,216	14,677	(3,265)	1982 - 2013	2017
Nevada	5	12,651	14,768	—	—	12,651	14,768	27,419	(946)	2022 - 2025	2023 - 2024
New York	8	6,538	24,076	—	—	6,538	24,076	30,614	(2,726)	1984 - 2022	2022 - 2023
Ohio	10	11,867	36,007	—	—	11,867	36,007	47,874	(3,272)	1990 - 2024	2021 - 2025
Oklahoma	2	2,921	5,517	—	—	2,921	5,517	8,438	(635)	2016 - 2024	2021 - 2022
South Carolina	6	11,021	15,465	—	—	11,021	15,465	26,486	(1,669)	2007 - 2021	2017 - 2025
South Dakota	6	5,890	14,859	—	1,225	5,890	16,084	21,974	(3,011)	1987 - 2017	2019
Tennessee	6	7,072	19,545	—	—	7,072	19,545	26,617	(779)	2016 - 2024	2022 - 2025
Texas	12	22,922	42,168	—	425	22,922	42,593	65,515	(3,821)	1987 - 2025	2020 - 2024
Virginia	21	29,823	64,995	298	259	30,121	65,254	95,375	(4,289)	1967 - 2025	2022 - 2025
Wisconsin	8	11,158	25,139	220	—	11,378	25,139	36,517	(1,582)	1966 - 2025	2023 - 2025

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
West Virginia	1	947	3,074	—	—	947	3,074	4,021	(80)	2020	2025

Convenience Stores
Arkansas	7	$4,275	$6,867	$—	$50	$4,275	$6,917	$11,192	$(2,323)	1979 - 2012	7/11/1905
Arizona	2	1,858	827	—	—	1,858	827	2,685	(353)	1985 - 2002	2018
Colorado	2	1,680	2,725	—	—	1,680	2,725	4,405	(333)	1983 - 1995	2017 - 2025
Iowa	4	11,614	8,155	—	—	11,614	8,155	19,769	(719)	1927 - 2006	2022 - 2025
Illinois	4	3,786	3,067	—	—	3,786	3,067	6,853	(494)	1969 - 2000	2019 - 2024
Indiana	1	840	838	—	—	840	838	1,678	(380)	1999	2019
Kentucky	12	13,708	8,187	—	—	13,708	8,187	21,895	(2,869)	1992 - 1999	2019 - 2024
Louisiana	1	8,002	2,527	—	—	8,002	2,527	10,529	(288)	2000	2025
Minnesota	8	5,929	9,811	14	304	5,944	10,115	16,059	(3,747)	1967 - 2013	2017 - 2019
Missouri	1	663	327	—	—	663	327	990	(266)	1999	2019
North Carolina	4	3,206	2,637	—	—	3,206	2,637	5,843	(413)	1985 - 2002	2023 - 2024
North Dakota	2	12,777	8,250	—	—	12,777	8,250	21,027	(378)	1984 - 2012	2025
New Mexico	18	19,817	44,171	—	—	19,817	44,171	63,988	(3,997)	1966 - 2025	2017 - 2024
New York	16	5,881	20,342	—	—	5,881	20,342	26,223	(7,550)	1970 - 2010	2016
Ohio	21	15,191	13,382	—	—	15,191	13,382	28,573	(5,921)	1996 - 2001	2019
Oklahoma	3	17,450	22,550	—	—	17,450	22,550	40,000	(793)	1967 - 2024	2024 - 2025
Pennsylvania	1	467	383	—	—	467	383	850	(202)	1996	2019
South Carolina	14	18,096	16,656	—	—	18,096	16,656	34,752	(2,347)	1970 - 2011	2023 - 2024
Texas	7	13,783	28,613	—	531	13,783	29,144	42,927	(1,854)	1980 - 2025	2017 - 2024
Washington	1	568	508	—	—	568	508	1,076	(205)	1976	2018
Wisconsin	40	42,367	44,949	—	—	42,367	44,949	87,316	(12,213)	1940 - 2018	2017 - 2025

Early Childhood Education
Arizona	17	$11,256	$16,171	$—	$21	$11,256	$16,192	$27,448	$(3,103)	1932 - 2021	2018 - 2024
Colorado	2	2,867	5,617	—	98	2,867	5,714	8,581	(610)	1988 - 2001	2019 - 2023
Connecticut	7	4,659	9,506	—	2,404	4,659	11,910	16,569	(2,953)	1947 - 2018	2018 - 2024
Florida	15	22,022	41,963	—	—	22,022	41,963	63,985	(5,097)	1973 - 2020	2017 - 2025
Georgia	19	18,542	40,633	—	700	18,542	41,333	59,875	(5,445)	1987 - 2016	2016 - 2025
Iowa	1	636	2,199	—	—	636	2,199	2,835	(317)	2005	2021
Illinois	14	12,178	34,649	—	391	12,178	35,040	47,218	(3,864)	1962 - 2021	2019 - 2025
Indiana	1	1,298	3,737	—	—	1,298	3,737	5,035	(129)	2024	2024
Kansas	2	2,056	4,914	—	—	2,056	4,914	6,970	(1,264)	2007 - 2017	2017 - 2019
Kentucky	4	1,888	5,255	—	—	1,888	5,255	7,143	(521)	1963 - 2003	2019 - 2025
Massachusetts	4	5,177	6,327	—	—	5,177	6,327	11,504	(538)	1880 - 1996	2020 - 2025
Michigan	5	1,850	5,450	—	—	1,850	5,450	7,300	(1,017)	1987 - 2012	2018 - 2022
Minnesota	5	5,521	10,997	—	—	5,521	10,997	16,518	(835)	1984 - 2025	2021 - 2023
Missouri	8	4,239	14,583	19	81	4,258	14,664	18,922	(1,795)	1986 - 2009	2021 - 2022
Mississippi	2	2,085	2,547	—	124	2,085	2,671	4,756	(821)	2002 - 2008	2017 - 2018
North Carolina	22	20,463	35,245	—	100	20,463	35,345	55,808	(5,251)	1954 - 2018	2020 - 2023
Nebraska	1	224	813	—	—	224	813	1,037	(75)	2006	2022

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
New Hampshire	1	711	1,733	—	—	711	1,733	2,444	(119)	1970	2023
New Jersey	4	3,019	8,834	—	—	3,019	8,834	11,853	(919)	1986 - 2010	2018 - 2025
Nevada	2	2,480	3,451	—	—	2,480	3,451	5,931	(576)	1998 - 2006	2021
New York	7	2,868	9,196	—	—	2,868	9,196	12,064	(693)	1986 - 2019	2023 - 2024
Ohio	30	23,197	61,829	31	9,321	23,228	71,150	94,378	(10,736)	1940 - 2023	2018 - 2023
Oklahoma	5	3,317	13,994	—	—	3,317	13,994	17,311	(607)	1945 - 2019	2022 - 2025
Pennsylvania	13	11,184	30,802	—	—	11,184	30,802	41,986	(6,953)	1900 - 2010	2018 - 2025
South Carolina	1	1,323	5,218	—	—	1,323	5,218	6,541	(341)	2007	2023
Tennessee	3	1,947	3,377	—	—	1,947	3,377	5,324	(277)	1982 - 2002	2020 - 2025
Texas	20	17,451	43,853	—	529	17,451	44,382	61,833	(4,926)	1955 - 2024	2017 - 2025
Virginia	2	3,799	6,385	—	—	3,799	6,385	10,184	(1,186)	2006 - 2018	2017 - 2021
Washington	5	2,235	5,154	—	—	2,235	5,154	7,389	(1,085)	1924 - 2002	2019
Wisconsin	9	6,979	25,474	—	—	6,979	25,474	32,453	(4,056)	1992 - 2007	2020 - 2024

Entertainment
Alabama	3	$11,072	$26,148	$—	$—	$11,072	$26,148	$37,220	$(2,497)	2002 - 2024	2017 - 2025
Arizona	5	4,903	21,304	—	—	4,903	21,304	26,207	(1,776)	1954 - 2006	2022 - 2023
California	1	1,320	2,320	—	—	1,320	2,320	3,640	(687)	1977	2017
Connecticut	3	4,681	15,584	—	—	4,681	15,584	20,265	(2,051)	1960 - 2019	2021 - 2023
Florida	2	6,456	6,815	—	4,587	6,456	11,402	17,858	(2,492)	1989 - 2007	2017 - 2022
Iowa	1	2,560	6,120	—	—	2,560	6,120	8,680	(900)	2018	2021
Idaho	1	886	2,768	—	—	886	2,768	3,654	(566)	2008	2019
Illinois	3	3,031	—	—	—	3,031	—	3,031	—	N/A	2024
Indiana	1	414	3,988	—	—	414	3,988	4,402	(196)	1960	2024
Kansas	2	5,886	21,128	—	—	5,886	21,128	27,014	(2,429)	2018 - 2020	2022
Louisiana	3	8,857	21,866	—	—	8,857	21,866	30,723	(1,562)	1989 - 2023	2018 - 2025
Maine	1	2,052	4,924	—	—	2,052	4,924	6,976	(624)	1989	2021
Michigan	2	1,376	25,114	—	1,887	1,376	27,001	28,377	(2,192)	1995 - 2024	2017 - 2025
Minnesota	10	10,877	20,806	—	—	10,877	20,806	31,683	(4,829)	1950 - 2009	2018 - 2023
Missouri	5	20,925	13,731	—	—	20,925	13,731	34,656	(4,806)	1990 - 2016	2022
North Carolina	3	11,014	21,176	—	—	11,014	21,176	32,190	(4,757)	1988 - 1996	2019 - 2022
Ohio	4	7,582	23,157	—	—	7,582	23,157	30,739	(285)	1983 - 2025	2024 - 2025
Oklahoma	2	3,937	9,673	—	—	3,937	9,673	13,610	(1,200)	1996 - 2020	2022 - 2024
Pennsylvania	2	3,849	16,849	—	—	3,849	16,849	20,698	(938)	2016 - 2024	2019 - 2025
Tennessee	3	22,097	21,839	—	—	22,097	21,839	43,936	(1,430)	1940 - 2023	2022 - 2025
Texas	8	28,529	56,160	—	—	28,529	56,160	84,689	(5,320)	1980 - 2025	2022 - 2025
Utah	3	9,612	26,923	—	—	9,612	26,923	36,535	(854)	2008 - 2023	2024 - 2025
Virginia	1	4,821	7,264	—	—	4,821	7,264	12,085	(820)	1997	2023

Equipment Rental and Sales
Alabama	4	$5,499	$6,985	$12	$864	$5,510	$7,849	$13,359	$(1,138)	1974 - 2023	2020 - 2023
Arkansas	3	4,276	1,547	246	2,334	4,523	3,882	8,405	(523)	1982 - 1992	2019 - 2024
California	1	2,467	2,429	—	—	2,467	2,429	4,896	(223)	1992	2023

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Colorado	2	6,120	3,825	5	1,021	6,124	4,846	10,970	(1,258)	1990 - 2021	2020 - 2022
Connecticut	3	3,710	8,719	—	—	3,710	8,719	12,429	(604)	2002 - 2024	2020 - 2021
Delaware	1	3,542	720	—	1,127	3,542	1,847	5,389	(101)	1977	2024
Florida	7	13,051	8,523	—	3,461	13,051	11,984	25,035	(1,295)	1964 - 2024	2019 - 2024
Georgia	3	6,704	4,891	236	3,176	6,940	8,067	15,007	(1,591)	1964 - 2019	2019 - 2023
Idaho	1	1,796	1,265	—	—	1,796	1,265	3,061	(233)	1992	2023
Louisiana	1	1,006	227	16	1,164	1,022	1,390	2,412	(400)	2012	2020
Massachusetts	2	1,756	2,904	197	347	1,954	3,251	5,205	(542)	1971 - 2024	2020
Michigan	3	8,721	10,804	—	1,753	8,721	12,557	21,278	(2,474)	1987 - 2020	2017 - 2024
Minnesota	1	2,630	2,882	—	690	2,630	3,572	6,202	(312)	2023	2024
Missouri	4	4,547	5,762	21	1,536	4,567	7,298	11,865	(1,379)	1995 - 2015	2019 - 2022
North Carolina	1	1,488	649	—	1,451	1,488	2,100	3,588	(161)	1955	2023
North Dakota	2	2,278	2,124	—	2,127	2,278	4,251	6,529	(452)	2012	2022 - 2024
New Hampshire	4	6,052	8,077	—	982	6,052	9,059	15,111	(541)	1880 - 2024	2020 - 2024
New Mexico	1	1,686	286	25	1,862	1,711	2,148	3,859	(540)	1970	2020
New York	13	13,359	24,269	—	971	13,359	25,240	38,599	(1,559)	1954 - 2024	2020 - 2025
Oklahoma	3	2,819	5,127	—	1,144	2,819	6,271	9,090	(591)	1997 - 2024	2021 - 2023
Pennsylvania	1	751	1,678	—	—	751	1,678	2,429	(428)	1987	2020
South Carolina	1	1,777	582	—	616	1,777	1,198	2,975	(209)	1974	2023
Tennessee	2	3,511	3,713	816	1,734	4,327	5,448	9,775	(1,228)	1985 - 2018	2019 - 2022
Texas	15	20,637	20,711	—	7,608	20,637	28,319	48,956	(3,477)	1950 - 2024	2020 - 2024
Utah	2	6,262	5,937	—	2,746	6,262	8,682	14,944	(1,109)	1942 - 1979	2019 - 2024
Virginia	1	2,076	199	—	581	2,076	780	2,856	(143)	1986	2023
Vermont	2	2,192	1,088	—	—	2,192	1,088	3,280	(29)	1970 - 2024	2022 - 2024
Washington	3	7,456	2,786	492	4,659	7,948	7,445	15,393	(1,023)	1959 - 2022	2019 - 2024
West Virginia	1	992	3,313	—	1,075	992	4,388	5,380	(211)	1962	2024

Grocery
Arkansas	6	$5,704	$12,942	$—	$1,425	$5,704	$14,367	$20,071	$(2,607)	1986 - 2020	2020 - 2021
California	1	3,091	9,849	—	—	3,091	9,849	12,940	(58)	2025	2025
Colorado	3	1,524	8,059	—	—	1,524	8,059	9,583	(644)	1980 - 2011	2023
Michigan	2	4,638	12,813	16	—	4,654	12,813	17,467	(1,624)	1969 - 2011	2021 - 2024
Missouri	10	5,661	16,938	—	—	5,661	16,938	22,599	(3,521)	1970 - 2013	2020 - 2021
North Carolina	1	762	1,300	—	2	762	1,303	2,065	(355)	1992	2018
Oklahoma	3	1,606	8,726	—	—	1,606	8,726	10,332	(1,716)	1987 - 1993	2019 - 2020
Vermont	6	3,008	6,264	—	—	3,008	6,264	9,272	(288)	1960 - 2008	2024
Wisconsin	9	21,526	83,676	250	—	21,776	83,676	105,452	(10,165)	1978 - 2017	2021 - 2024

Health and Fitness
Alabama	1	$1,102	$2,412	$—	$600	$1,102	$3,012	$4,114	$(701)	2007	2017
Arizona	1	4,109	4,264	—	—	4,109	4,264	8,373	(703)	2021	2018
Colorado	1	1,484	4,491	—	—	1,484	4,491	5,975	(1,105)	1989	2017
Florida	2	4,227	9,116	—	2,572	4,227	11,688	15,915	(954)	1983 - 2024	2019 - 2023

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Georgia	2	5,848	7,093	—	600	5,848	7,693	13,541	(1,116)	2005 - 2019	2017 - 2023
Iowa	1	2,594	5,071	—	—	2,594	5,071	7,665	(171)	2024	2023
Illinois	1	1,133	2,226	—	2,150	1,133	4,376	5,509	(801)	1986	2019
Indiana	2	4,204	12,151	—	—	4,204	12,151	16,355	(471)	2024 - 2025	2023 - 2024
Kansas	2	4,111	9,733	—	—	4,111	9,733	13,844	(281)	2024 - 2025	2023 - 2024
Kentucky	1	868	2,186	—	—	868	2,186	3,054	(577)	1994	2017
Massachusetts	3	10,541	29,129	316	4,644	10,857	33,773	44,630	(6,251)	2004 - 2009	2018
Minnesota	1	886	4,746	—	—	886	4,746	5,632	(234)	2024	2024
Missouri	1	3,065	6,129	—	—	3,065	6,129	9,194	(60)	1983	2024
North Carolina	1	912	883	761	1,875	1,674	2,759	4,433	(527)	1972	2018
Nebraska	1	1,315	5,883	—	—	1,315	5,883	7,198	(76)	1970	2024
New Mexico	1	938	1,503	—	—	938	1,503	2,441	(456)	2016	2017
Nevada	1	491	2,543	—	—	491	2,543	3,034	(501)	1970	2019
Oklahoma	6	10,617	30,011	—	559	10,617	30,570	41,187	(2,835)	1979 - 2024	2018 - 2024
Oregon	1	2,024	2,468	—	2,380	2,024	4,848	6,872	(801)	1999	2018
South Carolina	5	4,516	9,463	—	330	4,516	9,793	14,309	(2,180)	1993 - 2010	2018 - 2019
Texas	10	22,123	42,945	—	470	22,123	43,415	65,538	(3,074)	1974 - 2025	2019 - 2025
Utah	1	1,937	4,209	—	—	1,937	4,209	6,146	(1,086)	1984	2016

Home Furnishings
Michigan	1	$1,858	$14,463	$44	$1,693	$1,901	$16,156	$18,057	$(3,665)	1987	2017
Missouri	1	273	4,683	—	—	273	4,683	4,956	(896)	2007	2018

Industrial
Alabama	2	$3,275	$15,698	$—	$—	$3,275	$15,698	$18,973	$(381)	1985 - 2002	2025
Arizona	1	138	3,484	—	—	138	3,484	3,622	(56)	1976	2025
Connecticut	4	6,173	19,694	—	—	6,173	19,694	25,867	(1,898)	1925 - 1970	2023
Florida	5	10,984	5,377	—	—	10,984	5,377	16,361	(746)	1960 - 2025	2020 - 2023
Iowa	2	734	3,261	—	—	734	3,261	3,995	(314)	1991 - 1993	2022
Indiana	5	1,789	6,261	—	225	1,789	6,486	8,275	(703)	2000 - 2022	2022
Louisiana	1	490	761	—	1,783	490	2,544	3,034	(226)	1972	2022
Massachusetts	2	1,615	4,074	—	1,525	1,615	5,599	7,214	(159)	1930 - 2016	2023 - 2025
Maryland	1	3,227	11,876	—	—	3,227	11,876	15,103	(229)	1950	2025
Michigan	1	562	2,320	—	—	562	2,320	2,882	(8)	2017	2025
Missouri	2	2,273	6,396	—	—	2,273	6,396	8,669	(219)	1985 - 2020	2025
Mississippi	1	2,198	3,351	—	—	2,198	3,351	5,549	(411)	1978	2022
North Carolina	1	909	746	—	—	909	746	1,655	(219)	1974	2022
North Dakota	3	1,354	2,860	—	—	1,354	2,860	4,214	(209)	1954 - 1965	2023
New Mexico	1	695	6,332	—	—	695	6,332	7,027	(174)	2024	2024
Nevada	1	3,001	12,069	—	—	3,001	12,069	15,070	(223)	2019	2025
Ohio	1	902	2,330	—	—	902	2,330	3,232	(291)	1995	2022
Oklahoma	1	922	5,548	—	—	922	5,548	6,470	(450)	2016	2023
Oregon	1	1,242	91	—	—	1,242	91	1,333	(2)	2025	2025

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Pennsylvania	3	7,850	9,748	—	—	7,850	9,748	17,598	(586)	1966 - 1998	2022 - 2025
South Dakota	1	1,250	2,950	—	—	1,250	2,950	4,200	(395)	1992	2021
Tennessee	3	1,210	2,174	—	—	1,210	2,174	3,384	(198)	1997 - 2016	2022 - 2025
Texas	11	31,083	41,718	—	—	31,083	41,718	72,801	(2,546)	1983 - 2024	2021 - 2025
Utah	1	7,282	12,175	—	—	7,282	12,175	19,457	(197)	1967	2025
Virginia	1	679	3,839	—	—	679	3,839	4,518	(542)	1964	2021
Wisconsin	2	1,945	13,766	—	—	1,945	13,766	15,711	(285)	1971 - 1999	2024 - 2025

Medical / Dental
Alabama	6	$1,713	$9,755	$—	$—	$1,713	$9,755	$11,468	$(1,811)	1979 - 2012	2016 - 2024
Arkansas	18	5,034	12,692	—	578	5,034	13,271	18,305	(2,790)	1950 - 2017	2018 - 2025
Arizona	4	5,606	6,790	—	1,913	5,606	8,703	14,309	(794)	1951 - 2020	2016 - 2024
California	1	866	1,262	—	—	866	1,262	2,128	(64)	1948	2024
Florida	36	43,884	116,104	—	200	43,884	116,304	160,188	(6,900)	1934 - 2021	2016 - 2025
Georgia	10	14,376	39,063	—	—	14,376	39,063	53,439	(3,223)	1960 - 2024	2016 - 2024
Iowa	4	2,275	10,359	—	—	2,275	10,359	12,634	(225)	1963 - 2000	2022 - 2025
Illinois	11	4,816	14,474	—	—	4,816	14,474	19,290	(2,235)	1967 - 2008	2016 - 2023
Indiana	4	2,408	9,193	—	—	2,408	9,193	11,601	(829)	1976 - 1998	2016 - 2024
Kentucky	1	199	474	—	—	199	474	673	(144)	2000	2017
Louisiana	5	6,218	24,819	—	—	6,218	24,819	31,037	(60)	1950 - 2008	2025
Massachusetts	4	853	2,784	—	—	853	2,784	3,637	(496)	1850 - 2005	2016 - 2020
Maryland	4	2,366	10,433	—	—	2,366	10,433	12,799	(54)	1929 - 1961	2025
Michigan	4	2,401	9,443	—	—	2,401	9,443	11,844	(1,180)	1953 - 2007	2019 - 2021
Missouri	12	4,597	12,534	—	775	4,597	13,309	17,906	(1,685)	1979 - 2023	2016 - 2024
Mississippi	4	1,302	13,437	—	—	1,302	13,437	14,739	(2,156)	1970 - 2006	2016 - 2021
North Carolina	8	4,066	12,764	—	—	4,066	12,764	16,830	(1,248)	1996 - 2019	2021 - 2024
Nebraska	1	1,463	3,535	—	—	1,463	3,535	4,998	(40)	2023	2024
New Hampshire	7	5,304	18,868	79	—	5,382	18,868	24,250	(1,986)	1830 - 1984	2016 - 2023
New Jersey	1	1,731	6,560	—	19	1,731	6,578	8,309	(423)	2010	2023
New Mexico	1	911	3,306	—	—	911	3,306	4,217	(46)	2023	2024
New York	6	1,032	3,736	—	—	1,032	3,736	4,768	(605)	1940 - 2010	2016 - 2023
Ohio	23	14,589	37,458	—	1,831	14,589	39,289	53,878	(4,280)	1944 - 2025	2017 - 2025
Oklahoma	8	2,006	6,767	—	—	2,006	6,767	8,773	(991)	1964 - 2018	2021 - 2025
Oregon	3	6,280	21,117	—	—	6,280	21,117	27,397	(606)	2000 - 2025	2020 - 2024
Pennsylvania	22	5,158	24,729	—	—	5,158	24,729	29,887	(683)	1900 - 2023	2022 - 2025
South Carolina	6	4,158	7,441	—	—	4,158	7,441	11,599	(1,424)	1936 - 1998	2016 - 2021
Texas	50	33,976	135,573	8	1,583	33,984	137,156	171,140	(21,125)	1940 - 2020	2016 - 2025
Virginia	1	1,172	3,965	—	—	1,172	3,965	5,137	(163)	2017	2024
Vermont	1	357	916	—	—	357	916	1,273	(130)	1980	2021
Wyoming	1	620	2,550	—	—	620	2,550	3,170	(681)	2001	2017

Movie Theaters
Alabama	2	$3,011	$10,643	$303	$—	$3,314	$10,643	$13,957	$(3,086)	2001 - 2013	2016 - 2018

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
North Carolina	1	1,826	2,798	—	—	1,826	2,798	4,624	(773)	2004	2018
Ohio	1	2,126	10,097	—	—	2,126	10,097	12,223	(2,312)	1989	2017
South Carolina	1	1,465	7,081	—	—	1,465	7,081	8,546	(1,670)	2006	2017
Wisconsin	1	3,159	3,755	259	—	3,418	3,755	7,173	(1,235)	1997	2017

Other Services
Alabama	1	$312	$176	$—	$—	$312	$176	$488	$(96)	1978	2016
Colorado	2	2,706	3,861	—	—	2,706	3,861	6,567	(323)	1993 - 2002	2016 - 2024
Florida	3	10,707	1,838	—	—	10,707	1,838	12,545	(154)	1993 - 2006	2025
Georgia	7	3,731	9,626	—	—	3,731	9,626	13,357	(1,460)	1895 - 1998	2018 - 2025
Illinois	1	3,083	98	—	—	3,083	98	3,181	(125)	1987	2022
Indiana	9	5,228	22,374	—	—	5,228	22,374	27,602	(880)	1891 - 2020	2024
Kentucky	2	1,503	4,613	—	—	1,503	4,613	6,116	(854)	1882 - 1999	2018 - 2022
North Carolina	5	6,390	7,954	—	—	6,390	7,954	14,344	(921)	1890 - 2010	2018 - 2024
Ohio	3	246	1,056	—	—	246	1,056	1,302	(77)	1855 - 1887	2023
Oklahoma	1	2,257	2,073	—	—	2,257	2,073	4,330	(499)	2006	2021
Pennsylvania	2	3,879	1,921	—	—	3,879	1,921	5,800	(108)	2024	2023 - 2024
South Carolina	6	3,433	7,728	—	—	3,433	7,728	11,161	(707)	1937 - 2006	2016 - 2025
Tennessee	14	10,757	19,485	—	—	10,757	19,485	30,242	(3,684)	1870 - 2010	2016 - 2022
Texas	9	28,456	36,695	729	—	29,185	36,695	65,880	(3,716)	2006 - 2022	2021 - 2025
Virginia	1	1,259	1,786	—	—	1,259	1,786	3,045	(531)	1991	2018
Washington	1	4,383	110	—	—	4,383	110	4,493	(140)	2019	2023
Wisconsin	3	1,723	6,017	—	—	1,723	6,017	7,740	(180)	1997 - 2011	2023

Pet Care Services
Alabama	2	$3,799	$4,730	$—	$—	$3,799	$4,730	$8,529	$(492)	2023	2021 - 2025
Arkansas	3	2,741	10,657	—	250	2,741	10,907	13,648	(1,123)	1979 - 2023	2017 - 2023
California	1	4,598	2,504	—	—	4,598	2,504	7,102	(104)	1961	2024
Florida	3	3,968	7,844	—	—	3,968	7,844	11,812	(1,182)	2005 - 2023	2018 - 2021
Georgia	5	3,335	3,367	—	—	3,335	3,367	6,702	(568)	1950 - 2007	2019 - 2021
Illinois	3	1,475	1,504	—	—	1,475	1,504	2,979	(518)	1976 - 1995	2019
Indiana	6	2,714	6,782	—	—	2,714	6,782	9,496	(1,218)	1952 - 2024	2017 - 2025
Louisiana	1	485	701	—	183	485	884	1,369	(188)	2007	2019
Missouri	1	537	752	—	—	537	752	1,289	(180)	1986	2019
North Carolina	1	303	394	—	—	303	394	697	(134)	2014	2019
Nebraska	1	381	332	—	—	381	332	713	(144)	1967	2019
New York	1	327	697	—	—	327	697	1,024	(70)	1953	2023
Oklahoma	1	225	283	—	—	225	283	508	(123)	1993	2019
Oregon	1	192	324	—	—	192	324	516	(67)	1990	2019
South Carolina	2	3,063	5,312	—	—	3,063	5,312	8,375	(388)	1994 - 2025	2019 - 2023
Texas	2	2,923	7,667	—	—	2,923	7,667	10,590	(751)	2006 - 2023	2021 - 2021

Restaurants - Casual Dining

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Alabama	6	$3,139	$7,607	$—	$—	$3,139	$7,607	$10,746	$(2,224)	1977 - 2007	2016 - 2017
Arkansas	1	1,392	1,929	—	—	1,392	1,929	3,321	(166)	2005	2023
Arizona	2	2,415	2,163	—	—	2,415	2,163	4,578	(176)	1994 - 2002	2024
California	1	1,044	1,386	—	—	1,044	1,386	2,430	(82)	1992	2024
Colorado	6	7,983	13,278	—	—	7,983	13,278	21,261	(1,289)	1993 - 2017	2016 - 2025
Florida	10	9,467	17,052	55	279	9,522	17,332	26,854	(3,781)	1988 - 2023	2016 - 2024
Georgia	5	4,785	6,048	—	600	4,785	6,648	11,433	(2,139)	1982 - 1999	2016 - 2017
Iowa	4	2,078	6,311	60	40	2,138	6,351	8,489	(1,188)	1950 - 2005	2018 - 2022
Illinois	4	4,379	16,155	50	18	4,429	16,173	20,602	(482)	1993 - 2024	2018 - 2025
Indiana	2	2,387	1,827	—	—	2,387	1,827	4,214	(170)	1999 - 2006	2020 - 2023
Kansas	2	3,045	1,382	—	—	3,045	1,382	4,427	(342)	1991 - 2005	2021 - 2022
Kentucky	3	1,798	3,643	—	—	1,798	3,643	5,441	(592)	2001 - 2010	2019 - 2022
Louisiana	2	1,180	983	—	—	1,180	983	2,163	(451)	1988 - 1994	2016
Massachusetts	10	12,982	14,943	—	—	12,982	14,943	27,925	(2,703)	1985 - 2008	2021
Maryland	3	4,440	4,991	—	—	4,440	4,991	9,431	(963)	2003 - 2005	2017 - 2023
Michigan	10	6,569	14,905	—	—	6,569	14,905	21,474	(3,088)	1906 - 2003	2019 - 2022
Minnesota	2	7,921	14,090	—	—	7,921	14,090	22,011	(1,235)	1905 - 1947	2022
Missouri	6	11,197	18,593	—	—	11,197	18,593	29,790	(1,655)	2001 - 2025	2017 - 2024
Mississippi	2	3,073	3,414	—	—	3,073	3,414	6,487	(302)	2004 - 2025	2017 - 2024
North Carolina	1	594	2,391	—	—	594	2,391	2,985	(168)	2020	2023
Nebraska	1	545	1,905	—	—	545	1,905	2,450	(206)	2004	2023
New Hampshire	1	1,978	2,127	—	—	1,978	2,127	4,105	(270)	1974	2021
New Jersey	8	9,625	28,327	—	—	9,625	28,327	37,952	(3,014)	1715 - 2005	2022
Ohio	7	11,752	20,356	—	—	11,752	20,356	32,108	(2,072)	1988 - 2024	2019 - 2024
Oklahoma	1	3,514	5,448	—	—	3,514	5,448	8,962	(193)	2024	2023
Pennsylvania	5	6,632	11,046	—	—	6,632	11,046	17,678	(1,248)	1880 - 2003	2022 - 2023
Rhode Island	1	830	1,171	—	—	830	1,171	2,001	(214)	1996	2021
South Carolina	2	2,603	1,768	—	66	2,603	1,833	4,436	(215)	2002 - 2003	2017 - 2023
South Dakota	2	3,049	4,190	—	—	3,049	4,190	7,239	(597)	2000 - 2013	2021 - 2023
Tennessee	1	683	737	—	—	683	737	1,420	(216)	2003	2017
Texas	10	16,348	21,742	—	—	16,348	21,742	38,090	(1,931)	1995 - 2025	2016 - 2025
Virginia	4	5,421	7,302	—	—	5,421	7,302	12,723	(822)	1995 - 2005	2019 - 2024
Washington	1	503	1,156	—	49	503	1,205	1,708	(401)	1982	2019
West Virginia	2	953	3,180	—	—	953	3,180	4,133	(419)	1997 - 2006	2022

Restaurants - Family Dining
Georgia	10	$8,999	$21,334	$—	$1,984	$8,999	$23,318	$32,317	$(2,539)	1968 - 2019	2018 - 2023
Iowa	1	804	563	—	—	804	563	1,367	(217)	1994	2016
Illinois	1	2,283	7,060	—	—	2,283	7,060	9,343	(252)	2017	2024
Michigan	3	2,148	2,847	—	—	2,148	2,847	4,995	(610)	1973 - 2000	2019
Minnesota	4	2,433	2,451	—	—	2,433	2,451	4,884	(986)	1975 - 1991	2016
Missouri	2	1,038	1,153	—	—	1,038	1,153	2,191	(439)	1978 - 1979	2016
Pennsylvania	1	784	756	6	61	790	817	1,607	(313)	1995	2017

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
South Carolina	2	1,930	2,111	—	278	1,930	2,390	4,320	(467)	1978 - 2008	2020
Wisconsin	2	1,967	2,955	—	—	1,967	2,955	4,922	(831)	1976 - 2018	2016 - 2019

Restaurants - Quick Service
Alaska	1	$428	$1,524	$—	$350	$428	$1,874	$2,302	$(428)	1972	2018
Alabama	25	7,555	15,782	—	153	7,555	15,935	23,490	(4,067)	1972 - 2024	2016 - 2023
Arkansas	21	11,317	21,191	—	15	11,317	21,206	32,523	(3,387)	1977 - 2020	2016 - 2025
California	1	467	533	—	—	467	533	1,000	(189)	1993	2016
Colorado	1	698	1,036	—	—	698	1,036	1,734	(285)	1999	2018
Florida	18	14,341	20,085	—	543	14,341	20,627	34,968	(3,226)	1976 - 2024	2016 - 2024
Georgia	52	27,974	39,981	—	253	27,974	40,234	68,208	(8,202)	1975 - 2024	2016 - 2025
Iowa	7	2,268	6,367	—	95	2,268	6,462	8,730	(2,053)	1950 - 2004	2016 - 2019
Illinois	4	2,133	7,361	—	—	2,133	7,361	9,494	(672)	1950 - 2013	2016 - 2024
Indiana	18	13,936	17,707	—	—	13,936	17,707	31,643	(1,692)	2003 - 2023	2019 - 2025
Kansas	1	194	777	—	—	194	777	971	(212)	1971	2017
Kentucky	12	5,519	8,668	—	402	5,519	9,071	14,590	(2,048)	1969 - 2020	2016 - 2022
Louisiana	13	14,524	14,657	—	54	14,524	14,711	29,235	(1,891)	1981 - 2025	2017 - 2024
Massachusetts	9	5,251	5,131	—	—	5,251	5,131	10,382	(1,211)	1965 - 1987	2020
Maryland	1	338	624	—	—	338	624	962	(146)	2002	2019
Michigan	11	3,579	8,554	—	—	3,579	8,554	12,133	(2,190)	1969 - 2015	2016 - 2024
Missouri	5	3,067	4,650	—	—	3,067	4,650	7,717	(763)	1987 - 2009	2016 - 2023
Mississippi	50	25,333	42,676	—	390	25,333	43,066	68,399	(5,592)	1968 - 2025	2016 - 2025
North Carolina	11	11,952	10,642	—	54	11,952	10,697	22,649	(856)	2012 - 2024	2021 - 2025
Nebraska	1	304	1,301	—	—	304	1,301	1,605	(431)	1998	2016
New York	3	3,765	3,405	—	400	3,765	3,805	7,570	(1,243)	1968 - 2000	2016 - 2019
Ohio	9	3,710	10,833	—	—	3,710	10,833	14,543	(1,875)	1964 - 2024	2016 - 2022
Oklahoma	11	11,155	11,480	—	—	11,155	11,480	22,635	(1,543)	1965 - 2024	2020 - 2025
Oregon	1	252	131	—	—	252	131	383	(61)	2015	2016
Pennsylvania	3	1,369	1,710	—	—	1,369	1,710	3,079	(616)	1963 - 1994	2016 - 2019
South Carolina	7	4,834	8,515	—	—	4,834	8,515	13,349	(961)	1977 - 2009	2016 - 2024
Tennessee	22	13,585	16,758	—	354	13,585	17,112	30,697	(3,957)	1974 - 2026	2016 - 2025
Texas	43	32,968	37,160	—	1,882	32,968	39,042	72,010	(6,716)	1970 - 2020	2016 - 2025
Wisconsin	13	7,971	18,360	—	85	7,971	18,445	26,416	(1,007)	1981 - 2015	2016 - 2024
West Virginia	6	1,286	3,137	—	—	1,286	3,137	4,423	(997)	1976 - 1994	2016

Vacant Properties and Undeveloped Land
Arizona	2	$2,386	$2,589	$13	$1,575	$2,399	$4,164	$6,563	$(818)	1990 - 2008	2018
Michigan	1	1,512	9,964	25	1,426	1,537	11,390	12,927	(2,923)	1992	2018
South Carolina	1	678	3,123	—	—	678	3,123	3,801	(470)	1978	2021
Tennessee	1	1,326	1,945	—	—	1,326	1,945	3,271	(588)	1989	2019
Wyoming	1	424	930	—	—	424	930	1,354	(301)	1982	2019
North Carolina	1	84	—	—	—	84	—	84	—	1986	2016

Description (a)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (b)		Gross Amount at December 31, 2025 (c)(d)			Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)
Tenant Industry & State	# of Properties	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Land & Improvements	Building & Improvements	Total	Accumulated Depreciation (e)(f)	Year Constructed (Range)	Year Acquired (Range)

Grand Total	2,141	$2,193,883	$4,268,603	$6,954	$120,379	$2,200,837	$4,388,985	$6,589,822	$(556,530)
_____________________________________
(a)As of December 31, 2025, the Company had investments in 2,300 single-tenant real estate property locations including 2,140 owned properties, 10 ground lease interests and 150 properties securing mortgage notes receivable. Four of the Company’s owned properties are subject to leases accounted for as direct financing leases and are excluded from the table above. Additionally, the table above excludes four owned properties which are accounted for as loans receivable, as the leases contain purchase options, and one owned property which was held for sale as of December 31, 2025. Initial costs exclude intangible lease assets totaling $88.1 million.
(b)Amounts shown as reductions to cost capitalized subsequent to acquisition represent provisions recorded for impairment of real estate or partial land dispositions.
(c)The aggregate cost for federal income tax purposes is $6.6 billion.
(d)The following is a reconciliation of carrying value for land and improvements and building and improvements for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance, beginning of period	$5,401,610	$4,480,314	$3,669,317
Additions
Acquisitions	1,110,280	818,088	887,407
Improvements	212,755	217,314	51,323
Deductions
Provisions for impairment of real estate	(11,997)	(14,845)	(3,548)
Real estate investments held for sale	(2,635)	(10,018)	(7,455)
Cost of real estate sold	(117,553)	(89,319)	(116,029)
Other	(2,638)	76	(701)
Balance, end of period	$6,589,822	$5,401,610	$4,480,314
(e)The following is a reconciliation of accumulated depreciation for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance, beginning of period	$425,190	$321,944	$238,022
Additions
Depreciation expense	147,645	115,371	95,527
Deductions
Accumulated depreciation associated with real estate investments sold and held for sale	(16,305)	(12,125)	(11,605)
Balance, end of period	$556,530	$425,190	$321,944
(f)Depreciation is calculated using the straight-line method over the estimated useful lives of the properties, which is up to 40 years for buildings and improvements and 15 years for land improvements.
See accompanying report of independent registered public accounting firm.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
Schedule IV - Mortgage Loans on Real Estate
As of December 31, 2025
(Dollar amounts in thousands)

Description	# of Properties	Interest Rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loans:
Early Childhood Education Centers located in Florida	2	8.80%	5/9/2039	Interest only	Balloon - $12,000	None	$12,000	$11,853	None
Early Childhood Education Centers located in Florida	1	8.53%	7/17/2039	Interest only	Balloon - $2,500	None	2,500	2,468	None
Quick Service Restaurants located in fifteen states	69	7.82%	8/31/2034	Interest only	Balloon - $51,000	None	51,000	50,995	None
Convenience Store located in Minnesota	1	8.54%	12/31/2026	Interest only	Balloon - $1,525	None	1,525	1,499	None
Convenience Stores located in Wisconsin and Iowa	2	8.33%	12/31/2026	Interest only	Balloon - $994	None	994	972	None
Casual Dining Restaurants located in Kentucky and Ohio	2	6.87%	5/31/2036	Interest only	Balloon - $2,520	None	2,520	2,520	None
Convenience Stores located in Iowa	2	8.33%	12/31/2026	Interest only	Balloon - $2,389	None	2,389	2,327	None
Entertainment Center located in New Jersey	1	8.99%	9/30/2051	Principal + Interest	Fully amortizing	None	35,000	34,907	None
Car Washes located in Nevada	5	7.30%	12/31/2036	Interest only	Balloon - $25,714	None	25,714	25,711	None
Car Wash located in Florida	1	7.73%	12/29/2036	Interest only	Balloon - $2,470	None	2,470	2,463	None
Casual Dining Restaurant located in Michigan	1	9.63%	1/31/2040	Interest only	Balloon - $1,754	None	1,754	1,739	None
Quick Service Restaurants located in Ohio and Indiana	8	7.00%	2/28/2027	Interest only	Balloon - $6,275	None	6,275	6,239	None
Convenience Store located in Minnesota	1	8.29%	12/31/2026	Interest only	Balloon - $760	None	760	740	None
Car Wash located in Nevada	1	7.33%	12/31/2036	Interest only	Balloon - $4,960	None	4,960	4,945	None
Car Wash located in Nevada	1	7.43%	12/31/2036	Interest only	Balloon - $4,800	None	4,800	4,786	None
Car Washes located in three states	4	8.64%	12/31/2037	Interest only	Balloon - $12,250	None	12,250	12,245	None
Car Washes located in five states	9	8.85%	12/31/2037	Interest only	Balloon - $25,993	None	25,993	25,933	None
Entertainment Center located in Missouri	1	8.84%	1/13/2038	Interest only	Balloon - $10,200	None	10,200	10,188	None
Medical / Dental Facilities located in three states	3	10.19%	1/31/2039	Interest only	Balloon - $10,300	None	10,300	10,298	None
Early Childhood Education Centers located in four states	14	10.00%	6/30/2044	Interest only	Balloon - $57,454	None	57,454	57,450	None
Entertainment Center Located in New Jersey	1	8.60%	7/31/2034	Interest only	Balloon - $15,000	None	15,000	14,871	None

Description	# of Properties	Interest Rate	Final Maturity Date	Periodic Payment Terms	Final Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Convenience Store located in Texas	1	8.00%	8/13/2027	Interest only	Balloon - $900	None	900	885	None
Medical / Dental Facilities located in North Carolina and Georgia	2	10.20%	10/1/2039	Interest only	Balloon - $5,900	None	5,900	5,898	None
Early Childhood Education Centers located in four states	6	9.58%	9/30/2044	Interest only	Balloon - $23,649	None	23,649	23,618	None
Quick Service Restaurant located in Alaska	1	7.50%	2/1/2028	Interest only	Balloon - $1,550	None	1,550	1,540	None
Automotive Service Center located in California	1	9.72%	6/30/2045	Interest only	Balloon - $19,950	None	19,950	19,931	None
Industrial Facilities located in Illinois	2	10.93%	8/31/2045	Interest only	Balloon - $13,000	None	13,000	12,988	None
Casual Dining Restaurant in Florida	1	8.06%	9/30/2040	Interest only	Balloon - $8,276	None	8,276	8,260	None
Medical / Dental Facilities located in five states	5	9.92%	10/1/2040	Interest only	Balloon - $13,650	None	13,650	13,628	None
Early Childhood Education Center located in Arizona	1	9.54%	12/31/2045	Interest only	Balloon - $3,692	None	3,692	3,688	None
							$376,425	$375,585
The following table shows changes in carrying amounts of mortgage loans receivable during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Balance, beginning of period	$328,513	$220,121	$233,978
Additions:
New mortgage loans	77,466	100,427	13,091
Subsequent funding on existing mortgage loans	17,251	17,459	—
Deductions:
Collections of principal	(47,470)	(9,485)	(27,029)
Provision for credit losses	(175)	(9)	81
Balance, end of period	$375,585	$328,513	$220,121
See accompanying report of independent registered public accounting firm.