Form 10-Q
period 2026-03-31
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2026-04-22
CIK 1728951

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
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2026, the registrant had 216,245,955 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$2,304,672	$2,200,829
Building and improvements	4,560,633	4,388,959
Lease incentives	23,747	24,154
Construction in progress	57,200	49,881
Intangible lease assets	113,720	99,217
Total real estate investments, at cost	7,059,972	6,763,040
Less: accumulated depreciation and amortization	(653,968)	(612,674)
Total real estate investments, net	6,406,004	6,150,366
Loans and direct financing lease receivables, net	447,690	401,323
Real estate investments held for sale, net	18,215	2,635
Net investments	6,871,909	6,554,324
Cash and cash equivalents	15,176	60,181
Restricted cash	993	10,184
Straight-line rent receivable, net	211,507	191,008
Derivative assets	7,161	7,861
Rent receivables, prepaid expenses and other assets, net	46,377	39,465
Total assets(1)	$7,153,123	$6,863,023

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,725,991	$1,725,010
Senior unsecured notes, net	787,105	786,708
Revolving credit facility	100,000	—
Intangible lease liabilities, net	13,832	10,766
Dividend payable	67,576	65,391
Derivative liabilities	17,070	26,226
Accrued liabilities and other payables	44,495	41,028
Total liabilities(1)	2,756,069	2,655,129
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 216,245,955 and 209,702,433 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,162	2,097
Additional paid-in capital	4,524,463	4,328,137
Distributions in excess of cumulative earnings	(124,773)	(109,261)
Accumulated other comprehensive loss	(12,427)	(20,979)
Total stockholders' equity	4,389,425	4,199,994
Non-controlling interests	7,629	7,900
Total equity	4,397,054	4,207,894
Total liabilities and equity	$7,153,123	$6,863,023
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of March 31, 2026 and December 31, 2025, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $67.1 million and $65.1 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Three months ended March 31,
(Unaudited, in thousands, except share and per share data)	2026	2025
Revenues:
Rental revenue	$149,392	$121,792
Interest on loans and direct financing lease receivables	8,627	7,525
Other revenue, net	779	37
Total revenues	158,798	129,354

Expenses:
General and administrative	12,327	11,543
Property expenses	1,495	2,257
Depreciation and amortization	43,189	34,993
Provision for impairment of real estate	16,830	5,883
Change in provision for credit losses	622	44
Total expenses	74,463	54,720
Other operating income:
Gain on dispositions of real estate, net	5,312	4,984
Income from operations	89,647	79,618
Other (expense)/income:
Interest expense	(29,947)	(23,793)
Interest income	410	614
Income before income tax expense	60,110	56,439
Income tax expense	160	158
Net income	59,950	56,281
Net income attributable to non-controlling interests	(158)	(173)
Net income attributable to stockholders	$59,792	$56,108

Basic weighted average shares outstanding	210,177,842	188,460,600
Basic net income per share	$0.28	$0.30

Diluted weighted average shares outstanding	212,064,849	190,955,103
Diluted net income per share	$0.28	$0.29
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(Unaudited, in thousands)	2026	2025
Net income	$59,950	$56,281
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	9,983	(18,170)
Cash flow hedge gain reclassified to interest expense	(1,407)	(4,194)
Total other comprehensive income (loss)	8,576	(22,364)
Comprehensive income	68,526	33,917
Net income attributable to non-controlling interests	(158)	(173)
Other comprehensive (income) loss attributable to non-controlling interests	(24)	69
Comprehensive income attributable to stockholders	$68,344	$33,813
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(Unaudited, in thousands, except share data)	Number of Shares	Par Value
Balance at December 31, 2025	209,702,433	$2,097	$4,328,137	$(109,261)	$(20,979)	$4,199,994	$7,900	$4,207,894
Common stock issuance	6,231,352	62	192,663	—	—	192,725	—	192,725
Common stock withheld related to net share settlement of equity awards	—	—	—	(8,181)	—	(8,181)	—	(8,181)
Costs related to issuance of common stock	—	—	(463)	—	—	(463)	—	(463)
Other comprehensive loss	—	—	—	—	8,552	8,552	24	8,576
Equity-based compensation expense	312,170	3	4,126	—	—	4,129	—	4,129
Dividends and distributions declared	—	—	—	(67,123)	—	(67,123)	(453)	(67,576)
Net income	—	—	—	59,792	—	59,792	158	59,950
Balance at March 31, 2026	216,245,955	$2,162	$4,524,463	$(124,773)	$(12,427)	$4,389,425	$7,629	$4,397,054
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(Unaudited, in thousands, except share data)	Number of Shares	Par Value
Balance at December 31, 2024	187,537,592	$1,875	$3,658,219	$(113,302)	$16,886	$3,563,678	$8,449	$3,572,127
Common stock issuance	9,732,006	97	278,526	—	—	278,623	—	278,623
Common stock withheld related to net share settlement of equity awards	—	—	—	(6,300)	—	(6,300)	—	(6,300)
Costs related to issuance of common stock	—	—	(443)	—	—	(443)	—	(443)
Other comprehensive income	—	—	—	—	(22,295)	(22,295)	(69)	(22,364)
Equity-based compensation expense	242,718	2	3,966	—	—	3,968	—	3,968
Dividends and distributions declared	—	—	—	(58,368)	—	(58,368)	(287)	(58,655)
Net income	—	—	—	56,108	—	56,108	173	56,281
Balance at March 31, 2025	197,512,316	$1,974	$3,940,268	$(121,862)	$(5,409)	$3,814,971	$8,266	$3,823,237
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$59,950	$56,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,189	34,993
Amortization of lease incentives	364	295
Amortization of above/below market leases and right of use assets, net	(78)	(43)
Amortization of deferred financing costs and other non-cash interest expense	2,051	1,725
Provision for impairment of real estate	16,830	5,883
Change in provision for credit losses	622	44
Gain on dispositions of real estate, net	(5,312)	(4,984)
Straight-line rent receivable, net	(16,338)	(12,129)
Equity-based compensation expense	4,165	3,968
Adjustment to rental revenue for tenant credit	1,419	1,565
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(10,037)	(1,001)
Accrued liabilities and other payables	2,936	(9,434)
Net cash provided by operating activities	99,761	77,163
Cash flows from investing activities:
Proceeds from sales of investments, net	9,791	22,718
Principal collections on loans and direct financing lease receivables	6,090	2,680
Investments in loans receivable	(52,503)	(3,724)
Deposits for prospective real estate investments	(50)	(2,345)
Investment in real estate, including capital expenditures	(310,965)	(265,772)
Investment in construction in progress	(25,321)	(36,661)
Lease incentives paid	—	(1,005)
Net cash used in investing activities	(372,958)	(284,109)
Cash flows from financing activities:
Borrowings under term loans	—	—
Borrowings under revolving credit facility	290,000	155,000
Repayments under revolving credit facility	(190,000)	(155,000)
Proceeds from issuance of senior unsecured notes, net	—	—
Payments for taxes related to net settlement of equity awards	(8,181)	(6,300)
Payment of deferred financing costs	—	(7,508)
Proceeds from issuance of common stock, net	192,725	278,623
Offering costs	(152)	(236)
Dividends paid	(65,391)	(55,608)
Net cash provided by financing activities	219,001	208,971
Net (decrease) increase in cash and cash equivalents and restricted cash	(54,196)	2,025
Cash and cash equivalents and restricted cash, beginning of period	70,365	44,978
Cash and cash equivalents and restricted cash, end of period	$16,169	$47,003
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$15,176	$47,003
Restricted cash	993	—
Cash and cash equivalents and restricted cash, end of period	$16,169	$47,003
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Three months ended March 31,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,630	$25,038
Cash paid for income taxes	42	170
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$17,455	$100,490
Net settlement of proceeds on the sale of investments	—	(1,650)
Non-cash investment in real estate and loan receivable activity	(575)	1,650
Unrealized gain (loss) on cash flow hedges	9,983	(18,170)
Accrued offering and deferred financing costs	311	322
Dividends declared and unpaid	67,576	58,655
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
March 31, 2026
1. Organization
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2026 and December 31, 2025, the Company, directly and indirectly, held a 99.7% ownership interest in the Operating Partnership and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Depreciation on real estate investments	$41,230	$33,543
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Provision for impairment of real estate	$16,830	$5,883
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
As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $15.2 million and $60.2 million, respectively, of which $14.7 million and $59.7 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
Restricted Cash
Restricted cash primarily consists of cash proceeds from the sale of assets held by a qualified intermediary to facilitate tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").
Forward Equity Sales
The Company has and may continue to enter into forward sale agreements relating to shares of its common stock, either through its ATM Program (as defined herein) or through underwritten public offerings. These agreements may be physically settled in stock, settled in cash or net share settled at the Company’s election.
The Company evaluated its forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in the diluted net income per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in calculating diluted net income per share is deemed to be increased by the excess, if any, of the number of shares of the Company’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Company’s common stock that could be purchased by the Company in the market (based on the average market price during the reporting period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s net income per share except during periods when the average market price of the Company’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sale agreement, if the Company elects to physically settle or net share settle such forward sale agreement, delivery of the Company’s shares will result in dilution to the Company’s net income per share.
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

The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Contingent rent	$93	$207
Adjustment to Rental Revenue for Tenant Credit
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the leased property is located.
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
The Company recorded the following adjustments to rental revenue for tenant credit during the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Adjustment to rental revenue for tenant credit	$(1,419)	$(1,565)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of March 31, 2026 and December 31, 2025, the Company capitalized a total of $93.4 million and $93.0 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital on the Company’s consolidated balance sheets.
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
As of March 31, 2026 and December 31, 2025, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of March 31, 2026 or December 31, 2025. The 2024, 2023, 2022, and 2021 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
Equity-Based Compensation
The Company grants restricted stock units (“RSUs”) and long-term incentive plan units in its Operating Partnership ("LTIP Units") to its directors, executive officers and other employees that vest over specified time periods, subject to the recipient’s continued service. The Company also grants performance-based RSUs and performance-based LTIP Units to executive officers, the final number of which is determined based on objective and, with respect to performance-based RSUs issued prior to 2024, subjective performance conditions and which vest over multi-year periods, subject to the recipient’s continued service. LTIP Units are a class of partnership units issued by the Operating Partnership which are convertible into limited partnership interests in the Operating Partnership ("OP Units") upon satisfaction of certain conditions, including, depending upon the particular LTIP Unit award, those relating to vesting periods, performance criteria and continued service.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Number of VIEs	58	57
Aggregate carrying value	$394,616	$374,671
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of March 31,

2026 and December 31, 2025. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of March 31, 2026 and December 31, 2025.
Recent Accounting Developments
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires additional disclosures about a public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative; and research and development. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	March 31, 2026	December 31, 2025
Owned properties (1)	2,257	2,140
Properties securing investments in mortgage loans (2)	150	150
Ground lease interests	10	10
Total number of investments	2,417	2,300
_____________________________________
(1)Includes 12 and eight properties which are subject to leases accounted for as direct financing leases or loans as of March 31, 2026 and December 31, 2025.
(2)Properties secure 29 and 28 mortgage loans receivable as of March 31, 2026 and December 31, 2025, respectively.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	March 31, 2026	December 31, 2025
Real estate investments, at cost	$7,059,972	$6,763,040
Loans and direct financing lease receivables, net	447,690	401,323
Real estate investments held for sale, net	18,215	2,635
Total gross investments	$7,525,877	$7,166,998

Investments in 2026 and 2025
The following table presents information about the Company’s investment activity during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(Dollar amounts in thousands)	2026	2025
Ownership type	Fee Interest	Fee Interest
Number of properties	119	47

Investment allocation:
Land and improvements	$114,053	$74,773
Building and improvements	183,136	184,900
Intangible lease assets	14,689	5,089
Intangible lease liabilities	(3,311)	(54)
Construction in progress (1)	25,321	36,661
Total investments (including acquisition costs)	$333,888	$301,369
_____________________________________
(1)Represents amounts incurred at and subsequent to initial investment and includes $0.6 million and $1.2 million, respectively, of capitalized interest expense during the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and 2025, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the three months ended March 31, 2026 and 2025, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2025	2,104	$6,029,433
Acquisitions of and additions to real estate investments	47	304,008
Sales of investments in real estate	(11)	(20,591)
Provision for impairment of real estate (1)		(5,883)
Investments in loans receivable	1	5,374
Principal collections on and settlements of loans and direct financing lease receivables	(3)	(2,680)
Other		(599)
Gross investments, March 31, 2025		6,309,062
Less: Accumulated depreciation and amortization (2)		(510,188)
Net investments, March 31, 2025	2,138	$5,798,874

Gross investments, January 1, 2026	2,300	$7,166,998
Acquisitions of and additions to real estate investments	119	341,728
Sales of investments in real estate	(6)	(10,593)
Provision for impairment of real estate (3)		(16,830)
Investments in loans receivable	7	53,079
Principal collections on and settlements of loans and direct financing lease receivables	(3)	(6,090)
Other		(2,415)
Gross investments, March 31, 2026		7,525,877
Less: Accumulated depreciation and amortization (2)		(653,968)
Net investments, March 31, 2026	2,417	$6,871,909
_____________________________________
(1)During the three months ended March 31, 2025, the Company identified and recorded provisions for impairment at five tenanted properties and two vacant properties.
(2)Includes $595.5 million and $457.5 million of accumulated depreciation as of March 31, 2026 and 2025, respectively.
(3)During the three months ended March 31, 2026, the Company identified and recorded provisions for impairment at six tenanted properties and two vacant properties.
Loans and Direct Financing Lease Receivables
As of March 31, 2026 and December 31, 2025, the Company had 29 and 28 mortgage loans receivable outstanding, respectively, and seven and three leases accounted for as loans, respectively, with an aggregate carrying amount of $444.6 million and $398.0 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $444.6 million as of March 31, 2026.

The Company’s loans receivable portfolio as of March 31, 2026 and December 31, 2025 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	1	8.53%	7.75%	2039	2,500	2,500
Mortgage (2)(3)	I/O	69	7.82%	7.33%	2034	51,000	51,000
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,525
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	35,000	35,000
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	—	8.00%	8.00%	2040	—	1,754
Mortgage (2)	I/O	7	7.00%	7.00%	2027	5,595	6,275
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	10,775	10,200
Mortgage (2)	I/O	2	10.19%	9.50%	2039	6,516	10,300
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	57,454
Mortgage (2)(3)	I/O	1	8.60%	9.75%	2034	15,000	15,000
Mortgage (2)(3)	I/O	2	10.20%	9.50%	2039	5,900	5,900
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	900
Mortgage (2)	I/O	6	9.58%	8.25%	2044	23,649	23,649
Mortgage (2)(3)	P+l	1	7.50%	7.50%	2028	1,550	1,550
Mortgage (2)	I/O	1	9.72%	8.00%	2045	19,950	19,950
Mortgage (2)	I/O	2	10.93%	9.00%	2045	13,000	13,000
Mortgage (2)	I/O	1	8.06%	7.25%	2040	8,276	8,276
Mortgage (2)	I/O	5	9.92%	9.25%	2040	13,650	13,650
Mortgage (2)	I/O	1	9.54%	8.25%	2045	3,692	3,692
Mortgage (2)	I/O	1	9.50%	10.19%	2041	3,634	—
Mortgage (2)	I/O	2	8.00%	9.21%	2041	20,200	—
Leasehold interest	P+I	1	(4)	(4)	2034	778	794
Leasehold interest	P+I	1	(4)	(4)	2034	1,153	1,180
Leasehold interest	P+I	2	(4)	(4)	2039	19,365	19,567
Leasehold interest	P+I	1	(4)	(4)	2046	4,257	—
Leasehold interest	P+I	1	(4)	(4)	2046	3,592	—
Leasehold interest	P+I	1	(4)	(4)	2046	3,668	—
Leasehold interest	P+I	1	(4)	(4)	2051	17,150	—
Net investment						$444,579	$397,966
_____________________________________
(1)I/O: Interest Only; P+I: Principal and Interest
(2)Loan requires monthly payments of interest with a balloon payment due at maturity.
(3)Loan allows for prepayments in whole or in part without penalty.
(4)These leasehold interests are accounted for as loans receivable, as the lease for each property contains an option for the lessee to repurchase the leased property in the future.

Scheduled principal payments due to be received under the Company’s loans receivable as of March 31, 2026 were as follows:

(in thousands)	Loans Receivable
April 1 - December 31, 2026	$6,785
2027	7,816
2028	2,999
2029	1,584
2030	1,727
Thereafter	423,668
Total	$444,579
As of March 31, 2026 and December 31, 2025, the Company had $4.3 million and $4.4 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Minimum lease payments receivable	$18,518	$18,652
Estimated unguaranteed residual value of leased assets	559	559
Unearned income from leased assets	(14,744)	(14,850)
Net investment	$4,333	$4,361
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of March 31, 2026 were as follows:

(in thousands)	Future Minimum Base Rental Payments
April 1 - December 31, 2026	$397
2027	518
2028	532
2029	546
2030	560
Thereafter	15,965
Total	$18,518
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model), which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of March 31, 2026 and December 31, 2025, the Company recorded an allowance for credit losses of $1.2 million and $1.0 million, respectively, which is recorded within loans and direct financing receivables, net on the Company's consolidated balance sheets. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the three months ended March 31, 2026 and 2025, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2025	$896
Current period provision for expected credit losses(1)	44
Write-offs charged	—
Recoveries	—
Balance at March 31, 2025	$940

Balance at January 1, 2026	$1,004
Current period provision for expected credit losses(1)	622
Write-offs charged	(404)
Recoveries	—
Balance at March 31, 2026	$1,222
_____________________________________
(1)Changes in expected credit loss were primarily due to overall changes in the size of our loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of March 31, 2026:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2026	2025	2024	2023	Prior to 2023
LTV <60%	$—	$3,151	$—	$—	$51,793	$54,944
LTV 60%-70%	—	—	—	—	30,161	30,161
LTV >70%	52,503	77,367	111,536	10,775	111,624	363,805
	$52,503	$80,518	$111,536	$10,775	$193,578	$448,910
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the three months ended March 31, 2026 and 2025.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2025	5	$10,018	$—	$10,018
Transfers to held for sale classification	1	3,446	—	3,446
Sales	(4)	(8,577)	—	(8,577)
Transfers to held and used classification	(1)	(1,441)	—	(1,441)
Held for sale balance, March 31, 2025	1	$3,446	$—	$3,446

Held for sale balance, January 1, 2026	1	$2,635	$—	$2,635
Transfers to held for sale classification	3	18,215	—	18,215
Sales	—	—	—	—
Transfers to held and used classification	(1)	(2,635)	—	(2,635)
Held for sale balance, March 31, 2026	3	$18,215	$—	$18,215
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the three months ended March 31, 2026 or 2025 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended March 31,
State	2026	2025
Texas	12.7%	12.8%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	March 31, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$101,557	$46,343	$55,214	$88,145	$44,489	$43,656
Intangible market lease assets	12,162	6,805	5,357	11,072	6,607	4,465
Total intangible assets	$113,719	$53,148	$60,571	$99,217	$51,096	$48,121

Intangible market lease liabilities	$18,832	$5,000	$13,832	$15,521	$4,755	$10,766

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of March 31, 2026, by category and in total, were as follows:

Years Remaining
In-place leases	8.9
Intangible market lease assets	8.5
Total intangible assets	8.9

Intangible market lease liabilities	9.8
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Amortization of in-place leases (1)	$1,854	$1,361
Amortization (accretion) of market lease intangibles, net (2)	(47)	(11)
Amortization (accretion) of above- and below-market ground lease intangibles, net (3)	(31)	(32)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
April 1 - December 31, 2026	$5,500
2027	6,535
2028	5,544
2029	5,276
2030	4,830
Thereafter	27,529
Total	$55,214
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
April 1 - December 31, 2026	$(585)	$875	$290
2027	(762)	1,194	432
2028	(519)	1,070	551
2029	(507)	1,017	510
2030	(496)	928	432
Thereafter	(2,488)	8,748	6,260
Total	$(5,357)	$13,832	$8,475

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
Scheduled future minimum base rent due to be received under the remaining non-cancelable term of operating leases in place as of March 31, 2026 were as follows:

(in thousands)	Future Minimum Base Rent Due
April 1 - December 31, 2026	$412,982
2027	553,412
2028	558,456
2029	563,517
2030	564,806
Thereafter	6,725,944
Total	$9,379,117
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
The fixed and variable components of lease revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Fixed lease revenues	$150,232	$121,905
Variable lease revenues (1)	897	1,736
Total lease revenues (2)	$151,129	$123,641
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and other equipment leases which are classified as operating leases. As of March 31, 2026, the Company’s right of use ("ROU") assets and lease liabilities were $12.1 million and $13.3 million, respectively. As of December 31, 2025, the Company’s ROU assets and lease liabilities were $8.7 million and $8.8 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.

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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	20.1	24.4
Weighted average discount rate	6.90%	6.86%
The following table sets forth the details of rent expense for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025
Fixed rent expense - ground leases	$174	$171
Fixed rent expense - office and equipment leases	231	179
Variable rent expense	—	—
Total rent expense	$405	$350
As of March 31, 2026, future lease payments under ground, office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
April 1 - December 31, 2026	$393	$523	$916
2027	773	705	1,478
2028	790	729	1,519
2029	628	743	1,371
2030	579	754	1,333
Thereafter	5,019	17,260	22,279
Total	$8,182	$20,714	28,896
Present value discount			(15,599)
Lease liabilities			$13,297
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of March 31, 2026 and December 31, 2025:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	4.52%	4.87%
2028 Term Loan	January 2028	400,000	400,000	4.52%	4.77%
2029 Term Loan	February 2029(2)	450,000	450,000	4.52%	4.77%
2030 Term Loan	January 2030(2)	450,000	450,000	4.52%	4.77%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	2.95%	2.95%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
Revolving Credit Facility	February 2030(2)	100,000	—	4.46%	—%
Total principal outstanding		$2,630,000	$2,530,000	4.41%	4.60%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of March 31, 2026:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan(1)	2030 Term Loan(1)	Senior Unsecured Notes	Revolving Credit Facility(2)	Total
April 1 - December 31, 2026	$—	$—	$—	$—	$—	$—	$—
2027	430,000	—	—	—	—	—	430,000
2028	—	400,000	—	—	—	—	400,000
2029	—	—	450,000	—	—	—	450,000
2030	—	—	—	450,000	—	100,000	550,000
Thereafter	—	—	—	—	800,000	—	800,000
Total	$430,000	$400,000	$450,000	$450,000	$800,000	$100,000	$2,630,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
(2)Any amounts drawn will be due in February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.
The Company was not in default of any provisions under any of its outstanding indebtedness as of March 31, 2026 or December 31, 2025.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the Amended Credit Agreement as of March 31, 2026 and December 31, 2025.
The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2026	2025
Balance on January 1,	$—	$—
Borrowings	290,000	155,000
Repayments	(190,000)	(155,000)
Balance on March 31,	$100,000	$—
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Interest expense	$2,143	$1,648
Amortization of deferred financing costs	554	488
Total	$2,697	$2,136

Total deferred financing costs, net, of $6.2 million and $6.7 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the Company had $900.0 million and $1.0 billion, respectively, of unused borrowing capacity under the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of March 31, 2026 and December 31, 2025.
The following table presents information about aggregate interest expense related to the 2027 Term Loan and the CF Term Loans:

	Three months ended March 31,
(in thousands)	2026	2025
Interest expense	$19,674	$23,030
Amortization of deferred financing costs	980	980
Total	$20,654	$24,010
As of March 31, 2026 and December 31, 2025, total deferred financing costs, net, of $4.0 million and $5.0 million, respectively, related to the 2027 Term Loan and the CF Term Loans are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
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
The following is a summary of the senior unsecured notes outstanding as of March 31, 2026:

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
The following table presents information about interest expense related to the Company's Senior Notes for the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Interest expense	$8,166	$2,929
Amortization of deferred financing costs and original issue discount	397	139
Total	$8,563	$3,068
Total deferred financing costs, net, of $6.2 million and $6.4 million related to the Senior Notes were included within senior unsecured notes, net on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Senior Notes as of March 31, 2026 and December 31, 2025.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive loss and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive loss will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $1.7 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.

The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations to the Company. As of March 31, 2026, there were no events of default related to the Company's derivative financial instruments.
The following table summarizes the notional amount at inception and fair value of these instruments on the Company's consolidated balance sheets, all of which are interest rates swaps designated as cash flow hedges, as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value(1)	March 31, 2026	December 31, 2025
5	2027 Term Loan	1.41%	November 2026	$430,000	$6,386	$7,777
11	2028 Term Loan	3.66%	January 2028	400,000	(574)	(3,148)
8	2029 Term Loan	4.40%	February 2029	450,000	(11,010)	(14,973)
15	2030 Term Loan	3.82%	December 2029	450,000	(4,711)	(8,021)
				$1,730,000	$(9,909)	$(18,365)
_____________________________________
(1)Aggregate notional value indicates the extent of the Company's involvement in these instruments, but does not represent exposure to credit, interest rate or market risks.
(2)Derivatives in an asset position are included within derivative assets, and derivatives in a liability position are included within derivative liabilities on the Company's consolidated balance sheets.
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
The following table presents amounts recorded to accumulated other comprehensive loss related to derivative and hedging activities for the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Other comprehensive income (loss)	$8,576	$(22,364)
As of March 31, 2026, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.2 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $17.2 million.
As of December 31, 2025, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.9 million and the fair value of derivatives in a net liability position, including accrued interest but excluding an adjustment for nonperformance risk related to these agreements, was $26.4 million.
During the three months ended March 31, 2026, and 2025, the Company realized a gain on the change in fair value of its interest rate swaps of $1.4 million and $4.2 million, respectively, which are included as a reduction of interest expense in the Company's consolidated statements of operations.
As of March 31, 2026 and December 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $10.1 million and $18.5 million net liability as of March 31, 2026 and December 31, 2025, respectively.

7. Equity
Stockholders’ Equity
In March 2025, the Company completed a follow-on primary public offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. Through March 31, 2026, the Company physically settled 7,215,000 shares under the forward sale agreements relating to this offering, realizing net proceeds of $219.7 million. Including shares physically settled to date and assuming full physical settlement of the remaining forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $285.9 million.
In February 2026, the Company completed a follow-on primary offering of 12,499,999 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,630,434 additional shares of common stock, at a public offering price of $32.20 per share, and entered into forward sale agreements relating to all such shares. Assuming full physical settlement of the forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $383.4 million. No shares under these forward sale agreements have been settled as of March 31, 2026.
At the Market Program
In October 2024, the Company established a successor at the market common equity offering program, pursuant to which it is authorized to publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $750 million (as amended, the "October 2024 ATM Program"). As context requires, references to the Company's "ATM Program" are to the October 2024 ATM Program and the Company's prior ATM programs. Sales may be made under the ATM Program through identified sales agents, as sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the ATM Program also permits the Company to enter into separate forward sale agreements with identified forward purchasers.
The following table presents information about the ATM Program (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through March 31, 2026 (1)
October 2024 ATM Program	October 2024		$750,000	$419,257
____________________________________
(1)Includes sales of 2,980,009 shares under the October 2024 ATM Program that the Company completed on a forward basis and that were not settled as of March 31, 2026.
The following table details activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended March 31,
	2026	2025
Shares of common stock sold (1) (2)	525,441	635,400
Weighted average sale price per share	$31.83	$32.43
Gross proceeds	$16,727	$20,604
Net proceeds	$16,435	$20,449
_____________________________________
(1)Includes 525,441 and 635,400 shares of common stock that the Company sold on a forward basis during the three months ended March 31, 2026 and 2025, respectively, which were not physically settled as of March 31, 2026 and 2025, respectively.
(2)During the three months ended March 31, 2026 and 2025, the Company issued 3,731,352 and 9,732,006 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2025 and 2024, respectively.

Dividends on Common Stock
During the three months ended March 31, 2026 and 2025, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
March 6, 2026	March 31, 2026	April 14, 2026	$0.310	$67,123
March 7, 2025	March 31, 2025	April 11, 2025	$0.295	$58,368
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
As of March 31, 2026, the Company held 216,245,955 OP Units, representing a 99.7% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling Unit Holders") held 572,787 OP Units and vested LTIP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. As of December 31, 2025, the Company held 209,702,433 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units and vested LTIP Units held by the Non-controlling Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
Holders of OP Units and vested LTIP Units have the right to distributions per unit equal to dividends per share paid on the Company’s common stock. Vested LTIP Unit holders have the right to convert LTIP Units into OP Units on a one-for-one basis, provided, however, that such LTIP Units must have been held for at least two years following their initial grant date. OP Unit holders have the right to redeem OP Units for cash or, at the Company’s election, shares of the Company’s common stock on a one-for-one basis. Distributions to OP Unit holders and vested LTIP Unit holders are declared and paid concurrently with the Company’s cash dividends to common stockholders. See Note 7—Equity for details.
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

The following table presents information about the Company’s RSUs and LTIP Units during the three months ended March 31, 2026 and 2025:

	Restricted Stock Units		LTIP Units
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2025	953,401	$32.87	—	$—
Granted	329,070	34.49	221,983	38.39
Vested	(441,926)	33.12	—	—
Forfeited	(300)	31.43	—	—
Unvested, March 31, 2025	840,245	$33.37	221,983	$38.39

Unvested, January 1, 2026	789,213	$33.59	189,410	$38.39
Granted	394,217	35.88	288,427	38.33
Vested	(575,956)	33.81	(18,940)	30.90
Forfeited	(3,090)	31.67	—	—
Unvested, March 31, 2026	604,384	$34.89	458,897	$38.66
Restricted Stock Units and LTIP Units
Performance-Based Awards. The Company issues grants of performance-based RSUs and LTIP Units to the Company’s senior management team under the Equity Incentive Plans. Of these awards, 75%, in the case of performance-based RSU awards issued in 2022 and 2023, and 100%, in the case of awards issued subsequent to 2023, are non-vested RSUs or LTIP Units for which vesting percentages and the ultimate number of units vesting is calculated based on the total stockholder return (“TSR”) of the Company’s common stock as compared to the TSR of peer companies identified in the grant agreements over the relevant performance period. The payout schedule can produce vesting percentages ranging from 0% to 250% of target. TSR is calculated over the performance period for each award based upon the average closing price for the 20-trading day period ending December 31st of the year prior to grant divided by the average closing price for the 20-trading day period ending December 31st of the third year following the grant. The target number of units is based on achieving a TSR equal to the 50th percentile of the peer group. The Company records expense on these TSR RSUs and LTIP Units based on achieving the target.
The following table summarizes the Company’s performance-based RSU and LTIP Unit grants at target during the relevant periods:

	2026	2025	2024	2023	2022
Performance-based RSU grants	—	6,840	149,936	147,587	149,699
Performance-based LTIP Unit grants	173,056	133,191	—	—	—
Total performance-based grants	173,056	140,031	149,936	147,587	149,699
The grant date fair values of the TSR RSUs and LTIP Units were measured using a Monte Carlo simulation model based on the following assumptions:

	Grant Year
	2026	2025
Volatility	21%	24%
Risk free rate	3.50%	4.50%
The remaining 25% of the performance-based RSUs issued in 2022 and 2023 vest based on the Compensation Committee's subjective evaluation of the individual recipient’s achievement of certain strategic objectives over the relevant performance period of the award. In February 2025 and 2026, the Compensation Committee identified specific performance targets and completed its subjective evaluation in relation to the performance-based RSUs issued in 2022 and 2023 and concluded that 85,114 and 87,465 RSUs, respectively, should be awarded. 50% of these RSUs vested immediately upon the Compensation Committee's certification and the remaining 50% vested or will vest on the December 31st following the Compensation Committee's certification, subject to the recipient's continued provision of service to the Company through such date. The Company began recording compensation expense with respect to these subjective performance-based RSUs granted in 2022 and 2023 after the completion of the Compensation Committee's subjective evaluation.
January 2022 Performance-Based Award. In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. These RSUs vest based on the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period ended December 31, 2025, and the payout schedule can produce vesting percentages ranging from 0% to 200% of target. Based on the Company's actual performance through the performance period ended December 31, 2025, these awards vested at 200% of target. 50% of these awards vested in January 2026, and the remaining 50% will vest in January 2027, subject to the recipient's continued provision of service to the Company through such date. During the three months ended March 31, 2026, based on the Company's actual AFFO CAGR performance during the performance period, and during the three months ended March 31, 2025, based on the Company's AFFO CAGR forecast for the performance period, the Company concluded that achievement of the maximum performance level was probable and recorded compensation expense based on these actual or forecasted AFFO CAGRs.
Service-Based Awards. The Company also issues RSUs and LTIP Units to the Company’s executive officers, other employees and directors under the Equity Incentive Plans which vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table summarizes the Company’s service-based vesting RSU and LTIP Unit grants during the relevant periods:

	2026	2025	2024	2023	2022
RSU grants	92,307	102,892	179,187	210,406	199,793
LTIP Unit grants	115,371	88,792	—	—	—
Total grants	207,678	191,684	179,187	210,406	199,793
A portion of the RSUs that vested in 2026 and 2025 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
Alignment of Interest Program. Under the Company's Alignment of Interest Program (the “AIP”), adopted in February 2026, certain senior-level employees of the Company may elect to defer some or all of their future cash bonuses into RSUs or LTIP Units and, depending on the deferral period, receive additional equity awards, with the equity awards subject to service-based vesting conditions. Such awards vest over periods ranging from zero to five years in accordance with the terms of the applicable grant agreements. Compensation expense is recognized on a straight-line basis over the requisite service period for the entire award, which commences in the performance year to which the bonus relates. The awards under the AIP are accounted for as liability-classified awards as the service inception date precedes the accounting grant date. The awards will be re-classified as equity-classified awards following the accounting grant date. Accordingly, the awards are measured at fair value and accrued over the applicable service period. The total estimated fair value of the elections made for 2026 under the AIP was $1.9 million as of March 31, 2026. The awards are remeasured to fair value at each reporting period until the unvested RSUs or LTIP Units are granted. For the three months ended March 31, 2026, the Company recognized compensation expense of approximately $36,000 associated with these awards.
The following table presents information about the Company’s RSUs, LTIP Units and AIP for the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Compensation cost recognized in general and administrative expense	$4,165	$3,968
Dividend equivalents and distributions declared and charged directly to distributions in excess of cumulative earnings	362	226
Fair value of units vested during the period	20,058	14,639

The following table presents information about the Company’s RSUs, LTIP Units and AIP as of the dates presented:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Total unrecognized compensation cost	$26,553	$23,492
Weighted average period over which compensation cost will be recognized (in years)	2.7	2.5
10. Net Income Per Share
The Company computes net income per share pursuant to the guidance in FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested RSUs and LTIP Units which contain rights to receive non-forfeitable dividends or dividend equivalents as participating securities requiring the two-class method of computing net income per share. Diluted net income per share of common stock further considers the effect of potentially dilutive shares of common stock outstanding during the period, including the assumed vesting of RSUs and LTIP Units with a market-based or service-based vesting condition, where dilutive. The OP Units and vested LTIP Units held by non-controlling interests represent potentially dilutive securities as the vested LTIP Units may be redeemed for OP Units and the OP Units may be redeemed for cash or, at the Company’s election, exchanged for shares of the Company’s common stock on a one-for-one basis.
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended March 31,
(dollar amounts in thousands)	2026	2025
Numerator for basic and diluted net income per share:
Net income	$59,950	$56,281
Less: net income attributable to non-controlling interests	(158)	(173)
Less: net income allocated to unvested RSUs and LTIP Units	(362)	(226)
Net income available for common stockholders: basic	59,430	55,882
Net income attributable to non-controlling interests	158	173
Net income available for common stockholders: diluted	$59,588	$56,055

Denominator for basic and diluted net income per share:
Weighted average shares outstanding used in basic net income per share	210,177,842	188,460,600
Effects of dilutive securities: (1)
OP Units and Vested LTIP Units	569,209	553,847
Unvested RSUs and LTIP Units	647,037	821,147
Forward sales	670,761	1,119,509
Weighted average shares outstanding used in diluted net income per share	212,064,849	190,955,103
_____________________________________
(1)The three months ended March 31, 2026 and 2025, respectively, exclude the impact of 89,458 and 194,416 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive.
11. Commitments and Contingencies
As of March 31, 2026, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $106.3 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of March 31, 2026, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.

Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of March 31, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025
401(k) matching contributions	$178	$212
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of March 31, 2026 and December 31, 2025.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans as of March 31, 2026 and December 31, 2025 approximate fair value.
The Company measures the fair value of its Senior Notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial (liabilities) assets:
Senior unsecured notes(1)	$(787,105)	$(753,024)	$(753,024)	$—	$—
Interest rate swaps	(9,908)	(9,908)	—	(9,908)	—

December 31, 2025
Financial (liabilities) assets:
Senior unsecured notes(1)	$(786,708)	$(766,504)	$(766,504)	$—	$—
Interest rate swaps	(18,365)	(18,365)	—	(18,365)	—
_____________________________________
(1)Carrying value is net of $6.2 million and $6.4 million of net deferred financing costs and $6.7 million and $6.9 million of net discount as of March 31, 2026 and December 31, 2025, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Non-financial assets:
Long-lived assets	$20,311	$20,311	$—	$—	$20,311

December 31, 2025
Non-financial assets:
Long-lived assets	$3,394	$3,394	$—	$—	$3,394
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

Quantitative information about Level 3 fair value measurements as of March 31, 2026 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Quick service restaurant	$600	Sales comparison approach	Non-binding sales agreement	$600
Car wash	6,121	Sales comparison approach	Binding sales agreement	6,121
Car wash	6,121	Sales comparison approach	Binding sales agreement	6,121
Quick service restaurant	900	Sales comparison approach	Non-binding sales agreement	900
Home furnishings	2,848	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	2,848
Medical / Dental	3,250	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	3,250
Quick service restaurant	227	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	227
Quick service restaurant	244	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	244
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after March 31, 2026 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
Subsequent Acquisition and Disposition Activity
Subsequent to March 31, 2026, the Company invested in three real estate properties for an aggregate investment amount (including acquisition-related costs) of $5.8 million and invested $5.7 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company.
Subsequent to March 31, 2026, the Company sold its investment in five real estate properties for a gross sales price of $20.8 million and incurred $0.7 million of disposition costs related to these transactions.

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
•changes in the U.S. tax law and other U.S. laws, whether or not specific to REITs; and

•additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of March 31, 2026, 91.6% of our $584.2 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on March 31, 2026 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the NYSE under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of March 31, 2026, we had a portfolio of 2,417 properties (inclusive of one undeveloped land parcel and 150 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $584.2 million and was 99.7% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of March 31, 2026, our portfolio was 99.7% occupied by tenants operating 662 different brands, or concepts, across 48 states, with none of our tenants contributing more than 3.2% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of March 31, 2026, our leases had a weighted average remaining lease term of 14.6 years (based on annualized base rent), with 2.8% of our annualized base rent attributable to leases expiring prior to January 1, 2029. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the three months ended March 31, 2026, 100% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of March 31, 2026, 65.3% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of March 31, 2026, 97.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.7% per year.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of March 31, 2026, our average investment per property was $3.0 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of March 31, 2026, our portfolio’s weighted average rent coverage ratio was 3.5x, and 99.0% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of March 31, 2026, we had a portfolio of 2,417 properties, with annualized base rent of $584.2 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with our tenants operating 662 different concepts across 48 states. No single tenant contributed more than 3.2% of our annualized base rent as of March 31, 2026, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
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
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the three months ended March 31, 2026, 100% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 57% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of March 31, 2026, leases contributing 99.0% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.6% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the three months ended March 31, 2026, 100% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 57% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of March 31, 2026, our leases had a weighted average remaining lease term of 14.6 years (based on annualized base rent), with only 2.8% of our annualized base rent attributable to leases expiring prior to January 1, 2029, and 97.6% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.7% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended June 30, 2024 through the quarter ended March 31, 2026 (dollars in thousands):

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Investment activity	$333,910	$307,615	$333,435	$307,706
Number of transactions	35	37	37	21
Property count	83	57	78	48
Avg. investment per unit	$3,393	$4,102	$3,281	$5,453
Cash cap rate [1]	8.0%	8.1%	8.0%	7.8%
GAAP cap rate [2]	9.1%	9.1%	9.2%	9.4%
Master lease percentage [3,4]	76%	57%	69%	71%
Sale-leaseback percentage [3,5]	100%	89%	100%	90%
Existing relationship percentage	82%	79%	79%	86%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.0x	4.7x	3.4x	3.0x
Lease term (years)	17.8	17.2	17.7	17.5

	Three Months Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Investment activity	$334,041	$369,848	$295,814	$388,632
Number of transactions	25	35	34	22
Property count	77	87	58	126
Avg. investment per unit	$3,971	$3,849	$4,588	$2,887
Cash cap rate [1]	7.9%	8.0%	7.7%	7.7%
GAAP cap rate [2]	9.7%	10.0%	9.1%	8.8%
Master lease percentage [3,4]	69%	76%	76%	49%
Sale-leaseback percentage [3,5]	93%	97%	100%	100%
Existing relationship percentage	88%	70%	85%	57%
Percentage of financial reporting[3]	100%	100%	100%	100%
Rent coverage ratio	3.4x	5.9x	4.7x	3.1x
Lease term (years)	19.5	18.6	19.4	17.7
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

The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended June 30, 2024 through the quarter ended March 31, 2026 (dollars in thousands):

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Disposition volume[1]	$4,783	$16,973	$60,449	$24,338
Cash cap rate on leased assets [2]	7.3%	6.8%	7.0%	6.9%
Leased properties sold [3]	4	7	24	10
Vacant properties sold [3]	2	2	—	1

	Three Months Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
Disposition volume[1]	$46,193	$11,455	$48,083	$10,175
Cash cap rate on leased assets [2]	7.3%	6.6%	6.9%	6.9%
Leased properties sold [3]	18	6	13	5
Vacant properties sold [3]	5	1	6	1
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of March 31, 2026, the net investment value of our income property portfolio totaled $6.9 billion, consisting of investments in 2,417 properties (inclusive of one undeveloped land parcel and 150 properties which secure our investments in mortgage loans receivable), with annualized base rent of $584.2 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends as declared by our board of directors. The occupancy level of our portfolio is high (99.7% as of March 31, 2026) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of March 31, 2026, seven of our investment properties were vacant, less than 1% of our portfolio, and all remaining properties were subject to a lease (excluding one undeveloped land parcel) or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 69 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of March 31, 2026, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $340.6 million, and, as of such date, we have funded $234.3 million of this commitment. We expect to fund the remaining commitment totaling $106.3 million by March 31, 2027.

Additionally, as of April 17, 2026, we were under contract to acquire three properties with an aggregate purchase price of $12.4 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward sale agreements, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our October 2024 ATM Program, under which we may offer and sell common stock with an aggregate gross sales price of up to $330.7 million as of April 17, 2026.
Our long-term liquidity requirements consist primarily of the funds necessary to make additional investments and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash from operating activities, borrowings under our Revolving Credit Facility, future debt financings, proceeds from the sale of our common stock and proceeds from the sale of selected properties in our portfolio. However, at any point in time, there may be a number of factors that could have a material and adverse effect on our ability to access these capital sources, including unfavorable conditions in the overall equity and credit markets, our level of leverage, the portion of our portfolio that is unencumbered, our credit ratings, borrowing restrictions imposed by our debt agreements, general market conditions for real estate and potentially REITs specifically, our operating performance, our liquidity and general market perceptions about us. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources to fund our future investments and thereby grow our cash flows.
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units and LTIP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the three months ended March 31, 2026, our board of directors declared total cash distributions of $0.31 per share of common stock/OP Unit/LTIP Unit totaling $67.6 million and $67.6 million was payable as of March 31, 2026. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
Generally, our short-term debt capital needs are provided through the use of our Revolving Credit Facility. We manage our long-term leverage position through the issuance of long-term fixed-rate debt on an unsecured or secured basis. Generally, we will seek to issue long-term debt on an unsecured basis as we believe this facilitates greater flexibility in the management of our portfolio and our ability to retain optionality in our overall financing and growth strategy. By seeking to match the expected cash inflows from our long-term income producing investments with the expected cash outflows for our long-term debt, we seek to "lock in," for as long as is economically feasible, the expected positive spread between our scheduled cash inflows from our investments and the cash outflows on our debt obligations. In this way, we seek to reduce the risk that increases in interest rates would adversely impact our cash flows and results of operations. Our ability to execute leases that contain annual rent escalations also contributes to our ability to manage the risk of a rising interest rate environment. We use various financial instruments designed to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies such as interest rate swaps and caps, depending on our analysis of the interest rate environment and the costs and risks of such strategies. Although we are not required to maintain a particular leverage ratio and may not be able to do so, we generally consider that a level of pro forma net debt (which includes recourse and non-recourse debt and any outstanding preferred stock, less cash and cash equivalents, restricted cash available for future investment and estimated proceeds from any unsettled forward sale agreements assuming full physical settlement) that, over time, is generally less than 5.5 times our annualized adjusted EBITDAre is prudent for a real estate company like ours.
As of March 31, 2026, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies, and our weighted average debt maturity was 4.0 years. As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.

Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings and mortgage financing of a single-asset or a portfolio of assets. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at March 31, 2026, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward sale agreements, and our potential access to additional sources of capital, will be sufficient to fund our operations for the next 12 months, including investing in the real estate for which we currently have commitments, and the longer-term period thereafter.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At March 31, 2026, the Operating Partnership had issued and outstanding $800.0 million of senior notes. The obligations of the Operating Partnership under the Senior Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of March 31, 2026 and December 31, 2025:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.26%	2.36%
2028 Term Loan	January 2028	400,000	400,000	4.51%	4.51%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.25%	5.25%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.67%	4.67%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
Revolving Credit Facility	February 2030 (2)	100,000	—	4.46%	—%
Total principal outstanding		$2,630,000	$2,530,000	4.22%	4.23%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended on February 6, 2025 (the "Amended Credit Agreement"), and provides for revolving loans of up to $1.0 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn as of March 31, 2026.
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
The Operating Partnership is the borrower under the Amended Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of March 31, 2026, we were in compliance with these covenants.
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

The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of March 31, 2026, we were in compliance with these covenants.
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
The indenture and supplemental indenture creating the Senior Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of March 31, 2026, we were in compliance with these covenants.
Cash Flows
Comparison of the three months ended March 31, 2026 and 2025
As of March 31, 2026, we had $15.2 million of cash and cash equivalents and $1.0 million of restricted cash, as compared to $47.0 million of cash and cash equivalents and no restricted cash as of March 31, 2025.
Cash Flows for the three months ended March 31, 2026
During the three months ended March 31, 2026, net cash provided by operating activities was $99.8 million and our net income was $60.0 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $46.9 million, including increases for i) depreciation and amortization of tangible, intangible and right of use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $45.5 million, ii) our provision for impairment of real estate of $16.8 million, iii) non-cash equity-based compensation expense of $4.2 million, iv) adjustments to rental revenue for tenant credit of $1.4 million and v) the change in our provision for credit losses of $0.6 million, reduced by i) our $5.3 million gain on dispositions of real estate, net and ii) $16.3 million related to the recognition of straight-line rent receivables. An additional inflow was from our increase in accrued liabilities and other payables of $2.9 million, offset by the outflow caused by the increase in our rent receivables, prepaid expenses and other assets, net of $10.0 million.
Net cash used in investing activities during the three months ended March 31, 2026 was $373.0 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures, construction in progress and lease incentives, and in mortgage loans receivable, which totaled $388.8 million in the aggregate. These cash outflows were partially offset by $9.8 million of proceeds from sales of investments, net of disposition costs, and $6.1 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $219.0 million during the three months ended March 31, 2026 reflected net cash inflows of $192.7 million from the issuance of common stock and $290.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $65.4 million in dividends, the repayment of $190.0 million of borrowings under the Revolving Credit Facility, the payment of

$0.2 million of offering costs, and the payment of $8.2 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2026.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of March 31, 2026:

	Payment due by period
(in thousands)	Total	April 1 - December 31, 2026	2027-2028	2029-2030	Thereafter
Unsecured term loans	$1,730,000	$—	$830,000	$900,000	$—
Senior unsecured notes	800,000	—	—	—	800,000
Revolving Credit Facility	100,000	—	—	100,000	—
Tenant construction financing and reimbursement obligations (1)	106,338	106,338	—	—	—
Operating lease obligations (2)	28,896	916	2,997	2,704	22,279
Total	$2,765,234	$107,254	$832,997	$1,002,704	$822,279
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $20.7 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
Additionally, we may enter into commitments to purchase goods and services in connection with the operation of our business. These commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures as adjusted for growth.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have not made any material changes to these policies during the periods covered by this quarterly report.

Our Real Estate Investment Portfolio
As of March 31, 2026, we had a portfolio of 2,417 properties, inclusive of one undeveloped land parcel and 150 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $584.2 million. Our tenants operate 662 different concepts across 48 states. None of our tenants represented more than 3.2% of our portfolio at March 31, 2026, and our top ten largest tenants represented 15.8% of our annualized base rent as of that date.
As of March 31, 2026, 97.5% of our leases (based on annualized base rent) were triple-net, where the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Diversification by Tenant
As of March 31, 2026, our top ten tenants included ten different concepts. The following table details information about our tenants and the related concepts as of March 31, 2026 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	57	$18,934	3.2%
Express Wash Operations, LLC	Whistle Express Car Wash	33	10,900	1.9%
CNP Holdings, LLC	Chicken N Pickle	8	8,641	1.5%
BW Ultimate Parent, LLC	Allsup's/YesWay	13	8,337	1.4%
Dave & Buster's Inc.	Dave & Buster's	5	8,240	1.4%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	13	8,026	1.4%
Busy Bees US Holdings Limited	Various	32	7,359	1.3%
Early Foundations LLC	Primrose School	21	7,329	1.3%
Denali Midco 2 LLC	Super Star Car Wash	19	6,961	1.2%
GSP Flagstop LLC	Flagstop Car Wash	20	6,880	1.2%
Top 10 Subtotal		221	91,606	15.8%
Other		2,188	492,561	84.2%
Total		2,409	$584,166	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes one undeveloped land parcel and seven vacant properties.

Diversification by Concept
Our tenants operate their businesses across 662 concepts. (i.e., brands). The following table provides information about the top ten concepts in our portfolio as of March 31, 2026 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$18,934	3.2%	57	1,104,897
Crunch Fitness	Experience	15,618	2.7%	27	1,011,932
Whistle Express Car Wash	Service	10,900	1.9%	33	135,867
Denny's Restaurant	Service	10,394	1.8%	73	351,685
John Deere	Service	9,717	1.7%	43	877,794
Chicken N Pickle	Experience	8,641	1.5%	8	279,483
Allsup's/YesWay	Service	8,337	1.4%	13	75,429
Primrose School	Service	8,289	1.4%	23	272,636
Super Star Car Wash	Service	6,961	1.2%	19	91,470
Flagstop Car Wash	Service	6,880	1.2%	20	93,538
Top 10 Subtotal		104,672	17.9%	316	4,294,731
Other		479,495	82.1%	2,093	22,810,612
Total		$584,166	100.0%	2,409	27,105,343
_____________________________________
(1)Excludes one undeveloped land parcel and seven vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of March 31, 2026 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$76,163	13.0%	220	1,083,076	$69.91
Medical / Dental	Service	71,183	12.2%	281	2,293,824	29.99
Early Childhood Education	Service	63,408	10.9%	256	2,781,513	22.56
Quick Service	Service	49,545	8.5%	466	1,249,440	39.94
Automotive Service	Service	48,759	8.3%	317	2,480,130	19.50
Convenience Stores	Service	37,117	6.4%	177	773,083	48.65
Casual Dining	Service	33,972	5.8%	130	923,447	36.79
Equipment Rental and Sales	Service	28,650	4.9%	100	1,982,691	14.45
Other Services	Service	18,046	3.1%	72	912,573	19.78
Family Dining	Service	16,361	2.8%	99	555,326	29.65
Pet Care Services	Service	7,835	1.3%	35	294,841	25.59
Service Subtotal		451,039	77.2%	2,153	15,329,944	29.19
Entertainment	Experience	54,883	9.4%	74	2,632,159	19.55
Health and Fitness	Experience	24,548	4.2%	47	1,787,385	13.14
Movie Theaters	Experience	4,436	0.8%	6	293,206	15.13
Experience Subtotal		83,867	14.4%	127	4,712,750	16.85
Other Industrial	Industrial	29,297	5.0%	63	4,103,188	7.00
Building Materials	Industrial	4,808	0.8%	24	1,297,669	3.71
Industrial Subtotal		34,105	5.8%	87	5,400,857	6.22
Grocery	Retail	14,737	2.5%	41	1,635,542	9.01
Home Furnishings	Retail	418	0.1%	1	26,250	15.92
Retail Subtotal		15,155	2.6%	42	1,661,792	9.12
Total/Weighted Average		$584,166	100.0%	2,409	27,105,343	$21.23
_____________________________________
(1)Excludes one undeveloped land parcel and seven vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 2,417 properties are located in 48 states. The following table details the geographical locations of our properties as of March 31, 2026 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$76,397	13.1%	277	3,538,923
Florida	42,570	7.3%	139	1,231,537
Georgia	36,196	6.2%	169	1,286,017
Ohio	30,611	5.2%	146	1,696,344
Wisconsin	26,081	4.5%	99	1,472,770
Missouri	21,474	3.7%	93	1,450,515
Oklahoma	19,011	3.3%	73	986,076
North Carolina	18,479	3.2%	86	790,650
Indiana	18,150	3.1%	80	828,661
Arizona	17,497	3.0%	70	733,113
Illinois	17,443	3.0%	70	821,103
Alabama	15,108	2.6%	65	931,286
South Carolina	14,123	2.4%	67	558,561
Michigan	14,108	2.4%	69	1,213,064
Pennsylvania	13,311	2.3%	70	710,609
Tennessee	13,304	2.3%	64	464,983
New Jersey	13,156	2.3%	34	497,462
Virginia	12,969	2.2%	41	422,951
New York	12,232	2.1%	68	728,522
Minnesota	11,535	2.0%	45	641,853
California	11,399	2.0%	36	265,409
Mississippi	11,294	1.9%	76	415,174
Louisiana	10,778	1.8%	37	352,037
Arkansas	10,213	1.7%	66	507,946
Colorado	9,258	1.6%	34	392,441
New Mexico	8,167	1.4%	28	187,680
Massachusetts	7,736	1.3%	35	488,841
Kentucky	7,599	1.3%	51	327,218
Iowa	7,571	1.3%	35	414,813
Connecticut	7,236	1.2%	22	555,538
Utah	7,186	1.2%	7	528,351
Nevada	6,718	1.2%	16	168,720
Maryland	5,371	0.9%	17	276,445
Kansas	4,919	0.8%	18	201,900
New Hampshire	3,792	0.6%	13	268,937
Oregon	3,676	0.6%	10	187,977
Washington	2,926	0.5%	17	105,513
South Dakota	2,775	0.5%	9	130,152
North Dakota	2,573	0.4%	7	97,442
West Virginia	2,350	0.4%	24	85,800
Nebraska	2,222	0.4%	11	138,797
Vermont	1,286	0.2%	10	80,819
Maine	1,167	0.2%	4	71,000
Idaho	788	0.1%	3	43,588
Rhode Island	481	0.1%	2	22,865
Delaware	415	0.1%	1	4,186
Wyoming	300	0.1%	1	10,001
Alaska	215	0.0%	2	6,630
Total	$584,166	100.0%	2,417	27,341,220

Lease Expirations
As of March 31, 2026, the weighted average remaining term of our leases was 14.6 years (based on annualized base rent), with only 2.8% of our annualized base rent attributable to leases expiring prior to January 1, 2029. The following table sets forth our lease expirations for leases in place as of March 31, 2026 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2026	$5,397	0.9%	29	3.0x
2027	6,118	1.0%	41	3.7x
2028	4,562	0.8%	17	2.9x
2029	11,279	1.9%	122	4.7x
2030	6,006	1.0%	56	3.7x
2031	11,109	1.9%	58	3.0x
2032	13,588	2.3%	45	4.0x
2033	6,516	1.1%	26	3.1x
2034	29,056	5.0%	188	5.0x
2035	20,321	3.5%	122	3.8x
2036	38,613	6.6%	160	3.6x
2037	23,458	4.0%	121	3.7x
2038	51,560	8.8%	190	4.3x
2039	43,169	7.5%	176	3.6x
2040	46,885	8.0%	166	4.4x
2041	22,500	3.9%	99	2.4x
2042	24,825	4.2%	115	3.0x
2043	49,530	8.5%	183	2.3x
2044	47,627	8.2%	166	2.7x
2045	71,259	12.2%	200	3.0x
Thereafter	50,788	8.7%	129	4.1x
Total/Weighted Average	$584,166	100.0%	2,409	3.5x
_____________________________________
(1)Expiration year of contracts in place as of March 31, 2026, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes one undeveloped land parcel and seven vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of March 31, 2026, the weighted average rent coverage ratio of our portfolio was 3.5x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of March 31, 2026 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	68.3%
1.50x to 1.99x	16.5%
1.00x to 1.49x	11.2%
< 1.00x	3.4%
Not reported	0.6%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of March 31, 2026 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	0.1%	0.2%	0.9%	0.2%	0.2%
B-	—%	0.2%	—%	0.1%	2.9%
B	—%	0.9%	0.5%	2.0%	6.9%
B+	—%	0.6%	2.5%	5.1%	7.1%
BB-	0.1%	0.2%	0.5%	2.5%	11.5%
BB	—%	0.6%	0.9%	3.2%	9.0%
BB+	—%	0.1%	1.8%	0.4%	10.4%
BBB-	0.1%	0.1%	2.4%	0.9%	7.1%
BBB	—%	—%	0.4%	1.4%	5.3%
BBB+	0.1%	0.3%	0.2%	0.1%	2.5%
A-	—%	—%	—%	0.1%	1.3%
A	—%	—%	—%	0.1%	1.1%
A+	—%	—%	—%	—%	—%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended March 31, 2026 and 2025

	Three months ended March 31,
(dollar amounts in thousands)	2026	2025	Change	%
Revenues:
Rental revenue	$149,392	$121,792	$27,600	22.7%
Interest on loans and direct financing lease receivables	8,627	7,525	1,102	14.6%
Other revenue, net	779	37	742	2,005.4%
Total revenues	158,798	129,354	29,444

Expenses:
General and administrative	12,327	11,543	784	6.8%
Property expenses	1,495	2,257	(762)	(33.8)%
Depreciation and amortization	43,189	34,993	8,196	23.4%
Provision for impairment of real estate	16,830	5,883	10,947	186.1%
Change in provision for credit losses	622	44	578	1313.6%
Total expenses	74,463	54,720	19,743
Other operating income:
Gain on dispositions of real estate, net	5,312	4,984	328	(6.6)%
Income from operations	89,647	79,618	10,029
Other (expense)/income:
Interest expense	(29,947)	(23,793)	(6,154)	25.9%
Interest income	410	614	(204)	(33.2)%
Income before income tax expense	60,110	56,439	3,671
Income tax expense	160	158	2	1.3%
Net income	59,950	56,281	3,669
Net income attributable to non-controlling interests	(158)	(173)	15	(8.7)%
Net income attributable to stockholders	$59,792	$56,108	$3,684
Revenues:
Rental revenue. Rental revenue increased by $27.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio, which grew by 277 rental properties, or 14%, since March 31, 2025. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2026 from acquisitions that were made during 2025 and early 2026.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $1.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the increase in our mortgage loans receivable portfolio during 2026, which led to a higher average daily balance of loans receivable outstanding during the three months ended March 31, 2026.
Other revenue, net. Other revenue increased by $0.7 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to non-recurring lease termination and other fees received during the three months ended March 31, 2026.

Expenses:
General and administrative. General and administrative expenses increased by $0.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in equity-based compensation expense and professional fees during the three months ended March 31, 2026.
Property expenses. Property expenses decreased by $0.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in property expenses was primarily due to decreased reimbursable property taxes and property-related operating costs during the three months ended March 31, 2026.
Depreciation and amortization. Depreciation and amortization expense increased by $8.2 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate investment portfolio during the three months ended March 31, 2026.
Provision for impairment of real estate. Impairment charges on real estate investments were $16.8 million and $5.9 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, we recorded a provision for impairment of real estate on eight and seven of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio increased by $0.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $0.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. We disposed of six and 11 real estate investments during the three months ended March 31, 2026 and 2025, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $6.2 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in interest expense was primarily due to an increase in our outstanding debt balance during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Interest income. Interest income decreased by $0.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in interest income was primarily due to a decrease in our short term investments and a decrease in interest rates during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Income tax expense. Income tax expense increased by approximately $2,000 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2026	2025
Net income	$59,950	$56,281
Depreciation and amortization of real estate	43,130	34,950
Provision for impairment of real estate	16,830	5,883
Gain on dispositions of real estate, net	(5,312)	(4,984)
FFO attributable to stockholders and non-controlling interests	114,598	92,130
Non-core (income) expense (1)	48	—
Core FFO attributable to stockholders and non-controlling interests	114,646	92,130
Adjustments:
Straight-line rental revenue, net	(15,365)	(10,973)
Non-cash interest	1,441	1,278
Non-cash compensation expense	4,165	3,968
Other amortization expense	286	252
Other non-cash adjustments	1,192	272
Capitalized interest expense	(561)	(1,226)
AFFO attributable to stockholders and non-controlling interests	$105,804	$85,701
_____________________________________
(1)Includes non-core technology expenses during the three months ended March 31, 2026.
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
The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2026	2025
Net income	$59,950	$56,281
Depreciation and amortization	43,189	34,993
Interest expense	29,947	23,793
Interest income	(410)	(614)
Income tax expense	160	158
EBITDA attributable to stockholders and non-controlling interests	132,836	114,611
Provision for impairment of real estate	16,830	5,883
Gain on dispositions of real estate, net	(5,312)	(4,984)
EBITDAre attributable to stockholders and non-controlling interests	$144,354	$115,510

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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended March 31, 2026:

(in thousands)	Three months ended March 31, 2026
Net income	$59,950
Depreciation and amortization	43,189
Interest expense	29,947
Interest income	(410)
Income tax expense	160
EBITDA attributable to stockholders and non-controlling interests	132,836
Provision for impairment of real estate	16,830
Gain on dispositions of real estate, net	(5,312)
EBITDAre attributable to stockholders and non-controlling interests	144,354
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	3,930
Adjustment to exclude other non-core or non-recurring activity (2)	1,518
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(761)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$149,041

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$596,164
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended March 31, 2026 had occurred on January 1, 2026.
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

The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	March 31, 2026	December 31, 2025
Unsecured term loan, net of deferred financing costs	$1,725,991	$1,725,010
Revolving credit facility	100,000	—
Senior unsecured notes	787,105	786,708
Total debt	2,613,096	2,511,718
Deferred financing costs and original issue discount, net	16,904	18,282
Gross debt	2,630,000	2,530,000
Cash and cash equivalents	(15,176)	(60,181)
Restricted cash available for future investment	(993)	(10,184)
Net debt	2,613,831	2,459,635
Less: Unsettled forward equity (1)	(540,582)	(332,151)
Pro forma net debt	$2,073,249	$2,127,484
_____________________________________
(1)Adjusted to reflect, on a pro forma basis, 17,695,008 shares at $$30.55 per share and 10,900,920 shares at $30.47 per share, all sold on a forward basis, as if they had been physically settled for cash on March 31, 2026 and December 31, 2025, respectively.
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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended March 31,
(in thousands)	2026	2025
Net income	$59,950	$56,281
General and administrative expense	12,327	11,543
Depreciation and amortization	43,189	34,993
Provision for impairment of real estate	16,830	5,883
Change in provision for credit losses	622	44
Gain on dispositions of real estate, net	(5,312)	(4,984)
Interest expense	29,947	23,793
Interest income	(410)	(614)
Other income	—	—
Income tax expense	160	158
NOI attributable to stockholders and non-controlling interests	157,303	127,097
Straight-line rental revenue, net	(15,365)	(10,973)
Other amortization and non-cash adjustments	1,478	524
Cash NOI attributable to stockholders and non-controlling interests	$143,416	$116,648
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
The following table reconciles general and administrative expense (which is the most comparable GAAP measure) to Cash G&A:

	Three months ended March 31,
(in thousands)	2026	2025
General and administrative expense	$12,327	$11,543
Non-core general and administrative expense	(48)	—
Non-cash compensation expense	(4,165)	(3,968)
Straight-line rent expense	(99)	11
Cash G&A	$8,015	$7,586
_____________________________________
(1)Includes non-core technology expenses during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.26%	2.36%
2028 Term Loan	January 2028	400,000	400,000	4.51%	4.51%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.25%	5.25%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.67%	4.67%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
Revolving Credit Facility	February 2030 (2)	100,000	—	4.46%	—%
Total principal outstanding		$2,630,000	$2,530,000	4.22%	4.23%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan and the CF Term Loans are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At March 31, 2026, our aggregate liability in the event of the early termination of our swaps was $10.1 million.
Borrowings outstanding from time to time under the Revolving Credit Facility bear interest at a variable rate equal to 1-month SOFR plus a leverage-based credit spread. Therefore, an increase or decrease in interest rates would result in an increase or decrease to our interest expense related to any borrowings outstanding under the Revolving Credit Facility. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable-rate borrowings under the Revolving Credit Facility was $1.0 million as of March 31, 2026.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our Senior Notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of March 31, 2026:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$800,000	$753,024
_____________________________________
(1)Excludes net deferred financing costs of $6.2 million and net discount of $6.7 million.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and filed with the SEC on February 11, 2026. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026.

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

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	April 22, 2026	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 22, 2026	By:	/s/ Robert W. Salisbury
Robert W. Salisbury Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)