Form 10-Q
period 2026-06-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2026-07-22
CIK 1728951

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
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2026, the registrant had 216,273,004 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$2,401,926	$2,200,829
Building and improvements	4,723,454	4,388,959
Lease incentives	23,192	24,154
Construction in progress	39,075	49,881
Intangible lease assets	116,423	99,217
Total real estate investments, at cost	7,304,070	6,763,040
Less: accumulated depreciation and amortization	(688,346)	(612,674)
Total real estate investments, net	6,615,724	6,150,366
Loans and direct financing lease receivables, net	457,107	401,323
Real estate investments held for sale, net	3,918	2,635
Net investments	7,076,749	6,554,324
Cash and cash equivalents	126,165	60,181
Restricted cash	8,064	10,184
Straight-line rent receivable, net	225,831	191,008
Derivative assets	7,535	7,861
Rent receivables, prepaid expenses and other assets, net	45,969	39,465
Total assets(1)	$7,490,313	$6,863,023

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,726,971	$1,725,010
Senior unsecured notes, net	1,176,075	786,708
Revolving credit facility	—	—
Intangible lease liabilities, net	14,196	10,766
Intangible lease liabilities held for sale, net	76	—
Dividends and distributions payable	70,152	65,391
Derivative liabilities	6,784	26,226
Accrued liabilities and other payables	44,088	41,028
Total liabilities(1)	3,038,342	2,655,129
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 216,271,958 and 209,702,433 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,163	2,097
Additional paid-in capital	4,527,700	4,328,137
Distributions in excess of cumulative earnings	(119,778)	(109,261)
Accumulated other comprehensive loss	(1,674)	(20,979)
Total stockholders' equity	4,408,411	4,199,994
Non-controlling interests	43,560	7,900
Total equity	4,451,971	4,207,894
Total liabilities and equity	$7,490,313	$6,863,023
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of June 30, 2026 and December 31, 2025, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $69.3 million and $65.1 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
(Unaudited, in thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Rental revenue	$151,113	$129,108	$300,505	$250,900
Interest on loans and direct financing lease receivables	9,805	7,573	18,432	15,098
Other revenue, net	970	381	1,749	418
Total revenues	161,888	137,062	320,686	266,416

Expenses:
General and administrative	10,913	10,670	23,240	22,213
Property expenses	1,081	1,497	2,575	3,754
Depreciation and amortization	46,130	38,590	89,319	73,583
Provision for impairment of real estate	1,365	612	18,195	6,495
Change in provision for credit losses	2,635	(44)	3,257	—
Total expenses	62,124	51,325	136,586	106,045
Other operating income:
Gain on dispositions of real estate, net	4,654	2,076	9,966	7,060
Income from operations	104,418	87,813	194,066	167,431
Other (expense)/income:
Interest expense	(30,269)	(24,998)	(60,215)	(48,791)
Interest income	580	711	990	1,325
Other income, net	387	—	387	—
Income before income tax expense	75,116	63,526	135,228	119,965
Income tax expense	635	156	795	314
Net income	74,481	63,370	134,433	119,651
Net income attributable to non-controlling interests	(194)	(158)	(353)	(331)
Net income attributable to stockholders	$74,287	$63,212	$134,080	$119,320

Basic weighted average shares outstanding	216,260,528	197,551,003	213,235,988	193,030,913
Basic net income per share	$0.34	$0.32	$0.63	$0.62

Diluted weighted average shares outstanding	217,918,955	199,632,311	215,008,074	195,317,678
Diluted net income per share	$0.34	$0.32	$0.62	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Net income	$74,481	$63,370	$134,433	$119,651
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	12,025	(8,205)	22,010	(26,375)
Cash flow hedge gain reclassified to interest expense	(1,244)	(4,211)	(2,651)	(8,405)
Total other comprehensive income (loss)	10,781	(12,416)	19,359	(34,780)
Comprehensive income	85,262	50,954	153,792	84,871
Net income attributable to non-controlling interests	(194)	(158)	(353)	(331)
Other comprehensive (income) loss attributable to non-controlling interests	(28)	34	(51)	103
Comprehensive income attributable to stockholders	$85,040	$50,830	$153,388	$84,643
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(Unaudited, in thousands, except share data)	Number of Shares	Par Value
Balance at December 31, 2025	209,702,433	$2,097	$4,328,137	$(109,261)	$(20,979)	$4,199,994	$7,900	$4,207,894
Common stock issuance	6,231,352	62	192,663	—	—	192,725	—	192,725
Common stock withheld related to net share settlement of equity awards	—	—	—	(8,181)	—	(8,181)	—	(8,181)
Costs related to issuance of common stock	—	—	(463)	—	—	(463)	—	(463)
Other comprehensive income	—	—	—	—	8,552	8,552	24	8,576
Equity-based compensation expense	312,170	3	4,126	—	—	4,129	—	4,129
Dividends and distributions declared	—	—	—	(67,123)	—	(67,123)	(453)	(67,576)
Net income	—	—	—	59,792	—	59,792	158	59,950
Balance at March 31, 2026	216,245,955	2,162	4,524,463	(124,773)	(12,427)	4,389,425	7,629	4,397,054
OP Unit issuance	—	—	—	—	—	—	36,569	36,569
Costs related to issuance of common stock	—	—	(93)	—	—	(93)	—	(93)
Other comprehensive income	—	—	—	—	10,753	10,753	28	10,781
Equity-based compensation expense	26,003	1	3,330	—	—	3,331	—	3,331
Dividends and distributions declared	—	—	—	(69,292)	—	(69,292)	(860)	(70,152)
Net income	—	—	—	74,287	—	74,287	194	74,481
Balance at June 30, 2026	216,271,958	$2,163	$4,527,700	$(119,778)	$(1,674)	$4,408,411	$43,560	$4,451,971
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(Unaudited, in thousands, except share data)	Number of Shares	Par Value
Balance at December 31, 2024	187,537,592	$1,875	$3,658,219	$(113,302)	$16,886	$3,563,678	$8,449	$3,572,127
Common stock issuance	9,732,006	97	278,526	—	—	278,623	—	278,623
Common stock withheld related to net share settlement of equity awards	—	—	—	(6,300)	—	(6,300)	—	(6,300)
Costs related to issuance of common stock	—	—	(443)	—	—	(443)	—	(443)
Other comprehensive income	—	—	—	—	(22,295)	(22,295)	(69)	(22,364)
Equity-based compensation expense	242,718	2	3,966	—	—	3,968	—	3,968
Dividends and distributions declared	—	—	—	(58,368)	—	(58,368)	(287)	(58,655)
Net income	—	—	—	56,108	—	56,108	173	56,281
Balance at March 31, 2025	197,512,316	1,974	3,940,268	(121,862)	(5,409)	3,814,971	8,266	3,823,237
Common stock issuance	604,104	6	20,180	—	—	20,186	—	20,186
Common stock withheld related to net share settlement of equity awards	—	—	—	(7)	—	(7)	—	(7)
Costs related to issuance of common stock	—	—	(45)	—	—	(45)	—	(45)
Other comprehensive income	—	—	—	—	(12,382)	(12,382)	(34)	(12,416)
Equity-based compensation expense	22,147	1	3,496	—	—	3,497	—	3,497
Dividends and distributions declared	—	—	—	(59,544)	—	(59,544)	(292)	(59,836)
Net income	—	—	—	63,212	—	63,212	158	63,370
Balance at June 30, 2025	198,138,567	$1,981	$3,963,899	$(118,201)	$(17,791)	$3,829,888	$8,098	$3,837,986
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$134,433	$119,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,319	73,583
Amortization of lease incentives	1,029	602
Amortization of above/below market leases and right of use assets, net	204	(82)
Amortization of deferred financing costs and other non-cash interest expense	4,151	3,520
Provision for impairment of real estate	18,195	6,495
Change in provision for credit losses	3,257	—
Gain on dispositions of real estate, net	(9,966)	(7,060)
Straight-line rent receivable, net	(32,946)	(24,233)
Equity-based compensation expense	7,626	7,465
Adjustment to rental revenue for tenant credit	4,310	1,759
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(11,779)	(2,592)
Accrued liabilities and other payables	2,096	(2,169)
Net cash provided by operating activities	209,929	176,939
Cash flows from investing activities:
Proceeds from sales of investments, net	63,452	69,044
Principal collections on loans and direct financing lease receivables	34,283	6,342
Investments in loans receivable	(90,065)	(33,839)
Deposits for prospective real estate investments	(2,268)	(2,803)
Investment in real estate, including capital expenditures	(547,737)	(548,275)
Investment in construction in progress	(43,853)	(59,092)
Lease incentives paid	(45)	(2,353)
Net cash used in investing activities	(586,233)	(570,976)
Cash flows from financing activities:
Borrowings under revolving credit facility	460,000	355,000
Repayments under revolving credit facility	(460,000)	(155,000)
Proceeds from issuance of senior unsecured notes, net	389,876	—
Payments for taxes related to net settlement of equity awards	(8,181)	(6,307)
Payment of deferred financing costs	(769)	(7,508)
Proceeds from issuance of common stock, net	192,725	298,809
Offering costs	(516)	(603)
Dividends and distributions paid	(132,967)	(114,263)
Net cash provided by financing activities	440,168	370,128
Net increase (decrease) in cash and cash equivalents and restricted cash	63,864	(23,909)
Cash and cash equivalents and restricted cash, beginning of period	70,365	44,978
Cash and cash equivalents and restricted cash, end of period	$134,229	$21,069
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$126,165	$20,777
Restricted cash	8,064	292
Cash and cash equivalents and restricted cash, end of period	$134,229	$21,069
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Six months ended June 30,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$56,431	$45,312
Cash paid for income taxes	1,076	998
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$53,150	$129,889
Net settlement of proceeds on the sale of investments	(2,375)	(1,650)
Non-cash investment in real estate and loan receivable activity	3,259	(7,949)
Contribution of real estate in exchange for OP Units	36,569	—
Unrealized gain (loss) on cash flow hedges	22,010	(26,375)
Accrued offering and deferred financing costs	622	—
Dividends and distributions declared and unpaid	70,152	59,836
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
June 30, 2026
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2026 and December 31, 2025, the Company, directly and indirectly, held a 99.2% and 99.7% ownership interest in the Operating Partnership, respectively, and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Real Estate Investments
Investments in real estate are carried at cost or, in the event of non-cash exchanges, measured based on the fair value of the consideration exchanged, less accumulated depreciation and impairment losses. The cost of investments in real estate reflects their purchase price or development cost. The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation on real estate investments	$43,350	$37,144	$84,579	$70,686
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
Loans Receivable
The Company holds its loans receivable for long-term investment. Loans receivable are carried at amortized cost, including related unamortized discounts or premiums, if any, less the Company's estimated allowance for credit losses. The Company recognizes interest on loans receivable using the effective-interest method applied on a loan-by-loan basis. Direct costs associated with originating loans are offset against any related fees received and the balance, along with any premium or discount, is deferred and amortized as an adjustment to interest on loans and direct financing lease receivables over the term of the related loan receivable using the effective-interest method.

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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Provision for impairment of real estate	$1,365	$612	$18,195	$6,495
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
As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $126.2 million and $60.2 million, respectively, of which $125.7 million and $59.7 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
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

The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Contingent rent	$276	$236	$370	$442
Adjustment to Rental Revenue for Tenant Credit
The Company regularly reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the leased property is located.
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
The Company recorded the following adjustments to rental revenue for tenant credit during the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Adjustment to rental revenue for tenant credit	$(2,891)	$(194)	$(4,310)	$(1,759)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of June 30, 2026 and December 31, 2025, the Company capitalized a total of $93.5 million and $93.0 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital on the Company’s consolidated balance sheets.
Income Taxes
The Company elected and qualified to be taxed as a REIT under sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2018. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, the Company will generally not be subject to U.S. federal income tax to the extent that it meets the organizational and operational requirements and its distributions equal or exceed REIT taxable income. For the period subsequent to the effective date of its REIT election, the Company continues to meet the organizational and operational requirements and expects distributions to exceed REIT taxable income. Accordingly, no provision has been made for U.S. federal income taxes. Even though the Company has elected and qualif ies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income and excise tax on its undistributed income. Franchise taxes and federal excise taxes on the Company’s undistributed income, if any, are included in general and administrative expenses on the accompanying consolidated statements of operations. Additionally, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary is subject to U.S. federal, state, and local taxes.
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
As of June 30, 2026 and December 31, 2025, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of June 30, 2026 or December 31, 2025. The 2024, 2023, 2022, and 2021 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Number of VIEs	62	57
Aggregate carrying value	$404,606	$374,671
The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of June 30,

2026 and December 31, 2025. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of June 30, 2026 and December 31, 2025.
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
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	June 30, 2026	December 31, 2025
Owned properties (1)	2,331	2,140
Properties securing investments in mortgage loans (2)	152	150
Ground lease interests	10	10
Total number of investments	2,493	2,300
_____________________________________
(1)Includes 12 and eight properties which are subject to leases accounted for as direct financing leases or loans as of June 30, 2026 and December 31, 2025.
(2)Properties secure 39 and 28 mortgage loans receivable as of June 30, 2026 and December 31, 2025, respectively.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	June 30, 2026	December 31, 2025
Real estate investments, at cost	$7,304,070	$6,763,040
Loans and direct financing lease receivables, net	457,107	401,323
Real estate investments held for sale, net	3,918	2,635
Total gross investments	$7,765,095	$7,166,998

Investments in 2026 and 2025
The following table presents information about the Company’s investment activity during the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
(Dollar amounts in thousands)	2026	2025
Ownership type	Fee Interest	(1)
Number of properties	210	121

Investment allocation:
Land and improvements	$223,817	$162,317
Building and improvements	340,532	375,600
Intangible lease assets	22,599	8,713
Intangible lease liabilities	(4,117)	(722)
Construction in progress (2)	43,853	59,092
Total investments (including acquisition costs)(3)	$626,684	$605,000
_____________________________________
(1)During the six months ended June 30, 2025, the Company acquired fee interests in 119 properties and acquired two properties subject to a ground lease.
(2)Represents amounts incurred at and subsequent to initial investment and includes $1.1 million and $2.1 million, respectively, of capitalized interest expense during the six months ended June 30, 2026 and 2025, respectively.
(3)Includes real property contributed by a third-party to the Operating Partnership in exchange for $36.6 million of OP Units.
During the six months ended June 30, 2026 and 2025, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the six months ended June 30, 2026 and 2025, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2025	2,104	$6,029,433
Acquisitions of and additions to real estate investments	121	622,806
Sales of investments in real estate	(34)	(70,145)
Provision for impairment of real estate (1)		(6,495)
Investments in loans receivable	4	35,489
Principal collections on and settlements of loans and direct financing lease receivables	(5)	(15,940)
Other		(2,548)
Gross investments, June 30, 2025		6,592,601
Less: Accumulated depreciation and amortization (2)		(541,388)
Net investments, June 30, 2025	2,190	$6,051,213

Gross investments, January 1, 2026	2,300	$7,166,998
Acquisitions of and additions to real estate investments	210	637,326
Sales of investments in real estate	(23)	(66,373)
Provision for impairment of real estate (3)		(18,195)
Investments in loans receivable	19	93,323
Principal collections on and settlements of loans and direct financing lease receivables	(13)	(34,283)
Change in provision for credit losses		(3,257)
Other		(10,444)
Gross investments, June 30, 2026		7,765,095
Less: Accumulated depreciation and amortization (2)		(688,346)
Net investments, June 30, 2026	2,493	$7,076,749
_____________________________________
(1)During the six months ended June 30, 2025, the Company identified and recorded provisions for impairment at eight tenanted properties and two vacant properties.
(2)Includes $632.0 million and $487.9 million of accumulated depreciation as of June 30, 2026 and 2025, respectively.
(3)During the six months ended June 30, 2026, the Company identified and recorded provisions for impairment at seven tenanted properties and three vacant properties.
Loans and Direct Financing Lease Receivables
As of June 30, 2026 and December 31, 2025, the Company had 39 and 28 mortgage loans receivable outstanding, respectively, and seven and three leases accounted for as loans, respectively, with an aggregate carrying amount of $456.7 million and $398.0 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $456.7 million as of June 30, 2026.

The Company’s loans receivable portfolio as of June 30, 2026 and December 31, 2025 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	1	8.53%	7.75%	2039	2,500	2,500
Mortgage (2)(3)	I/O	69	7.82%	7.33%	2034	51,000	51,000
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,525
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	35,000	35,000
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	—	8.00%	8.00%	2040	—	1,754
Mortgage (2)	I/O	5	7.00%	7.00%	2027	3,612	6,275
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	11,083	10,200
Mortgage (2)	I/O	—	10.19%	9.50%	2039	—	10,300
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	57,454
Mortgage (2)(3)	I/O	1	8.60%	9.75%	2034	15,000	15,000
Mortgage (2)(3)	I/O	—	10.20%	9.50%	2039	—	5,900
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	900
Mortgage (2)	I/O	6	9.58%	8.25%	2044	23,649	23,649
Mortgage (2)(3)	P+l	1	7.50%	7.50%	2028	1,550	1,550
Mortgage (2)	I/O	1	9.72%	8.00%	2045	19,950	19,950
Mortgage (2)	I/O	2	10.93%	9.00%	2045	13,000	13,000
Mortgage (2)	I/O	1	8.06%	7.25%	2040	8,276	8,276
Mortgage (2)	I/O	1	9.92%	9.25%	2040	1,028	13,650
Mortgage (2)	I/O	1	9.54%	8.25%	2045	3,692	3,692
Mortgage (2)	I/O	1	9.50%	10.19%	2041	3,634	—
Mortgage (2)	I/O	2	8.00%	9.21%	2041	20,200	—
Mortgage (2)	I/O	1	10.30%	9.60%	2041	4,007	—
Mortgage (2)	I/O	6	8.50%	9.12%	2041	22,062	—
Mortgage (2)	I/O	3	9.25%	9.93%	2041	10,634	—
Mortgage (2)	I/O	2	7.50%	7.50%	2028	2,375	—
Leasehold interests	P+I	8	(4)	(4)	(4)	49,678	21,541
Net investment						$456,659	$397,966
_____________________________________
(1)I/O: Interest Only; P+I: Principal and Interest
(2)Loan requires monthly payments of interest with a balloon payment due at maturity.
(3)Loan allows for prepayments in whole or in part without penalty.
(4)These leasehold interests are accounted for as loans receivable as the lease for each property fails the applicable sale-leaseback accounting criteria. Lease end dates range from 2034 to 2051.

Scheduled principal payments due to be received under the Company’s loans receivable as of June 30, 2026 were as follows:

(in thousands)	Loans Receivable
July 1 - December 31, 2026	$6,739
2027	5,833
2028	5,374
2029	1,584
2030	1,727
Thereafter	435,402
Total	$456,659
As of June 30, 2026 and December 31, 2025, the Company had $4.3 million and $4.4 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Minimum lease payments receivable	$18,383	$18,652
Estimated unguaranteed residual value of leased assets	559	559
Unearned income from leased assets	(14,636)	(14,850)
Net investment	$4,306	$4,361
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of June 30, 2026 were as follows:

(in thousands)	Future Minimum Base Rental Payments
July 1 - December 31, 2026	$262
2027	518
2028	532
2029	546
2030	560
Thereafter	15,965
Total	$18,383
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model), which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of June 30, 2026 and December 31, 2025, the Company recorded an allowance for credit losses of $3.9 million and $1.0 million, respectively, which is recorded within loans and direct financing receivables, net on the Company's consolidated balance sheets. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the six months ended June 30, 2026 and 2025, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2025	$896
Current period provision for expected credit losses(1)	—
Write-offs charged	—
Recoveries	—
Balance at June 30, 2025	$896

Balance at January 1, 2026	$1,004
Current period provision for expected credit losses(1)	3,257
Write-offs charged	(404)
Recoveries	—
Balance at June 30, 2026	$3,857
_____________________________________
(1)Changes in the allowance for credit losses were primarily attributable to changes in global and asset-specific assumptions in our credit loss model, as well as changes in the size of the Company's loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of June 30, 2026:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2026	2025	2024	2023	Prior to 2023
LTV <60%	$—	$3,151	$—	$—	$51,771	$54,922
LTV 60%-70%	—	—	—	—	30,117	30,117
LTV >70%	91,543	64,745	98,917	11,083	109,638	375,926
	$91,543	$67,896	$98,917	$11,083	$191,526	$460,965
Real Estate Investments Held for Sale
The Company periodically evaluates its portfolio of real estate investments and may elect to dispose of investments considering criteria including, but not limited to, tenant concentration, tenant credit quality, tenant operation type (e.g., industry, sector or concept), unit-level financial performance, local market conditions and lease rates, associated indebtedness and asset location. Real estate investments held for sale are expected to be sold within twelve months.

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the six months ended June 30, 2026 and 2025.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2025	5	$10,018	$—	$10,018
Transfers to held for sale classification	1	3,446	—	3,446
Sales	(4)	(8,577)	—	(8,577)
Transfers to held and used classification	(2)	(4,887)	—	(4,887)
Held for sale balance, June 30, 2025	—	$—	$—	$—

Held for sale balance, January 1, 2026	1	$2,635	$—	$2,635
Transfers to held for sale classification	6	22,133	(76)	22,057
Sales	(3)	(18,215)	—	(18,215)
Transfers to held and used classification	(1)	(2,635)	—	(2,635)
Held for sale balance, June 30, 2026	3	$3,918	$(76)	$3,842
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the six months ended June 30, 2026 or 2025 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
State	2026	2025	2026	2025
Texas	13.6%	12.7%	13.2%	12.7%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$105,797	$46,427	$59,370	$88,145	$44,489	$43,656
Intangible market lease assets	10,626	4,580	6,046	11,072	6,607	4,465
Total intangible assets	$116,423	$51,007	$65,416	$99,217	$51,096	$48,121

Intangible market lease liabilities	$19,161	$4,965	$14,196	$15,521	$4,755	$10,766

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of June 30, 2026, by category and in total, were as follows:

Years Remaining
In-place leases	8.9
Intangible market lease assets	10.3
Total intangible assets	9.0

Intangible market lease liabilities	10.2
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization of in-place leases (1)	$2,365	$1,367	$4,219	$2,728
Amortization (accretion) of market lease intangibles, net (2)	311	(7)	263	(18)
Accretion of above- and below-market ground lease intangibles, net (3)	(29)	(32)	(60)	(65)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
July 1 - December 31, 2026	$5,744
2027	7,146
2028	6,293
2029	6,024
2030	5,578
Thereafter	28,585
Total	$59,370
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
July 1 - December 31, 2026	$(288)	$607	$319
2027	(562)	1,231	669
2028	(553)	1,107	554
2029	(544)	1,054	510
2030	(533)	966	433
Thereafter	(3,566)	9,231	5,665
Total	$(6,046)	$14,196	$8,150

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
Scheduled future minimum base rent due to be received under the remaining non-cancelable term of operating leases in place as of June 30, 2026 were as follows:

(in thousands)	Future Minimum Base Rent Due
July 1 - December 31, 2026	$422,081
2027	568,656
2028	574,530
2029	579,931
2030	581,571
Thereafter	7,025,291
Total	$9,752,060
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
The fixed and variable components of lease revenues for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Fixed lease revenues	$154,201	$128,413	$304,433	$250,318
Variable lease revenues (1)	778	1,189	1,675	2,925
Total lease revenues (2)	$154,979	$129,602	$306,108	$253,243
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and other equipment leases which are classified as operating leases. As of June 30, 2026, the Company’s right of use ("ROU") assets and lease liabilities were $11.7 million and $13.3 million, respectively. As of December 31, 2025, the Company’s ROU assets and lease liabilities were $8.7 million and $8.8 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.

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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	19.9	24.4
Weighted average discount rate	7.22%	6.86%
The following table sets forth the details of rent expense for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Fixed rent expense - ground leases	$174	$171	$348	$343
Fixed rent expense - office and equipment leases	181	180	412	359
Variable rent expense	—	—	—	—
Total rent expense	$355	$351	$760	$702
As of June 30, 2026, future lease payments under office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
July 1 - December 31, 2026	$336	$348	$684
2027	773	705	1,478
2028	790	729	1,519
2029	628	743	1,371
2030	579	754	1,333
Thereafter	5,019	17,260	22,279
Total	$8,125	$20,539	28,664
Present value discount			(15,363)
Lease liabilities			$13,301
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of June 30, 2026 and December 31, 2025:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	4.47%	4.87%
2028 Term Loan	January 2028	400,000	400,000	4.47%	4.77%
2029 Term Loan	February 2029 (2)	450,000	450,000	4.47%	4.77%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.47%	4.77%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	2.95%	2.95%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
2036 Notes	July 2036	400,000	—	5.38%	—%
Revolving Credit Facility	February 2030 (2)	—	—	—%	—%
Total principal outstanding		$2,930,000	$2,530,000	4.51%	4.60%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of June 30, 2026:

(in thousands)	2027 Term Loan	2028 Term Loan	2029 Term Loan (1)	2030 Term Loan (1)	Senior Unsecured Notes	Revolving Credit Facility (2)	Total
July 1 - December 31, 2026	$—	$—	$—	$—	$—	$—	$—
2027	430,000	—	—	—	—	—	430,000
2028	—	400,000	—	—	—	—	400,000
2029	—	—	450,000	—	—	—	450,000
2030	—	—	—	450,000	—	—	450,000
Thereafter	—	—	—	—	1,200,000	—	1,200,000
Total	$430,000	$400,000	$450,000	$450,000	$1,200,000	$—	$2,930,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
(2)Any amounts drawn will be due in February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.
The Company was not in default of any provisions under any of its outstanding indebtedness as of June 30, 2026 or December 31, 2025.
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
The Revolving Credit Facility matures in February 2029, with two extension options of six months each, exercisable by the Operating Partnership, subject to the satisfaction of certain conditions. The loans under the Revolving Credit Facility bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin. The Adjusted Term SOFR is a rate for a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the Amended Credit Agreement as of June 30, 2026 and December 31, 2025.
The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2026	2025
Balance on January 1,	$—	$—
Borrowings	460,000	355,000
Repayments	(460,000)	(155,000)
Balance on June 30,	$—	$200,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$1,361	$2,451	$3,504	$4,098
Amortization of deferred financing costs	554	554	1,108	1,042
Total	$1,915	$3,005	$4,612	$5,140

Total deferred financing costs, net, of $5.6 million and $6.7 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the Company had $1.0 billion of unused borrowing capacity under the Revolving Credit Facility.
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
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of June 30, 2026 and December 31, 2025.
The following table presents information about aggregate interest expense related to the 2027 Term Loan and the CF Term Loans:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$19,662	$23,066	$39,336	$46,095
Amortization of deferred financing costs	980	980	1,961	1,961
Total	$20,642	$24,046	$41,297	$48,056
As of June 30, 2026 and December 31, 2025, total deferred financing costs, net, of $3.0 million and $5.0 million, respectively, related to the 2027 Term Loan and the CF Term Loans are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
The Company fixed the interest rates on its variable-rate term loan debt through the use of interest rate swap agreements. See Note 6—Derivative and Hedging Activities for additional information.
Senior Unsecured Notes
The following table presents a summary of the Company's senior unsecured notes outstanding (the "Senior Notes") as of June 30, 2026 (dollars in thousands):

	Issue Date	Principal	Discount	Net Proceeds	Stated Rate
2031 Notes	June 2021	$400,000	$800	$396,600	2.950%
2035 Notes	August 2025	400,000	6,732	390,700	5.400%
2036 Notes	June 2026	400,000	7,524	389,876	5.375%
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
The following table presents information about interest expense related to the Company's Senior Notes for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$9,059	$2,929	$17,225	$5,859
Amortization of deferred financing costs and original issue discount	445	139	842	278
Total	$9,504	$3,068	$18,067	$6,137
Total deferred financing costs, net, of $9.9 million and $6.4 million related to the Senior Notes were included within senior unsecured notes, net on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Senior Notes as of June 30, 2026 and December 31, 2025.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive loss and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive loss will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $3.3 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations to the Company. As of June 30, 2026, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's consolidated balance sheets, all of which are interest rates swaps designated as cash flow hedges, as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

					Fair Value of Asset/(Liability)(2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value(1)	June 30, 2026	December 31, 2025
5	2027 Term Loan	1.41%	November 2026	$430,000	$4,232	$7,777
11	2028 Term Loan	3.66%	January 2028	400,000	1,794	(3,148)
8	2029 Term Loan	4.40%	February 2029	450,000	(5,831)	(14,973)
15	2030 Term Loan	3.82%	December 2029	450,000	556	(8,021)
				$1,730,000	$751	$(18,365)
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
The following table presents amounts recorded to accumulated other comprehensive loss related to derivative and hedging activities for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Other comprehensive income (loss)	$10,781	$(12,416)	$19,359	$(34,780)
As of June 30, 2026, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.5 million and the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $6.8 million.
As of December 31, 2025, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.9 million and the fair value of derivatives in a net liability position, including accrued interest but excluding an adjustment for nonperformance risk related to these agreements, was $26.4 million.
During the three and six months ended June 30, 2026, the Company realized a gain on the change in fair value of its interest rate swaps of $1.2 million and $2.7 million, respectively, which are included as a reduction of interest expense in the Company's consolidated statements of operations.
During the three and six months ended June 30, 2025, the Company realized a gain on the change in fair value of its interest rate swaps of $4.2 million and $8.4 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations.
As of June 30, 2026 and December 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $0.7 million net asset and an $18.5 million net liability as of June 30, 2026 and December 31, 2025, respectively.
7. Equity
Stockholders’ Equity
In March 2025, the Company completed a follow-on primary public offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. Through June 30, 2026, the Company physically settled 7,215,000 shares under the forward sale agreements relating to this offering, realizing net proceeds of $219.7 million. Including shares physically settled to date and assuming full physical settlement of the remaining forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $285.7 million.
In February 2026, the Company completed a follow-on primary offering of 12,499,999 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,630,434 additional shares of common stock, at a public offering price of $32.20 per share, and entered into forward sale agreements relating to all such shares. Assuming full physical settlement of the forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $382.1 million. No shares under these forward sale agreements have been settled as of June 30, 2026.
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
The following table presents information about the ATM Program (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through June 30, 2026(1)
October 2024 ATM Program	October 2024		$750,000	$455,853
____________________________________
(1)Includes sales of 4,172,182 shares under the October 2024 ATM Program that the Company completed on a forward basis and that were not settled as of June 30, 2026.
The following table details activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Shares of common stock sold (1) (2)	1,192,173	3,664,521	1,717,614	4,299,921
Weighted average sale price per share	$30.70	$32.45	$31.05	$32.45
Gross proceeds	$36,597	$118,916	$53,324	$139,519
Net proceeds	$35,972	$117,218	$52,362	$137,512
_____________________________________
(1)Includes 1,192,173, 3,664,521, 1,717,614 and 4,299,921 shares of common stock that the Company sold on a forward basis during the three and six months ended June 30, 2026 and 2025, respectively, which were not physically settled as of June 30, 2026 and 2025, respectively.
(2)During the six months ended June 30, 2026 and 2025, the Company issued 3,731,352 and 10,336,110 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2025 and 2024, respectively.

Dividends on Common Stock
During the six months ended June 30, 2026 and 2025, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
May 29, 2026	June 30, 2026	July 14, 2026	$0.32	$69,292
March 6, 2026	March 31, 2026	April 14, 2026	$0.31	$67,123
May 30, 2025	June 30, 2025	July 14, 2025	$0.30	$59,544
March 7, 2025	March 31, 2025	April 11, 2025	$0.295	$58,368
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
As of June 30, 2026, the Company held 216,271,958 OP Units, representing a 99.2% limited partner interest in the Operating Partnership. As of the same date, external parties (the "Non-controlling Unit Holders") held 1,776,161 OP Units and vested LTIP Units in the aggregate, representing a 0.8% limited partner interest in the Operating Partnership. As of December 31, 2025, the Company held 209,702,433 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units and vested LTIP Units held by the Non-controlling Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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

The following table presents information about the Company’s RSUs and LTIP Units during the six months ended June 30, 2026 and 2025:

	Restricted Stock Units		LTIP Units
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2025	953,401	$32.87	—	$—
Granted	355,875	34.25	221,983	38.39
Vested	(464,287)	32.86	—	—
Forfeited	(7,803)	28.57	—	—
Unvested, June 30, 2025	837,186	$33.50	221,983	$38.39

Unvested, January 1, 2026	789,213	$33.59	189,410	$38.39
Granted	406,821	35.71	310,550	37.71
Vested	(601,959)	33.70	(18,940)	30.90
Forfeited	(3,090)	31.67	—	—
Unvested, June 30, 2026	590,985	$34.95	481,020	$38.25
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
January 2022 Performance-Based Award. In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. The payout of this RSU award was determined by reference to the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period that ended on December 31, 2025, and the payout schedule could produce vesting percentages ranging from 0% to 200% of target. Based on the Company's actual performance through the performance period ended December 31, 2025, this award vested at 200% of target. 50% of these RSUs vested in January 2026, and the remaining 50% will vest in January 2027, subject to the recipient's continued provision of service to the Company through such date. During the three and six months ended June 30, 2026, based on the Company's actual AFFO CAGR performance during the performance period, and during the three and six months ended June 30, 2025, based on the Company's AFFO CAGR forecast for the performance period, the Company concluded that achievement of the maximum performance level was probable and recorded compensation expense based on these actual or forecasted AFFO CAGRs.
Service-Based Awards. The Company also issues RSUs and LTIP Units to the Company’s executive officers, other employees and directors under the Equity Incentive Plans which vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table summarizes the Company’s service-based vesting RSU and LTIP Unit grants during the relevant periods:

	2026	2025	2024	2023	2022
RSU grants	104,911	102,892	179,187	210,406	199,793
LTIP Unit grants	137,494	88,792	—	—	—
Total grants	242,405	191,684	179,187	210,406	199,793
A portion of the RSUs that vested in 2026 and 2025 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
Alignment of Interest Program. Under the Company's Alignment of Interest Program (the “AIP”) adopted in February 2026, certain senior-level employees of the Company may elect to defer some or all of their future cash bonuses into RSUs or LTIP Units and, depending on the deferral period, receive additional equity awards, with the equity awards subject to service-based vesting conditions. Such awards vest over periods ranging from zero to five years in accordance with the terms of the applicable grant agreements. Compensation expense is recognized on a straight-line basis over the requisite service period for the entire award, which commences in the performance year to which the bonus relates. The awards under the AIP are accounted for as liability-classified awards as the service inception date precedes the accounting grant date. The awards will be re-classified as equity-classified awards following the accounting grant date. Accordingly, the awards are measured at fair value and accrued over the applicable service period. The total estimated fair value of the elections made for 2026 under the AIP was $2.1 million as of June 30, 2026. The awards are remeasured to fair value at each reporting period until the unvested RSUs or LTIP Units are granted. For the three and six months ended June 30, 2026, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively, associated with these awards.
The following table presents information about the Company’s RSUs, LTIP Units and AIP for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Compensation cost recognized in general and administrative expense	$3,461	$3,496	$7,459	$7,464
Dividend equivalents and distributions declared and charged directly to distributions in excess of cumulative earnings	377	229	739	455
Fair value of units vested during the period	811	616	20,869	15,255

The following table presents information about the Company’s RSUs, LTIP Units and AIP as of the dates presented:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Total unrecognized compensation cost	$24,384	$23,492
Weighted average period over which compensation cost will be recognized (in years)	2.7	2.5
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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Numerator for basic and diluted net income per share:
Net income	$74,481	$63,370	$134,433	$119,651
Less: net income attributable to non-controlling interests	(194)	(158)	(353)	(331)
Less: net income allocated to unvested RSUs and LTIP Units	(377)	(229)	(739)	(455)
Net income available for common stockholders: basic	73,910	62,983	133,341	118,865
Net income attributable to non-controlling interests	194	158	353	331
Net income available for common stockholders: diluted	$74,104	$63,141	$133,694	$119,196

Denominator for basic and diluted net income per share:
Weighted average shares outstanding used in basic net income per share	216,260,528	197,551,003	213,235,988	193,030,913
Effects of dilutive securities: (1)
OP Units and Vested LTIP Units	837,265	553,847	703,978	553,847
Unvested RSUs and LTIP Units	587,456	913,324	617,082	867,491
Forward sales	233,706	614,137	451,026	865,427
Weighted average shares outstanding used in diluted net income per share	217,918,955	199,632,311	215,008,074	195,317,678
_____________________________________
(1)The three months ended June 30, 2026 and 2025, respectively, exclude the impact of 39,420 and 151,652 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive. The six months ended June 30, 2026 and 2025, respectively, exclude the impact of 32,024 and 128,621 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive.

11. Commitments and Contingencies
As of June 30, 2026, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $121.8 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of June 30, 2026, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of June 30, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
401(k) matching contributions	$104	$81	$282	$293
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
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
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximates fair value as of June 30, 2026 and December 31, 2025.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans as of June 30, 2026 and December 31, 2025 approximate fair value.
The Company measures the fair value of its Senior Notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial (liabilities) assets:
Senior unsecured notes (1)	$(1,176,075)	$(1,150,836)	$(1,150,836)	$—	$—
Interest rate swaps	751	751	—	751	—

December 31, 2025
Financial (liabilities) assets:
Senior unsecured notes (1)	$(786,708)	$(766,504)	$(766,504)	$—	$—
Interest rate swaps	(18,365)	(18,365)	—	(18,365)	—
_____________________________________
(1)Carrying value is net of $9.9 million and $6.4 million of net deferred financing costs and $14.0 million and $6.9 million of net discount as of June 30, 2026 and December 31, 2025, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Non-financial assets:
Long-lived assets	$5,550	$5,550	$—	$—	$5,550

December 31, 2025
Non-financial assets:
Long-lived assets	$3,394	$3,394	$—	$—	$3,394
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
Quantitative information about Level 3 fair value measurements as of June 30, 2026 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Medical / Dental	$2,550	Sales comparison approach	Non-binding sales agreement	$2,550
Other services	3,000	Sales comparison approach	Non-binding sales agreement	3,000
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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after June 30, 2026 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.
2029 Term Loan Extension
In July 2026, the Company exercised its option to extend the maturity date of the 2029 Term Loan by twelve months. Two additional extension options remain available at the Operating Partnership's election, which, if exercised, would extend the maturity date through February 2029.
Subsequent Acquisition and Disposition Activity
Subsequent to June 30, 2026, the Company invested in seven real estate properties for an aggregate investment amount (including acquisition-related costs) of $13.3 million and invested $5.2 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of June 30, 2026, 91.6% of our $604.9 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on June 30, 2026 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the NYSE under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of June 30, 2026, we had a portfolio of 2,493 properties (inclusive of one undeveloped land parcel and 152 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $604.9 million and was 99.6% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of June 30, 2026, our portfolio was 99.6% occupied by tenants operating 715 different brands, or concepts, across 48 states, with none of our tenants contributing more than 3.1% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of June 30, 2026, our leases had a weighted average remaining lease term of 14.3 years (based on annualized base rent), with 2.3% of our annualized base rent attributable to leases expiring prior to January 1, 2029. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the six months ended June 30, 2026, 92% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of June 30, 2026, 64.6% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of June 30, 2026, 97.1% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.9% per year.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of June 30, 2026, our average investment per property was $3.1 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of June 30, 2026, our portfolio’s weighted average rent coverage ratio was 3.5x, and 99.2% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of June 30, 2026, we had a portfolio of 2,493 properties, with annualized base rent of $604.9 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with our tenants operating 715 different concepts across 48 states. No single tenant contributed more than 3.1% of our annualized base rent as of June 30, 2026, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
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
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the six months ended June 30, 2026, 92% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 64% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of June 30, 2026, leases contributing 99.2% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.7% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the six months ended June 30, 2026, 92% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 64% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of June 30, 2026, our leases had a weighted average remaining lease term of 14.3 years (based on annualized base rent), with only 2.3% of our annualized base rent attributable to leases expiring prior to January 1, 2029, and 97.1% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.9% per year.
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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended September 30, 2024 through the quarter ended June 30, 2026 (dollars in thousands):

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Investment activity	$307,615	$333,435	$307,706	$334,041
Number of transactions	37	37	21	25
Property count	57	78	48	77
Avg. investment per unit	$4,102	$3,281	$5,453	$3,971
Cash cap rate (1)	8.1%	8.0%	7.8%	7.9%
GAAP cap rate (2)	9.1%	9.2%	9.4%	9.7%
Master lease percentage (3)(4)	57%	69%	71%	69%
Sale-leaseback percentage (3)(5)	89%	100%	90%	93%
Existing relationship percentage	79%	79%	86%	88%
Percentage of financial reporting (3)	100%	100%	100%	100%
Rent coverage ratio	4.7x	3.4x	3.0x	3.4x
Lease term (years)	17.2	17.7	17.5	19.5

	Three Months Ended
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
Investment activity	$369,848	$295,814	$388,632	$332,435
Number of transactions	35	34	22	36
Property count	87	58	126	103
Avg. investment per unit	$3,849	$4,588	$2,887	$3,079
Cash cap rate (1)	8.0%	7.7%	7.7%	7.8%
GAAP cap rate (2)	10.0%	9.1%	8.8%	9.1%
Master lease percentage (3)(4)	76%	76%	49%	50%
Sale-leaseback percentage (3)(5)	97%	100%	100%	84%
Existing relationship percentage	70%	85%	57%	72%
Percentage of financial reporting (3)	100%	100%	100%	100%
Rent coverage ratio	5.9x	4.7x	3.1x	2.9x
Lease term (years)	18.6	19.4	17.7	16.0
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

The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended September 30, 2024 through the quarter ended June 30, 2026 (dollars in thousands):

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
Disposition volume (1)	$16,973	$60,449	$24,338	$46,193
Cash cap rate on leased assets (2)	6.8%	7.0%	6.9%	7.3%
Leased properties sold (3)	7	24	10	18
Vacant properties sold (3)	2	—	1	5

	Three Months Ended
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
Disposition volume (1)	$11,455	$48,083	$10,175	$54,258
Cash cap rate on leased assets (2)	6.6%	6.9%	6.9%	7.3%
Leased properties sold (3)	6	13	5	15
Vacant properties sold (3)	1	6	1	2
_____________________________________
(1)     Net of transaction costs.
(2)     Annualized base rent at time of sale divided by the gross sale price (excluding transaction costs) for the property. Excludes properties sold pursuant to an existing tenant purchase option or properties purchased by the tenant.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of June 30, 2026, the net investment value of our income property portfolio totaled $7.1 billion, consisting of investments in 2,493 properties (inclusive of one undeveloped land parcel and 152 properties which secure our investments in mortgage loans receivable), with annualized base rent of $604.9 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends and distributions as declared by our board of directors. The occupancy level of our portfolio is high (99.6% as of June 30, 2026) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of June 30, 2026, nine of our investment properties were vacant, less than 1% of our portfolio, and all remaining properties were subject to a lease (excluding one undeveloped land parcel) or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 67 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of June 30, 2026, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $331.5 million, and, as of such date, we have funded $209.7 million of this commitment. We expect to fund the remaining commitment totaling $121.8 million by June 30, 2027.

Additionally, as of July 17, 2026, we were under contract to acquire seven properties with an aggregate purchase price of $31.8 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward sale agreements, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our October 2024 ATM Program, under which we may offer and sell common stock with an aggregate gross sales price of up to $279.9 million as of July 17, 2026.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units and LTIP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the six months ended June 30, 2026, our board of directors declared total cash distributions of $0.63 per share of common stock/OP Unit/LTIP Unit totaling $137.7 million and $70.2 million was payable as of June 30, 2026. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of June 30, 2026, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies, and our weighted average debt maturity was 4.6 years (after giving effect to extension options exercisable at our Operating Partnership's election). As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings and mortgage financing of a single-asset or a portfolio of assets. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at June 30, 2026, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward sale agreements, and our potential access to additional sources of capital, will be sufficient to fund our operations for the next 12 months, including investing in the real estate for which we currently have commitments, and the longer-term period thereafter.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At June 30, 2026, the Operating Partnership had issued and outstanding $1.2 billion of senior notes. The obligations of the Operating Partnership under the Senior Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of June 30, 2026 and December 31, 2025:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.26%	2.36%
2028 Term Loan	January 2028	400,000	400,000	4.51%	4.51%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.25%	5.25%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.67%	4.67%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
2036 Notes	July 2036	400,000	—	5.38%	—%
Revolving Credit Facility	February 2030 (2)	—	—	—%	—%
Total principal outstanding		$2,930,000	$2,530,000	4.37%	4.23%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended on February 6, 2025 (the "Amended Credit Agreement"), and provides for revolving loans of up to $1.0 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn as of June 30, 2026.
The Revolving Credit Facility has a fully-extended maturity date of February 6, 2030, after giving effect to two extension options of six months each, exercisable by the Operating Partnership, subject to the satisfaction of certain conditions. The 2028 Term Loan matures on January 25, 2028, the 2029 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to February 24, 2029 and the 2030 Term Loan has an original maturity of three years, plus extension options at the Operating Partnership's election, which can extend the maturity to January 11, 2030. The loans under each of the Revolving Credit Facility and the CF Term Loans bear interest at an annual rate of applicable Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus an applicable margin (which applicable margin varies between the Revolving Credit Facility and the CF Term Loans). The Adjusted Term SOFR is a rate with a term equivalent to the interest period applicable to the relevant borrowing. In addition, the Operating Partnership is required to pay a revolving facility fee throughout the term of the Revolving Credit Facility. The applicable margin and the revolving facility fee rate are a spread and rate, as applicable, set according to the credit ratings provided by S&P, Moody's and/or Fitch.
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
The Operating Partnership is the borrower under the Amended Credit Agreement, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of June 30, 2026, we were in compliance with these covenants.
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

The Operating Partnership is the borrower under the 2027 Term Loan, and we and certain of the subsidiaries of the Operating Partnership that own a direct or indirect interest in an eligible real property asset are guarantors under the facility. Under the terms of the 2027 Term Loan, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, and secured borrowing ratios. As of June 30, 2026, we were in compliance with these covenants.
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
Senior Unsecured Notes
In June 2021, the Operating Partnership issued $400 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. In August 2025, the Operating Partnership issued $400.0 million aggregate principal amount of 5.400% Senior Notes due 2035 (the "2035 Notes"), resulting in net proceeds of $390.7 million. In June 2026, the Operating Partnership issued $400.0 million aggregate principal amount of 5.380% Senior Notes due 2036 (the "2036 Notes", and together with the 2031 Notes and the 2035 Notes, the "Senior Notes"), resulting in net proceeds of $389.9 million. The Senior Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the Senior Notes are fully and unconditionally guaranteed by the Company.
The indenture and supplemental indentures creating the Senior Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of June 30, 2026, we were in compliance with these covenants.
Cash Flows
Comparison of the six months ended June 30, 2026 and 2025
As of June 30, 2026, we had $126.2 million of cash and cash equivalents and $8.1 million of restricted cash, as compared to $20.8 million of cash and cash equivalents and $0.3 million restricted cash as of June 30, 2025.
Cash Flows for the six months ended June 30, 2026
During the six months ended June 30, 2026, net cash provided by operating activities was $209.9 million and our net income was $134.4 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $85.2 million, including increases for i) depreciation and amortization of tangible, intangible and right of use real estate assets and amortization of deferred financing costs and other non-cash interest expense of $94.7 million, ii) our provision for impairment of real estate of $18.2 million, iii) non-cash equity-based compensation expense of $7.6 million, iv) adjustments to rental revenue for tenant credit of $4.3 million and v) the change in our provision for credit losses of $3.3 million, reduced by i) our $10.0 million gain on dispositions of real estate, net and ii) $32.9 million related to the recognition of straight-line rent receivables. An additional inflow was from our increase in accrued liabilities and other payables of $2.1 million, offset by the outflow caused by the increase in our rent receivables, prepaid expenses and other assets, net of $11.8 million.
Net cash used in investing activities during the six months ended June 30, 2026 was $586.2 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures, construction in progress and lease incentives, and in mortgage loans receivable, which totaled $684.0 million in the aggregate. These cash outflows were partially offset by $63.5 million of proceeds from sales of investments, net of disposition costs, and $34.3 million of principal collections on our loans and direct financing lease receivables.

Net cash provided by financing activities of $440.2 million during the six months ended June 30, 2026 reflected net cash inflows of $192.7 million from the issuance of common stock, $389.9 million in net proceeds from the issuance of 2036 Notes and $460.0 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $133.0 million in dividends and distributions, the repayment of $460.0 million of borrowings under the Revolving Credit Facility, the payment of $0.8 million of deferred financing costs, the payment of $0.5 million of offering costs, and the payment of $8.2 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2026.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of June 30, 2026:

	Payment due by period
(in thousands)	Total	July 1 - December 31, 2026	2027-2028	2029-2030	Thereafter
Unsecured term loans	$1,730,000	$—	$830,000	$900,000	$—
Senior unsecured notes	1,200,000	—	—	—	1,200,000
Revolving Credit Facility	—	—	—	—	—
Tenant construction financing and reimbursement obligations (1)	121,754	121,754	—	—	—
Operating lease obligations (2)	28,664	684	2,997	2,704	22,279
Total	$3,080,418	$122,438	$832,997	$902,704	$1,222,279
_____________________________________
(1)Includes obligations to reimburse certain of our tenants for development, construction and renovation costs that they incur related to properties leased from the Company in exchange for contractual payments of interest or increased rent that generally increases proportionally with our funding.
(2)Includes $20.5 million of rental payments due under ground lease arrangements where our tenants are directly responsible for payment.
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

Our Real Estate Investment Portfolio
As of June 30, 2026, we had a portfolio of 2,493 properties, inclusive of one undeveloped land parcel and 152 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $604.9 million. Our tenants operate 715 different concepts across 48 states. None of our tenants represented more than 3.1% of our portfolio at June 30, 2026, and our top ten largest tenants represented 15.2% of our annualized base rent as of that date.
As of June 30, 2026, 97.6% of our leases (based on annualized base rent) were triple-net, where the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.
Diversification by Tenant
As of June 30, 2026, our top ten tenants included nine different concepts. The following table details information about our tenants and the related concepts as of June 30, 2026 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	57	$18,934	3.1%
Express Wash Operations, LLC	Whistle Express Car Wash	33	11,066	1.8%
CNP Holdings, LLC	Chicken N Pickle	8	8,641	1.4%
BW Ultimate Parent, LLC	Allsup's/YesWay	13	8,595	1.4%
Dave & Buster's Inc.	Dave & Buster's	5	8,240	1.4%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	13	8,123	1.4%
Busy Bees US Holdings Limited	Various	32	7,430	1.2%
Early Foundations LLC	Primrose School	21	7,329	1.2%
GSP Flagstop LLC	Flagstop Car Wash	20	6,880	1.2%
Fitness Ventures, LLC	Crunch Fitness	13	6,670	1.1%
Top 10 Subtotal		215	91,908	15.2%
Other		2,268	513,023	84.8%
Total		2,483	$604,931	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes one undeveloped land parcel and nine vacant properties.

Diversification by Concept
Our tenants operate their businesses across 715 concepts. (i.e., brands). The following table provides information about the top ten concepts in our portfolio as of June 30, 2026 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$18,934	3.1%	57	1,104,897
Crunch Fitness	Experience	15,895	2.6%	28	1,056,932
Whistle Express Car Wash	Service	11,066	1.8%	33	135,867
John Deere	Service	9,717	1.6%	43	877,794
Denny's Restaurant	Service	9,643	1.6%	69	331,980
Chicken N Pickle	Experience	8,641	1.4%	8	279,483
Allsup's/YesWay	Service	8,595	1.4%	13	75,429
Primrose School	Service	8,289	1.4%	23	272,636
Captain D's	Service	6,901	1.1%	86	223,411
Flagstop Car Wash	Service	6,880	1.1%	20	93,538
Top 10 Subtotal		104,561	17.3%	380	4,451,967
Other		500,370	82.7%	2,103	23,873,955
Total		$604,931	100.0%	2,483	28,325,922
_____________________________________
(1)Excludes one undeveloped land parcel and nine vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of June 30, 2026 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Car Washes	Service	$75,941	12.6%	220	1,085,225	$68.31
Medical / Dental	Service	73,866	12.2%	285	2,323,958	30.61
Early Childhood Education	Service	72,224	11.9%	307	3,229,629	22.23
Automotive Service	Service	50,276	8.3%	324	2,532,229	19.56
Quick Service	Service	49,620	8.2%	465	1,245,416	40.40
Convenience Stores	Service	38,081	6.3%	178	777,686	49.61
Casual Dining	Service	33,919	5.6%	131	931,774	36.33
Equipment Rental and Sales	Service	28,650	4.7%	100	1,982,691	14.15
Other Services	Service	18,827	3.1%	76	1,054,535	18.42
Family Dining	Service	15,533	2.6%	94	530,526	30.13
Pet Care Services	Service	8,177	1.4%	36	305,935	25.30
Service Subtotal		465,114	76.9%	2,216	15,999,604	28.77
Entertainment	Experience	56,024	9.3%	76	2,711,494	19.85
Health and Fitness	Experience	28,704	4.7%	52	2,046,407	13.42
Movie Theaters	Experience	4,436	0.7%	6	293,206	15.13
Experience Subtotal		89,164	14.7%	134	5,051,107	16.97
Other Industrial	Industrial	30,661	5.1%	67	4,315,751	6.92
Building Materials	Industrial	4,808	0.8%	24	1,297,669	3.71
Industrial Subtotal		35,469	5.9%	91	5,613,420	6.18
Grocery	Retail	14,766	2.4%	41	1,635,542	9.03
Home Furnishings	Retail	418	0.1%	1	26,250	15.92
Retail Subtotal		15,184	2.5%	42	1,661,792	9.14
Total/Weighted Average		$604,931	100.0%	2,483	28,325,923	$21.01
_____________________________________
(1)Excludes one undeveloped land parcel and nine vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 2,493 properties are located in 48 states. The following table details the geographical locations of our properties as of June 30, 2026 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$77,162	12.8%	275	3,662,977
Florida	41,843	6.9%	141	1,256,752
Georgia	38,065	6.3%	180	1,373,224
Ohio	31,223	5.2%	147	1,706,160
Wisconsin	26,933	4.5%	102	1,482,045
Missouri	22,042	3.6%	95	1,500,094
North Carolina	19,958	3.3%	90	839,091
Oklahoma	19,495	3.2%	75	990,688
Indiana	19,152	3.2%	84	903,909
Arizona	18,016	3.0%	71	807,869
Illinois	17,860	3.0%	70	821,103
Tennessee	15,674	2.6%	81	648,579
South Carolina	15,388	2.5%	76	624,724
California	15,255	2.5%	41	502,682
Alabama	15,169	2.5%	65	931,287
Michigan	14,269	2.4%	70	1,219,338
Pennsylvania	13,392	2.2%	70	710,609
Virginia	13,174	2.2%	42	434,045
New Jersey	13,164	2.2%	34	497,462
New York	12,391	2.0%	69	738,024
Minnesota	12,098	2.0%	46	659,397
Mississippi	11,372	1.9%	77	417,488
Louisiana	11,084	1.8%	38	355,300
Colorado	10,716	1.8%	36	414,929
Arkansas	10,043	1.7%	65	501,446
New Mexico	8,366	1.4%	28	187,680
Kentucky	7,974	1.3%	54	342,579
Massachusetts	7,924	1.3%	36	492,241
Iowa	7,738	1.3%	35	414,813
Nevada	7,697	1.3%	18	178,541
Utah	7,301	1.2%	7	528,351
Connecticut	7,261	1.2%	22	555,538
Maryland	5,627	0.9%	20	299,969
Kansas	5,249	0.9%	20	235,556
New Hampshire	3,757	0.6%	13	264,527
Oregon	3,745	0.6%	10	187,977
Washington	2,926	0.5%	17	105,513
South Dakota	2,781	0.5%	9	130,152
North Dakota	2,633	0.4%	7	97,442
West Virginia	2,372	0.4%	24	85,800
Nebraska	1,984	0.3%	10	132,297
Vermont	1,286	0.2%	10	80,819
Maine	1,176	0.2%	4	71,000
Idaho	788	0.1%	3	43,588
Rhode Island	481	0.1%	2	22,865
Delaware	415	0.1%	1	4,186
Wyoming	300	0.0%	1	10,001
Alaska	212	0.0%	2	6,630
Total	$604,931	100.1%	2,493	28,477,287

Lease Expirations
As of June 30, 2026, the weighted average remaining term of our leases was 14.3 years (based on annualized base rent), with only 2.3% of our annualized base rent attributable to leases expiring prior to January 1, 2029. The following table sets forth our lease expirations for leases in place as of June 30, 2026 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Rent Coverage Ratio (3)
2026	$4,342	0.7%	22	2.8x
2027	5,225	0.9%	38	3.9x
2028	4,518	0.7%	18	2.9x
2029	11,249	1.9%	122	4.8x
2030	5,968	1.0%	55	3.7x
2031	10,869	1.8%	59	3.2x
2032	14,208	2.3%	45	3.7x
2033	6,464	1.1%	24	3.3x
2034	32,088	5.3%	191	5.0x
2035	20,449	3.4%	122	4.1x
2036	40,469	6.7%	172	3.3x
2037	23,513	3.9%	119	3.0x
2038	51,829	8.6%	189	4.4x
2039	42,084	7.0%	170	3.7x
2040	44,545	7.4%	151	4.5x
2041	34,719	5.7%	170	2.4x
2042	21,172	3.5%	105	3.3x
2043	49,463	8.2%	183	2.2x
2044	49,287	8.1%	172	2.8x
2045	68,831	11.4%	194	2.8x
Thereafter	63,639	10.4%	162	4.1x
Total/Weighted Average	$604,931	100.0%	2,483	3.5x
_____________________________________
(1)Expiration year of contracts in place as of June 30, 2026, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes one undeveloped land parcel and nine vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of June 30, 2026, the weighted average rent coverage ratio of our portfolio was 3.5x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information) as of June 30, 2026 are displayed below:

Unit-Level Coverage Ratio	% of Total
≥ 2.00x	69.1%
1.50x to 1.99x	16.2%
1.00x to 1.49x	10.2%
< 1.00x	3.9%
Not reported	0.6%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of June 30, 2026 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.4%	0.9%	0.1%	0.5%
B-	—%	0.2%	0.1%	1.5%	1.3%
B	—%	1.0%	0.4%	3.7%	6.0%
B+	0.1%	0.6%	1.0%	2.3%	9.4%
BB-	—%	0.3%	2.5%	3.6%	9.9%
BB	—%	0.8%	1.1%	1.3%	14.1%
BB+	—%	0.2%	2.3%	1.1%	7.6%
BBB-	0.1%	0.1%	1.0%	0.8%	9.8%
BBB	—%	0.1%	0.3%	1.3%	4.4%
BBB+	0.1%	0.3%	0.1%	0.1%	1.3%
A-	—%	—%	0.1%	—%	2.0%
A	—%	—%	—%	0.1%	1.0%
A+	—%	—%	—%	—%	—%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended June 30, 2026 and 2025

	Three months ended June 30,
(dollar amounts in thousands)	2026	2025	Change	%
Revenues:
Rental revenue	$151,113	$129,108	$22,005	17.0%
Interest on loans and direct financing lease receivables	9,805	7,573	2,232	29.5%
Other revenue, net	970	381	589	154.6%
Total revenues	161,888	137,062	24,826

Expenses:
General and administrative	10,913	10,670	243	2.3%
Property expenses	1,081	1,497	(416)	(27.8)%
Depreciation and amortization	46,130	38,590	7,540	19.5%
Provision for impairment of real estate	1,365	612	753	123.0%
Change in provision for credit losses	2,635	(44)	2,679	6088.6%
Total expenses	62,124	51,325	10,799
Other operating income:
Gain on dispositions of real estate, net	4,654	2,076	2,578	124.2%
Income from operations	104,418	87,813	16,605
Other (expense)/income:
Interest expense	(30,269)	(24,998)	(5,271)	(21.1)%
Interest income	580	711	(131)	(18.4)%
Other income, net	387	—	387	100.0%
Income before income tax expense	75,116	63,526	11,590
Income tax expense	635	156	479	307.1%
Net income	74,481	63,370	11,111
Net income attributable to non-controlling interests	(194)	(158)	(36)	(22.8)%
Net income attributable to stockholders	$74,287	$63,212	$11,075
Revenues:
Rental revenue. Rental revenue increased by $22.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio, which grew by 287 rental properties, or 14%, since June 30, 2025. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2026 from acquisitions that were made during 2025 and year-to-date 2026.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $2.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the increase in our mortgage loans receivable portfolio during 2026, which led to a higher average daily balance of loans receivable outstanding during the three months ended June 30, 2026.
Other revenue, net. Other revenue increased by $0.6 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to non-recurring loan prepayment fees and other fees received during the three months ended June 30, 2026.

Expenses:
General and administrative. General and administrative expenses increased by $0.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to an increase in professional fees during the three months ended June 30, 2026.
Property expenses. Property expenses decreased by $0.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease in property expenses was primarily due to decreased reimbursable property taxes and property-related operating costs during the three months ended June 30, 2026.
Depreciation and amortization. Depreciation and amortization expense increased by $7.5 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate investment portfolio during the three months ended June 30, 2026.
Provision for impairment of real estate. Impairment charges on real estate investments were $1.4 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, we recorded a provision for impairment of real estate on two and three of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio increased by $2.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $2.6 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. We disposed of 17 and 23 real estate investments during the three months ended June 30, 2026 and 2025, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $5.3 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in interest expense was primarily due to an increase in our outstanding debt balance during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Interest income. Interest income decreased by $0.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease in interest income was primarily due to a decrease in our short term investments and a decrease in interest rates during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Other income, net. During the three months ended June 30, 2026, we recorded $0.4 million of other income, net, related to an insurance recovery.
Income tax expense. Income tax expense increased by $0.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Comparison of the six months ended June 30, 2026 and 2025

	Six months ended June 30,
(dollar amounts in thousands)	2026	2025	Change	%
Revenues:
Rental revenue	$300,505	$250,900	$49,605	19.8%
Interest on loans and direct financing lease receivables	18,432	15,098	3,334	22.1%
Other revenue, net	1,749	418	1,331	318.4%
Total revenues	320,686	266,416	54,270

Expenses:
General and administrative	23,240	22,213	1,027	4.6%
Property expenses	2,575	3,754	(1,179)	(31.4)%
Depreciation and amortization	89,319	73,583	15,736	21.4%
Provision for impairment of real estate	18,195	6,495	11,700	180.1%
Change in provision for credit losses	3,257	—	3,257	100.0%
Total expenses	136,586	106,045	30,541
Other operating income:
Gain on dispositions of real estate, net	9,966	7,060	2,906	41.2%
Income from operations	194,066	167,431	26,635
Other (expense)/income:
Interest expense	(60,215)	(48,791)	(11,424)	(23.4)%
Interest income	990	1,325	(335)	(25.3)%
Other income, net	387	—	387	100.0%
Income before income tax expense	135,228	119,965	15,263
Income tax expense	795	314	481	153.2%
Net income	134,433	119,651	14,782
Net income attributable to non-controlling interests	(353)	(331)	(22)	(6.6)%
Net income attributable to stockholders	$134,080	$119,320	$14,760
Revenues:
Rental revenue. Rental revenue increased by $49.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 2,035 rental properties, representing $5.7 billion in total real estate investments, net, as of June 30, 2025 to 2,329 rental properties, representing $6.6 billion in total real estate investments, net, as of June 30, 2026. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2026 from acquisitions that were made during 2025 and year-to-date 2026.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $3.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to an increase in investments in loans receivable during 2026, leading to a higher average daily balance of loans receivable outstanding during the six months ended June 30, 2026.
Other revenue, net. Other revenue increased by $1.3 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the receipt of non-recurring lease termination and loan prepayment fees during the six months ended June 30, 2026.

Expenses:
General and administrative expenses. General and administrative expenses increased by $1.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily related to an increase in professional fees incurred during the six months ended June 30, 2026.
Property expenses. Property expenses decreased by $1.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in property expenses was primarily due to decreased reimbursable property taxes and property-related operational costs during the six months ended June 30, 2026.
Depreciation and amortization expense. Depreciation and amortization expense increased by $15.7 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the six months ended June 30, 2026.
Provision for impairment of real estate. Impairment charges on real estate investments were $18.2 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. During each of the six months ended June 30, 2026 and 2025, we recorded a provision for impairment of real estate on 10 of our real estate investments.
Change in provision for loan losses. The change in our provision for credit losses in our loan portfolio increased by $3.3 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for loan losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $2.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. We disposed of 23 and 34 real estate properties during the six months ended June 30, 2026 and 2025, respectively.
Other (expense)/income:
Interest expense. Interest expense increased by $11.4 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the six months ended June 30, 2026.
Interest income. Interest income decreased by $0.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in interest income was primarily due to a decrease in our short term investments during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Other income, net. During the six months ended June 30, 2026, we recorded $0.4 million of other income, net, related to an insurance recovery.
Income tax expense. Income tax expense increased by $0.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.
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
To derive AFFO, we modify our computation of Core FFO to include other adjustments to GAAP net income related to certain items that we believe are not indicative of our operating performance, including straight-line rental revenue, non-cash interest, non-cash compensation expense, other amortization expense, the change in our provision for credit losses, other non-cash adjustments and capitalized interest expense. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We believe that AFFO is an additional useful supplemental measure for investors to consider when assessing our operating performance without the distortions created by non-cash items and certain other revenues and expenses.
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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$74,481	$63,370	$134,433	$119,651
Depreciation and amortization of real estate	45,755	38,549	88,884	73,499
Provision for impairment of real estate	1,365	612	18,195	6,495
Gain on dispositions of real estate, net	(4,654)	(2,076)	(9,966)	(7,060)
FFO attributable to stockholders and non-controlling interests	116,947	100,455	231,546	192,585
Non-core (income) expense, net (1)	(266)	—	(218)	—
Core FFO attributable to stockholders and non-controlling interests	116,681	100,455	231,328	192,585
Adjustments:
Straight-line rental revenue, net	(15,133)	(12,105)	(30,498)	(23,078)
Non-cash interest	1,452	1,357	2,894	2,635
Non-cash compensation expense	3,461	3,496	7,626	7,464
Other amortization expense	946	268	1,233	520
Change in provision for credit losses	2,635	(44)	3,257	—
Other non-cash adjustments	625	505	1,194	733
Capitalized interest expense	(550)	(911)	(1,111)	(2,137)
AFFO attributable to stockholders and non-controlling interests	$110,117	$93,021	$215,923	$178,722
_____________________________________
(1)Includes net insurance recovery income during the three months ended June 30, 2026 and non-core technology expenses during the three and six months ended June 30, 2026.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$74,481	$63,370	$134,433	$119,651
Depreciation and amortization	46,130	38,590	89,319	73,583
Interest expense	30,269	24,998	60,215	48,791
Interest income	(580)	(711)	(990)	(1,325)
Income tax expense	635	156	795	314
EBITDA attributable to stockholders and non-controlling interests	150,935	126,403	283,772	241,014
Provision for impairment of real estate	1,365	612	18,195	6,495
Gain on dispositions of real estate, net	(4,654)	(2,076)	(9,966)	(7,060)
EBITDAre attributable to stockholders and non-controlling interests	$147,646	$124,939	$292,001	$240,449
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

The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended June 30, 2026:

(in thousands)	Three months ended June 30, 2026
Net income	$74,481
Depreciation and amortization	46,130
Interest expense	30,269
Interest income	(580)
Income tax expense	635
EBITDA attributable to stockholders and non-controlling interests	150,935
Provision for impairment of real estate	1,365
Gain on dispositions of real estate, net	(4,654)
EBITDAre attributable to stockholders and non-controlling interests	147,646
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	5,623
Adjustment to exclude other non-core or non-recurring activity (2)	4,406
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(856)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$156,819

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$627,276
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended June 30, 2026 had occurred on April 1, 2026.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	June 30, 2026	December 31, 2025
Unsecured term loan, net of deferred financing costs	$1,726,971	$1,725,010
Revolving credit facility	—	—
Senior unsecured notes	1,176,075	786,708
Total debt	2,903,046	2,511,718
Deferred financing costs and original issue discount, net	26,954	18,282
Gross debt	2,930,000	2,530,000
Cash and cash equivalents	(126,165)	(60,181)
Restricted cash available for future investment	(8,064)	(10,184)
Net debt	2,795,771	2,459,635
Less: Unsettled forward equity (1)	(574,737)	(332,151)
Pro forma net debt	$2,221,034	$2,127,484
_____________________________________
(1)Adjusted to reflect, on a pro forma basis, 18,887,181 shares at $30.43 per share and 10,900,920 shares at $30.47 per share, all sold on a forward basis, as if they had been physically settled for cash on June 30, 2026 and December 31, 2025, respectively.

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
The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$74,481	$63,370	$134,433	$119,651
General and administrative expense	10,913	10,670	23,240	22,213
Depreciation and amortization	46,130	38,590	89,319	73,583
Provision for impairment of real estate	1,365	612	18,195	6,495
Change in provision for credit losses	2,635	(44)	3,257	—
Gain on dispositions of real estate, net	(4,654)	(2,076)	(9,966)	(7,060)
Interest expense	30,269	24,998	60,215	48,791
Interest income	(580)	(711)	(990)	(1,325)
Other income, net	(387)	—	(387)	—
Income tax expense	635	156	795	314
NOI attributable to stockholders and non-controlling interests	160,807	135,565	318,111	262,662
Straight-line rental revenue, net	(15,133)	(12,105)	(30,498)	(23,078)
Other amortization and non-cash adjustments	4,206	729	5,684	1,253
Cash NOI attributable to stockholders and non-controlling interests	$149,880	$124,189	$293,297	$240,837
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

The following table reconciles general and administrative expense (which is the most comparable GAAP measure) to Cash G&A:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative expense	$10,913	$10,670	$23,240	$22,213
Non-core general and administrative expense(1)	(121)	—	(169)	—
Non-cash compensation expense	(3,461)	(3,496)	(7,626)	(7,464)
Straight-line rent expense	(151)	10	(250)	21
Cash G&A	$7,180	$7,184	$15,195	$14,770
_____________________________________
(1)Includes non-core technology expenses during the three and six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$430,000	$430,000	2.26%	2.36%
2028 Term Loan	January 2028	400,000	400,000	4.51%	4.51%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.25%	5.25%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.67%	4.67%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
2036 Notes	July 2036	400,000	—	5.38%	—%
Revolving Credit Facility	February 2030 (2)	—	—	—%	—%
Total principal outstanding		$2,930,000	$2,530,000	4.37%	4.23%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
While our borrowings under the 2027 Term Loan and the CF Term Loans are variable-rate, we have effectively fixed the interest rate under these term loans by entering into interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At June 30, 2026, our aggregate asset in the event of the early termination of our swaps was $0.7 million.
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
Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our Senior Notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of June 30, 2026:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$1,200,000	$1,150,836
_____________________________________
(1)Excludes net deferred financing costs of $9.9 million and net discount of $14.0 million.
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
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and filed with the SEC on February 11, 2026. The following additional risk factor should be read in conjunction with the risk factors previously disclosed in such Annual Report. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Tax protection agreements entered into in connection with property acquisitions may limit our operating flexibility and could result in significant payments to protected unitholders.
In connection with certain past or future property acquisitions our Operating Partnership has issued, or may issue, OP Units to contributors of acquired properties and entered, or may enter, into tax protection agreements with certain of those contributors. These agreements generally provide that, for a specified period of time, if our Operating Partnership disposes of any interest in the relevant contributed properties in a taxable transaction, subject to certain exceptions, or takes certain other actions that (or fails to take certain other actions that, if not taken) result in taxable gain to any protected contributor(s), our Operating Partnership may be required to indemnify such protected contributor(s) for the portion of their tax liabilities attributable to the built-in-gain that existed with respect to the contributed properties at the time of the acquisition, together with a gross up for tax liabilities incurred as a result of such indemnification payment. Accordingly, we and our Operating Partnership will refrain from taking certain actions that (or take certain actions that, if not taken) could trigger taxable gain to the protected unitholders. Such actions may include, among other actions, selling, transferring, or otherwise disposing of protected properties in a taxable transaction, reducing or repaying certain indebtedness that has been allocated to protected unitholders for U.S. federal, state or local income tax purposes, or engaging in other transactions that could cause the protected unitholders to recognize taxable income or gain.
Any indemnification payment required pursuant to a tax protection agreement could be substantial and could adversely affect our financial condition, results of operations, cash flows, and ability to make distributions to our stockholders. Accordingly, tax protection agreements may limit our operational and strategic flexibility and could require us to incur significant costs in connection with transactions that would otherwise be in the best interests of our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.2	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 8, 2019)

3.4	Certificate of Notice, dated February 28, 2020 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 2, 2020)

3.5	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 16, 2020)

10.26*†	Director Alignment of Interest Program under the Essential Properties Realty Trust, Inc. 2023 Incentive Plan

22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	July 22, 2026	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	July 22, 2026	By:	/s/ Robert W. Salisbury
Robert W. Salisbury Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)