Form 10-Q
period 2026-09-30
ESSENTIAL PROPERTIES REALTY TRUST, INC.
filed 2026-10-21
CIK 1728951

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
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2026, the registrant had 220,275,169 shares of common stock, $0.01 par value per share, outstanding.

i

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Real estate investments, at cost:
Land and improvements	$2,465,500	$2,200,829
Building and improvements	4,916,832	4,388,959
Lease incentives	25,113	24,154
Construction in progress	37,298	49,881
Intangible lease assets	119,712	99,217
Total real estate investments, at cost	7,564,455	6,763,040
Less: accumulated depreciation and amortization	(730,526)	(612,674)
Total real estate investments, net	6,833,929	6,150,366
Loans and direct financing lease receivables, net	495,209	401,323
Real estate investments held for sale, net	18,863	2,635
Net investments	7,348,001	6,554,324
Cash and cash equivalents	25,222	60,181
Restricted cash	4,373	10,184
Straight-line rent receivable, net	241,136	191,008
Derivative assets	20,462	7,861
Rent receivables, prepaid expenses and other assets, net	50,357	39,465
Total assets(1)	$7,689,551	$6,863,023

LIABILITIES AND EQUITY
Unsecured term loans, net of deferred financing costs	$1,297,361	$1,725,010
Senior unsecured notes, net	1,176,756	786,708
Revolving credit facility	491,000	—
Intangible lease liabilities, net	13,929	10,766
Dividends and distributions payable	71,469	65,391
Derivative liabilities	8	26,226
Accrued liabilities and other payables	54,804	41,028
Total liabilities(1)	3,105,327	2,655,129
Commitments and contingencies (see Note 11)	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 150,000,000 authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 500,000,000 authorized; 220,275,169 and 209,702,433 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,203	2,097
Additional paid-in capital	4,651,877	4,328,137
Distributions in excess of cumulative earnings	(131,154)	(109,261)
Accumulated other comprehensive income (loss)	17,974	(20,979)
Total stockholders' equity	4,540,900	4,199,994
Non-controlling interests	43,324	7,900
Total equity	4,584,224	4,207,894
Total liabilities and equity	$7,689,551	$6,863,023
__________________________________________________
(1)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 2—Summary of Significant Accounting Policies. As of September 30, 2026 and December 31, 2025, all of the assets and liabilities of the Company were held by its operating partnership, Essential Properties, L.P., a consolidated VIE, with the exception of $70.6 million and $65.1 million, respectively, of dividends payable.
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
(Unaudited, in thousands, except share and per share data)	2026	2025	2026	2025
Revenues:
Rental revenue	$157,763	$136,544	$458,267	$387,444
Interest on loans and direct financing lease receivables	10,478	8,129	28,910	23,228
Other revenue, net	430	261	2,180	680
Total revenues	168,671	144,934	489,357	411,352

Expenses:
General and administrative	14,107	10,211	37,347	32,423
Property expenses	2,140	1,850	4,716	5,604
Depreciation and amortization	46,925	38,976	136,244	112,559
Provision for impairment of real estate	15,032	1,439	33,227	7,934
Change in provision for credit losses	196	83	3,453	83
Total expenses	78,400	52,559	214,987	158,603
Other operating income:
Gain on dispositions of real estate, net	4,234	1,361	14,200	8,421
Income from operations	94,505	93,736	288,570	261,170
Other (expense)/income:
Loss on debt extinguishment	(138)	—	(138)	—
Interest expense	(34,214)	(28,348)	(94,429)	(77,139)
Interest income	722	582	1,711	1,907
Other income, net	—	—	387	—
Income before income tax expense	60,875	65,970	196,101	185,938
Income tax expense	218	170	1,013	485
Net income	60,657	65,800	195,088	185,453
Net income attributable to non-controlling interests	(500)	(180)	(852)	(511)
Net income attributable to stockholders	$60,157	$65,620	$194,236	$184,942

Basic weighted average shares outstanding	216,679,914	198,141,272	214,396,578	194,753,085
Basic net income per share	$0.28	$0.33	$0.90	$0.95

Diluted weighted average shares outstanding	219,121,415	199,875,244	216,394,255	196,853,561
Diluted net income per share	$0.27	$0.33	$0.90	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(Unaudited, in thousands)	2026	2025	2026	2025
Net income	$60,657	$65,800	$195,088	$185,453
Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	21,265	1,438	43,273	(24,941)
Cash flow hedge gain reclassified to interest expense	(1,453)	(4,283)	(4,104)	(12,688)
Total other comprehensive income (loss)	19,812	(2,845)	39,169	(37,629)
Comprehensive income	80,469	62,955	234,257	147,824
Net income attributable to non-controlling interests	(500)	(180)	(852)	(511)
Other comprehensive (income) loss attributable to non-controlling interests	(164)	8	(216)	111
Comprehensive income attributable to stockholders	$79,805	$62,783	$233,189	$147,424
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(Unaudited, in thousands, except share data)	Number of Shares	Par Value
Balance at December 31, 2025	209,702,433	$2,097	$4,328,137	$(109,261)	$(20,979)	$4,199,994	$7,900	$4,207,894
Common stock issuance	6,231,352	62	192,663	—	—	192,725	—	192,725
Common stock withheld related to net share settlement of equity awards	—	—	—	(8,181)	—	(8,181)	—	(8,181)
Costs related to issuance of common stock	—	—	(463)	—	—	(463)	—	(463)
Other comprehensive income	—	—	—	—	8,552	8,552	24	8,576
Equity-based compensation expense	312,170	3	4,126	—	—	4,129	—	4,129
Dividends and distributions declared	—	—	—	(67,123)	—	(67,123)	(453)	(67,576)
Net income	—	—	—	59,792	—	59,792	158	59,950
Balance at March 31, 2026	216,245,955	2,162	4,524,463	(124,773)	(12,427)	4,389,425	7,629	4,397,054
OP Unit Issuance	—	—	—	—	—	—	36,569	36,569
Costs related to issuance of common stock	—	—	(93)	—	—	(93)	—	(93)
Other comprehensive income	—	—	—	—	10,753	10,753	28	10,781
Equity-based compensation expense	26,003	1	3,330	—	—	3,331	—	3,331
Dividends and distributions declared	—	—	—	(69,292)	—	(69,292)	(860)	(70,152)
Net income	—	—	—	74,287	—	74,287	194	74,481
Balance at June 30, 2026	216,271,958	2,163	4,527,700	(119,778)	(1,674)	4,408,411	43,560	4,451,971
Common stock issuance	3,969,568	40	119,463	—	—	119,503	—	119,503
Common stock withheld related to net share settlement of equity awards	—	—	—	(964)	—	(964)	—	(964)
Costs related to issuance of common stock	—	—	(292)	—	—	(292)	—	(292)
Other comprehensive income	—	—	—	—	19,648	19,648	164	19,812
Equity-based compensation expense	33,643	—	5,006	—	—	5,006	—	5,006
Dividends and distributions declared	—	—	—	(70,569)	—	(70,569)	(900)	(71,469)
Net income	—	—	—	60,157	—	60,157	500	60,657
Balance at September 30, 2026	220,275,169	$2,203	$4,651,877	$(131,154)	$17,974	$4,540,900	$43,324	$4,584,224
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Stockholders’ Equity (continued)

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(Unaudited, in thousands, except share data)	Number of Shares	Par Value
Balance at December 31, 2024	187,537,592	$1,875	$3,658,219	$(113,302)	$16,886	$3,563,678	$8,449	$3,572,127
Common stock issuance	9,732,006	97	278,526	—	—	278,623	—	278,623
Common stock withheld related to net share settlement of equity awards	—	—	—	(6,300)	—	(6,300)	—	(6,300)
Costs related to issuance of common stock	—	—	(443)	—	—	(443)	—	(443)
Other comprehensive income	—	—	—	—	(22,295)	(22,295)	(69)	(22,364)
Equity-based compensation expense	242,718	2	3,966	—	—	3,968	—	3,968
Dividends and distributions declared	—	—	—	(58,368)	—	(58,368)	(287)	(58,655)
Net income	—	—	—	56,108	—	56,108	173	56,281
Balance at March 31, 2025	197,512,316	1,974	3,940,268	(121,862)	(5,409)	3,814,971	8,266	3,823,237
Common stock issuance	604,104	6	20,180	—	—	20,186	—	20,186
Common stock withheld related to net share settlement of equity awards	—	—	—	(7)	—	(7)	—	(7)
Costs related to issuance of common stock	—	—	(45)	—	—	(45)	—	(45)
Other comprehensive income	—	—	—	—	(12,382)	(12,382)	(34)	(12,416)
Equity-based compensation expense	22,147	1	3,496	—	—	3,497	—	3,497
Dividends and distributions declared	—	—	—	(59,544)	—	(59,544)	(292)	(59,836)
Net income	—	—	—	63,212	—	63,212	158	63,370
Balance at June 30, 2025	198,138,567	1,981	3,963,899	(118,201)	(17,791)	3,829,888	8,098	3,837,986
Common stock issuance	—	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	—	—	—	(100)	—	(100)	—	(100)
Costs related to issuance of common stock	—	—	(76)	—	—	(76)	—	(76)
Other comprehensive loss	—	—	—	—	(2,837)	(2,837)	(8)	(2,845)
Equity-based compensation expense	5,985	—	3,553	—	—	3,553	—	3,553
Dividends and distributions declared	—	—	—	(59,543)	—	(59,543)	(293)	(59,836)
Net income	—	—	—	65,620	—	65,620	180	65,800
Balance at September 30, 2025	198,144,552	$1,981	$3,967,376	$(112,224)	$(20,628)	$3,836,505	$7,977	$3,844,482
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$195,088	$185,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,244	112,559
Amortization of lease incentives	1,383	1,511
Amortization of above/below market leases and right of use assets, net	(185)	(133)
Amortization of deferred financing costs and other non-cash interest expense	6,375	5,432
Loss on debt extinguishment	138	—
Provision for impairment of real estate	33,227	7,934
Change in provision for credit losses	3,453	83
Gain on dispositions of real estate, net	(14,200)	(8,421)
Straight-line rent receivable, net	(49,066)	(39,178)
Equity-based compensation expense	12,778	11,018
Adjustment to rental revenue for tenant credit	6,242	2,753
Changes in other assets and liabilities:
Rent receivables, prepaid expenses and other assets, net	(16,591)	(3,791)
Accrued liabilities and other payables	13,114	713
Net cash provided by operating activities	328,000	275,933
Cash flows from investing activities:
Proceeds from sales of investments, net	80,740	80,510
Principal collections on loans and direct financing lease receivables	36,431	10,200
Investments in loans receivable	(129,909)	(79,858)
Deposits for prospective real estate investments	(3,086)	(7,307)
Investment in real estate, including capital expenditures	(831,893)	(832,647)
Investment in construction in progress	(64,764)	(84,830)
Lease incentives paid	(2,045)	(2,853)
Net cash used in investing activities	(914,526)	(916,785)
Cash flows from financing activities:
Borrowings under revolving credit facility	948,537	665,000
Repayments under revolving credit facility	(460,000)	(545,000)
Repayment of unsecured term loan	(430,000)	—
Proceeds from issuance of senior unsecured notes, net	389,876	390,668
Payments for taxes related to net settlement of equity awards	(9,145)	(6,409)
Payment of deferred financing costs	(2,012)	(8,574)
Proceeds from issuance of common stock, net	312,228	298,809
Offering costs	(609)	(679)
Dividends and distributions paid	(203,119)	(174,099)
Net cash provided by financing activities	545,756	619,716
Net decrease in cash and cash equivalents and restricted cash	(40,770)	(21,136)
Cash and cash equivalents and restricted cash, beginning of period	70,365	44,978
Cash and cash equivalents and restricted cash, end of period	$29,595	$23,842
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$25,222	$23,842
Restricted cash	4,373	—
Cash and cash equivalents and restricted cash, end of period	$29,595	$23,842
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Cash Flows (continued)
(Unaudited, in thousands)

	Nine months ended September 30,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$86,155	$72,354
Cash paid for income taxes	1,438	1,106
Non-cash investing and financing activities:
Reclassification from construction in progress upon project completion	$75,227	$191,408
Net settlement of proceeds on the sale of investments	(2,375)	(1,650)
Non-cash investment in real estate and loan receivable activity	3,576	18,294
Transfer from real estate to direct financing lease receivable	285	—
Contribution of real estate in exchange for OP Units	36,569	—
Unrealized gain (loss) on cash flow hedges	43,273	(24,941)
Non-cash deferred financing costs	5,063	2,600
Accrued offering and deferred financing costs	414	213
Dividends and distributions declared and unpaid	71,469	59,836
The accompanying notes are an integral part of these consolidated financial statements.

ESSENTIAL PROPERTIES REALTY TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements
September 30, 2026
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2026 and December 31, 2025, the Company, directly and indirectly, held a 99.2% and 99.7% ownership interest in the Operating Partnership, respectively, and the consolidated financial statements include the financial statements of the Operating Partnership as of these dates. See Note 8—Non-controlling Interests for changes in the ownership interest in the Operating Partnership.
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
Depreciation and Amortization
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and 15 years for site improvements. The Company recorded the following amounts of depreciation expense on its real estate investments during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation on real estate investments	$44,602	$37,505	$129,182	$108,192
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
The Company recorded the following provisions for impairment of long lived assets during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Provision for impairment of real estate	$15,032	$1,439	$33,227	$7,934
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
As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $25.2 million and $60.2 million, respectively, of which $24.7 million and $59.7 million, respectively, were not insured by the FDIC. Although the Company bears risk with respect to amounts not insured by the FDIC, it has not experienced and does not anticipate any losses as a result due to the high quality of the financial institutions where balances are held.
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

The Company recorded the following amounts as contingent rent, which are included as a component of rental revenue in the Company's consolidated statements of operations, during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Contingent rent	$238	$229	$608	$671
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
The Company recorded the following adjustments to rental revenue for tenant credit during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Adjustment to rental revenue for tenant credit	$(1,932)	$(994)	$(6,242)	$(2,753)
Offering Costs
In connection with the completion of equity offerings, the Company incurs legal, accounting and other offering-related costs. Such costs are deducted from the gross proceeds of each equity offering when the offering is completed. As of September 30, 2026 and December 31, 2025, the Company capitalized a total of $93.8 million and $93.0 million, respectively, of such costs, which are presented as a reduction of additional paid-in capital on the Company’s consolidated balance sheets.
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
As of September 30, 2026 and December 31, 2025, the Company had no accruals recorded for uncertain tax positions. The Company’s policy is to classify interest expense and penalties relating to taxes in general and administrative expense in the consolidated statements of operations. During the three and nine months ended September 30, 2026 and 2025, the Company recorded de minimis interest or penalties relating to taxes, and there were no interest or penalties with respect to taxes accrued as of September 30, 2026 or December 31, 2025. The 2025, 2024, 2023, 2022, and 2021 taxable years remain open to examination by federal and/or state taxing jurisdictions to which the Company is subject.
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
The Company has concluded that the Operating Partnership is a VIE of which the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact the economic performance of the Operating Partnership. Substantially all of the Company’s assets and liabilities are held by the Operating Partnership. The assets and liabilities of the Operating Partnership are consolidated and reported as assets and liabilities on the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025.
Additionally, the Company has concluded that certain entities to which it has provided mortgage loans are VIEs because the entities' equity was not sufficient to finance their activities without additional subordinated financial support. The following table presents information about the Company’s mortgage loan-related VIEs as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Number of VIEs	69	57
Aggregate carrying value	$442,938	$374,671

The Company was not the primary beneficiary of any of these entities, because the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance as of September 30, 2026 and December 31, 2025. The Company’s maximum exposure to loss in these entities is limited to the carrying amount of its investment. The Company had no liabilities associated with these VIEs as of September 30, 2026 and December 31, 2025.
Recent Accounting Developments
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires additional disclosures about a public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative; and research and development. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company has evaluated the impact of this guidance and, while the adoption is not expected to have an impact on the Company's financial statements, it is expected to result in incremental disclosures within the footnotes to the Company's consolidated financial statements.
3. Investments
The following table presents information about the number of investments in the Company’s real estate investment portfolio as of each date presented:

	September 30, 2026	December 31, 2025
Owned properties (1)	2,412	2,140
Properties securing investments in mortgage loans (2)	157	150
Ground lease interests	11	10
Total number of investments	2,580	2,300
_____________________________________
(1)Includes 12 and eight properties which are subject to leases accounted for as direct financing leases or loans as of September 30, 2026 and December 31, 2025.
(2)Properties secure 34 and 28 mortgage loans receivable as of September 30, 2026 and December 31, 2025, respectively.
The following table presents information about the gross investment value of the Company’s real estate investment portfolio as of each date presented:

(in thousands)	September 30, 2026	December 31, 2025
Real estate investments, at cost	$7,564,455	$6,763,040
Loans and direct financing lease receivables, net	495,209	401,323
Real estate investments held for sale, net	18,863	2,635
Total gross investments	$8,078,527	$7,166,998

Investments in 2026 and 2025
The following table presents information about the Company’s investment activity during the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
(Dollar amounts in thousands)	2026	2025
Ownership type	(1)	(2)
Number of properties	303	199

Investment allocation:
Land and improvements	$299,482	$257,775
Building and improvements	543,813	575,253
Intangible lease assets	29,519	10,218
Intangible lease liabilities	(4,455)	(970)
Construction in progress (3)	64,764	84,830
Total investments (including acquisition costs) (4)	$933,123	$927,106
_____________________________________
(1)During the nine months ended September 30, 2026, the Company acquired fee interests in 302 properties and acquired one property subject to a ground lease.
(2)During the nine months ended September 30, 2025, the Company acquired fee interests in 197 properties and acquired two properties subject to a ground lease.
(3)Represents amounts incurred at and subsequent to initial investment and includes $1.4 million and $2.8 million of capitalized interest expense during the nine months ended September 30, 2026 and 2025, respectively.
(4)Includes real property contributed by a third-party to the Operating Partnership in exchange for $36.6 million of OP Units.
During the nine months ended September 30, 2026 and 2025, the Company did not make any new investments that individually represented more than 5% of the Company’s total real estate investment portfolio.

Gross Investment Activity
During the nine months ended September 30, 2026 and 2025, the Company had the following gross investment activity:

(Dollar amounts in thousands)	Number of Investment Locations	Dollar Amount of Investments
Gross investments, January 1, 2025	2,104	$6,029,433
Acquisitions of and additions to real estate investments	199	948,084
Sales of investments in real estate	(41)	(81,857)
Provision for impairment of real estate (1)		(7,934)
Investments in loans receivable	13	81,508
Principal collections on and settlements of loans and direct financing lease receivables	(9)	(30,143)
Other		(4,656)
Gross investments, September 30, 2025		6,934,435
Less: Accumulated depreciation and amortization (2)		(577,367)
Net investments, September 30, 2025	2,266	$6,357,068

Gross investments, January 1, 2026	2,300	$7,166,998
Acquisitions of and additions to real estate investments	303	946,249
Sales of investments in real estate	(34)	(83,118)
Provision for impairment of real estate (3)		(33,227)
Investments in loans and direct financing lease receivables	26	133,770
Principal collections on and settlements of loans and direct financing lease receivables	(15)	(36,431)
Change in provision for credit losses		(3,453)
Other		(12,262)
Gross investments, September 30, 2026		8,078,527
Less: Accumulated depreciation and amortization (2)		(730,526)
Net investments, September 30, 2026	2,580	$7,348,001
_____________________________________
(1)During the nine months ended September 30, 2025, the Company identified and recorded provisions for impairment at 11 tenanted properties and two vacant properties.
(2)Includes $672.2 million and $523.1 million of accumulated depreciation as of September 30, 2026 and 2025, respectively.
(3)During the nine months ended September 30, 2026, the Company identified and recorded provisions for impairment at 11 tenanted properties and seven vacant properties.
Loans and Direct Financing Lease Receivables
As of September 30, 2026 and December 31, 2025, the Company had 34 and 28 mortgage loans receivable outstanding, respectively, and seven and three leases accounted for as loans, respectively, with an aggregate carrying amount of $494.7 million and $398.0 million, respectively. The maximum amount of loss due to credit risk is the Company's current principal balance of $494.7 million as of September 30, 2026.

The Company’s loans receivable portfolio as of September 30, 2026 and December 31, 2025 is summarized below (dollars in thousands):

						Principal Balance Outstanding
Loan Type	Monthly Payment (1)	Number of Secured Properties	Effective Interest Rate	Stated Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Mortgage (2)(3)	I/O	2	8.80%	8.00%	2039	$12,000	$12,000
Mortgage (2)	I/O	1	8.53%	7.75%	2039	2,500	2,500
Mortgage (2)(3)	I/O	69	7.82%	7.33%	2034	51,000	51,000
Mortgage (2)(3)	I/O	1	8.54%	8.50%	2026	1,525	1,525
Mortgage (2)(3)	I/O	2	8.33%	8.33%	2026	994	994
Mortgage (2)	I/O	2	6.87%	6.40%	2036	2,520	2,520
Mortgage (2)	I/O	2	8.33%	8.33%	2026	2,389	2,389
Mortgage (2)	I/O	1	8.99%	8.09%	2051	35,000	35,000
Mortgage (2)	I/O	7	7.39%	6.80%	2036	35,474	35,474
Mortgage (2)	I/O	1	7.73%	7.20%	2036	2,470	2,470
Mortgage (2)(3)	I/O	—	8.00%	8.00%	2040	—	1,754
Mortgage (2)	I/O	3	7.00%	7.00%	2027	1,783	6,275
Mortgage (2)	I/O	1	8.30%	8.25%	2026	760	760
Mortgage (2)(3)	I/O	4	8.64%	8.05%	2037	12,250	12,250
Mortgage (2)(3)	I/O	9	8.85%	8.25%	2037	25,993	25,993
Mortgage (2)	I/O	1	8.84%	8.25%	2038	11,400	10,200
Mortgage (2)	I/O	—	10.19%	9.50%	2039	—	10,300
Mortgage (2)	I/O	14	10.00%	8.65%	2044	57,454	57,454
Mortgage (2)(3)	I/O	1	10.22%	9.75%	2034	15,000	15,000
Mortgage (2)(3)	I/O	—	10.20%	9.50%	2039	—	5,900
Mortgage (2)	I/O	1	8.00%	8.00%	2027	900	900
Mortgage (2)	I/O	6	9.58%	8.25%	2044	23,649	23,649
Mortgage (2)(3)	P+l	1	7.50%	7.50%	2028	1,550	1,550
Mortgage (2)	I/O	1	9.72%	8.00%	2045	19,950	19,950
Mortgage (2)	I/O	2	10.93%	9.00%	2045	13,000	13,000
Mortgage (2)	I/O	1	8.06%	7.25%	2040	8,276	8,276
Mortgage (2)	I/O	1	9.92%	9.25%	2040	1,976	13,650
Mortgage (2)	I/O	3	9.54%	8.25%	2045	18,727	3,692
Mortgage (2)	I/O	1	10.19%	9.50%	2041	3,634	—
Mortgage (2)	I/O	2	9.21%	8.00%	2041	20,200	—
Mortgage (2)	I/O	1	10.30%	9.60%	2041	4,007	—
Mortgage (2)	I/O	6	9.12%	8.50%	2041	22,062	—
Mortgage (2)	I/O	3	9.93%	9.25%	2041	10,634	—
Mortgage (2)	I/O	2	7.50%	7.50%	2028	2,375	—
Mortgage (2)	I/O	3	8.31%	7.95%	2036	16,800	—
Mortgage (2)	I/O	1	8.63%	8.25%	2036	261	—
Mortgage (2)	I/O	1	10.00%	10.00%	2033	6,800	—
Leasehold interests	P+I	8	(4)	(4)	(4)	49,386	21,541
Net investment						$494,699	$397,966
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

Scheduled principal payments due to be received under the Company’s loans receivable as of September 30, 2026 were as follows:

(in thousands)	Loans Receivable
October 1 - December 31, 2026	$6,694
2027	4,004
2028	5,374
2029	1,584
2030	1,727
Thereafter	475,316
Total	$494,699
As of September 30, 2026 and December 31, 2025, the Company had $4.6 million and $4.4 million, respectively, of net investments accounted for as direct financing lease receivables. The components of the investments accounted for as direct financing lease receivables were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Minimum lease payments receivable	$19,597	$18,652
Estimated unguaranteed residual value of leased assets	559	559
Unearned income from leased assets	(15,592)	(14,850)
Net investment	$4,564	$4,361
Scheduled future minimum non-cancelable base rental payments due to be received under the direct financing lease receivables as of September 30, 2026 were as follows:

(in thousands)	Future Minimum Base Rental Payments
October 1 - December 31, 2026	$147
2027	596
2028	624
2029	638
2030	652
Thereafter	16,940
Total	$19,597
Allowance for Credit Losses
The Company utilizes a real estate loss estimate model (i.e., a RELEM model), which estimates losses on loans and direct financing lease receivables for purposes of calculating an allowance for credit losses. As of September 30, 2026 and December 31, 2025, the Company recorded an allowance for credit losses of $4.1 million and $1.0 million, respectively, which is recorded within loans and direct financing lease receivables, net on the Company's consolidated balance sheets. Changes in the Company’s allowance for credit losses are presented within change in provision for credit losses in the Company’s consolidated statements of operations.

For the nine months ended September 30, 2026 and 2025, the changes to the Company's allowance for credit losses were as follows:

(in thousands)	Allowance for Credit Losses
Balance at January 1, 2025	$896
Current period provision for expected credit losses(1)	83
Write-offs charged	—
Recoveries	—
Balance at September 30, 2025	$979

Balance at January 1, 2026	$1,004
Current period provision for expected credit losses(1)	3,453
Write-offs charged	(404)
Recoveries	—
Balance at September 30, 2026	$4,053
_____________________________________
(1)Changes in the allowance for credit losses were primarily attributable to changes in global and asset-specific assumptions in our credit loss model, as well as changes in the size of the Company's loans and direct financing lease receivables portfolio.
The Company considers the ratio of loan to value ("LTV") to be a significant credit quality indicator for its loans and direct financing lease portfolio. The following table presents information about the LTV of the Company's loans and direct financing lease receivables measured at amortized cost as of September 30, 2026:

	Amortized Cost Basis by Origination Year					Total Amortized Cost Basis
(in thousands)	2026	2025	2024	2023	Prior to 2023
LTV <60%	$—	$285	$—	$—	$54,904	$55,189
LTV 60%-70%	9,800	—	—	—	30,072	39,872
LTV >70%	120,601	65,693	98,708	11,400	107,800	404,202
	$130,401	$65,978	$98,708	$11,400	$192,776	$499,263
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

The following table shows the activity in real estate investments held for sale and intangible lease liabilities held for sale during the nine months ended September 30, 2026 and 2025.

(Dollar amounts in thousands)	Number of Properties	Real Estate Investments	Intangible Lease Liabilities	Net Carrying Value
Held for sale balance, January 1, 2025	5	$10,018	$—	$10,018
Transfers to held for sale classification	4	4,805	—	4,805
Sales	(4)	(8,577)	—	(8,577)
Transfers to held and used classification	(2)	(4,887)	—	(4,887)
Held for sale balance, September 30, 2025	3	$1,359	$—	$1,359

Held for sale balance, January 1, 2026	1	$2,635	$—	$2,635
Transfers to held for sale classification	10	38,358	(76)	38,282
Sales	(5)	(19,495)	76	(19,419)
Transfers to held and used classification	(1)	(2,635)	—	(2,635)
Held for sale balance, September 30, 2026	5	$18,863	$—	$18,863
Significant Concentrations
The Company did not have any tenants (including for this purpose, all affiliates of such tenants) whose rental revenue for the nine months ended September 30, 2026 or 2025 represented 10% or more of total rental revenue in the Company’s consolidated statements of operations.
The following table lists the state where the rental revenue from the properties in that state during the periods presented represented 10% or more of total rental revenue in the Company’s consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
State	2026	2025	2026	2025
Texas	13.3%	11.7%	13.2%	12.4%
Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of the dates presented:

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
In-place leases	$109,060	$47,828	$61,232	$88,145	$44,489	$43,656
Intangible market lease assets	10,652	4,826	5,826	11,072	6,607	4,465
Total intangible assets	$119,712	$52,654	$67,058	$99,217	$51,096	$48,121

Intangible market lease liabilities	$18,757	$4,828	$13,929	$15,521	$4,755	$10,766

The remaining weighted average amortization period for the Company’s intangible assets and liabilities as of September 30, 2026, by category and in total, were as follows:

Years Remaining
In-place leases	9.1
Intangible market lease assets	14.0
Total intangible assets	9.6

Intangible market lease liabilities	10.4
The following table discloses amounts recognized within the consolidated statements of operations related to amortization of in-place leases, amortization and accretion of above- and below-market lease assets and liabilities, net and the amortization and accretion of above- and below-market ground leases for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of in-place leases (1)	$2,033	$1,392	$6,252	$4,119
Accretion of market lease intangibles, net (2)	(355)	(18)	(92)	(36)
Accretion of above- and below-market ground lease intangibles, net (3)	(34)	(32)	(93)	(97)
_____________________________________
(1)Reflected within depreciation and amortization expense.
(2)Reflected within rental revenue.
(3)Reflected within property expenses.
The following table provides the estimated amortization of in-place lease assets to be recognized as a component of depreciation and amortization expense for the next five years and thereafter:

(in thousands)	In-Place Lease Assets
October 1 - December 31, 2026	$1,883
2027	7,023
2028	6,253
2029	5,984
2030	5,539
Thereafter	34,550
Total	$61,232
The following table provides the estimated net amortization of above- and below-market lease intangibles to be recognized as a component of rental revenue for the next five years and thereafter:

(in thousands)	Above Market Lease Asset	Below Market Lease Liabilities	Net Adjustment to Rental Revenue
October 1 - December 31, 2026	$(131)	$283	$152
2027	(511)	1,146	635
2028	(502)	1,048	546
2029	(484)	1,015	531
2030	(470)	937	467
Thereafter	(3,728)	9,500	5,772
Total	$(5,826)	$13,929	$8,103

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
Scheduled future minimum base rent due to be received under the remaining non-cancelable term of operating leases in place as of September 30, 2026 were as follows:

(in thousands)	Future Minimum Base Rent Due
October 1 - December 31, 2026	$147,003
2027	588,852
2028	595,608
2029	601,368
2030	603,402
Thereafter	7,412,876
Total	$9,949,109
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
The fixed and variable components of lease revenues for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Fixed lease revenues	$158,361	$137,002	$462,794	$387,320
Variable lease revenues (1)	1,333	1,427	3,008	4,352
Total lease revenues (2)	$159,694	$138,429	$465,802	$391,672
_____________________________________
(1)Includes contingent rent based on a percentage of the tenant’s gross sales and costs paid by the Company for which it is reimbursed by its tenants.
(2)Excludes the amortization and accretion of above- and below-market lease intangible assets and liabilities and lease incentives and the adjustment to rental revenue for tenant credit.
As Lessee
The Company has a number of ground leases, office leases and other equipment leases which are classified as operating leases. As of September 30, 2026, the Company’s right of use ("ROU") assets and lease liabilities were $12.0 million and $13.7 million, respectively. As of December 31, 2025, the Company’s ROU assets and lease liabilities were $8.7 million and $8.8 million, respectively. These amounts are included in rent receivables, prepaid expenses and other assets, net and accrued liabilities and other payables on the Company's consolidated balance sheets.

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
The following table sets forth information related to the measurement of the Company’s lease liabilities as of the dates presented:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	20.4	24.4
Weighted average discount rate	7.31%	6.86%
The following table sets forth the details of rent expense for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Fixed rent expense - ground leases	$175	$174	$523	$517
Fixed rent expense - office and equipment leases	213	179	625	538
Variable rent expense	—	—	—	—
Total rent expense	$388	$353	$1,148	$1,055
As of September 30, 2026, future lease payments under office and equipment operating leases to be paid by the Company directly and future lease payments under ground leases where the Company’s tenants are directly responsible for payment over the next five years and thereafter were as follows:

(in thousands)	Office and Equipment Leases	Ground Leases	Total Future Minimum Base Rental Payments
October 1 - December 31, 2026	$191	$185	$376
2027	773	749	1,522
2028	790	772	1,562
2029	628	786	1,414
2030	579	798	1,377
Thereafter	5,019	18,916	23,935
Total	$7,980	$22,206	30,186
Present value discount			(16,531)
Lease liabilities			$13,655
The Company has adopted the short-term lease policy election and accordingly, the table above excludes future minimum base cash rental payments by the Company or its tenants on leases that have a term of less than 12 months at lease inception. The total of such future obligations is not material.

5. Long-Term Debt
The following table summarizes the Company's outstanding indebtedness as of September 30, 2026 and December 31, 2025:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$—	$430,000	—%	4.87%
2028 Term Loan	January 2028	400,000	400,000	4.54%	4.77%
2029 Term Loan	February 2029 (2)	450,000	450,000	4.54%	4.77%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.54%	4.77%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	2.95%	2.95%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
2036 Notes	July 2036	400,000	—	5.38%	—%
Revolving Credit Facility	February 2030 (2)	491,000	—	4.51%	—%
Total principal outstanding		$2,991,000	$2,530,000	4.55%	4.60%
______________________
(1)Interest rates are presented as stated in debt agreements and do not reflect the impact of the Company's interest rate swap and lock agreements, where applicable (see Note 6—Derivative and Hedging Activities).
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
The following table summarizes the scheduled principal payments on the Company’s outstanding indebtedness as of September 30, 2026:

(in thousands)	2028 Term Loan	2029 Term Loan (1)	2030 Term Loan (1)	Senior Unsecured Notes	Revolving Credit Facility (2)	Total
October 1 - December 31, 2026	$—	$—	$—	$—	$—	$—
2027	—	—	—	—	—	—
2028	400,000	—	—	—	—	400,000
2029	—	450,000	—	—	—	450,000
2030	—	—	450,000	—	491,000	941,000
Thereafter	—	—	—	1,200,000	—	1,200,000
Total	$400,000	$450,000	$450,000	$1,200,000	$491,000	$2,991,000
______________________
(1)After giving effect to extension options exercisable at the Operating Partnership's election.
(2)Any amounts drawn will be due in February 2030, after giving effect to extension options exercisable at the Operating Partnership's election.
The Company was not in default of any provisions under any of its outstanding indebtedness as of September 30, 2026 or December 31, 2025.
Revolving Credit Facility and Credit Facility Term Loans
Revolving Credit Facility. In September 2026, the Company, through the Operating Partnership, entered into an eighth amendment to its amended and restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, amending certain of the terms of the Company’s previous credit facility (the "Prior Credit Agreement") to, among other things, increase the maximum aggregate initial original principal amount of the revolving loans available thereunder from $1.0 billion to $1.3 billion (the “Revolving Credit Facility”).
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
Credit Facility Term Loans. The Amended Credit Agreement also provides for three separate term loans, as further described below, with an aggregate principal amount of $1.3 billion (the "CF Term Loans").
2028 Term Loan. In July 2022, the Prior Credit Agreement was amended to provide for $400.0 million of second tranche term loans (the “2028 Term Loan”). Loans under the 2028 Term Loan in an aggregate principal amount of $400.0 million were drawn in 2022 and the 2028 Term Loan matures in January 2028.
2029 Term Loan. In August 2023, the Prior Credit Agreement was amended to provide for an additional $450.0 million of term loans (the "2029 Term Loan"). Loans under the 2029 Term Loan in an aggregate principal amount of $450.0 million were drawn in 2023. The 2029 Term Loan has an original maturity of three years, which may be extended, at the Operating Partnership's election, to February 2029 by exercising two one-year extension options and a six-month extension option, subject to the satisfaction of certain conditions. In July 2026, the Operating Partnership exercised the first of its two one-year extension options and has one one-year extension option and one six-month extension option remaining.
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
The Operating Partnership is the borrower under the Amended Credit Agreement, and the Company provides a guarantee under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, the Company is subject to various restrictive financial and nonfinancial covenants which, among other things, require the Company to maintain certain leverage ratios, cash flow and debt service coverage ratios and secured borrowing ratios.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Amended Credit Agreement as of September 30, 2026 and December 31, 2025.
The following table presents information about borrowings and repayments under the Revolving Credit Facility for the periods presented:

(in thousands)	2026	2025
Balance on January 1,	$—	$—
Borrowings	951,000	665,000
Repayments	(460,000)	(545,000)
Balance on September 30,	$491,000	$120,000
The following table presents information about interest expense related to the Revolving Credit Facility for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$1,582	$2,812	$5,087	$6,911
Amortization of deferred financing costs	607	554	1,715	1,596
Total	$2,189	$3,366	$6,802	$8,507

Total deferred financing costs, net, of $7.8 million and $6.7 million related to the Revolving Credit Facility are included within rent receivables, prepaid expenses and other assets, net on the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company had $809.0 million and $1.0 billion, respectively, of unused borrowing capacity under the Revolving Credit Facility.
2027 Term Loan
The Company, through the Operating Partnership, was party to a $430.0 million term loan (the “2027 Term Loan”) with an original maturity in February 2027. The Company borrowed the entire $430.0 million available under the 2027 Term Loan in separate draws in 2019 and 2020.
In September 2026, the 2027 Term Loan was repaid in full with borrowings under the Revolving Credit Facility. Amounts previously borrowed and repaid under the 2027 Term Loan cannot be reborrowed. The Company accounted for the repayment of the 2027 Term Loan as a debt extinguishment and recorded a $0.1 million loss on debt extinguishment during the three and nine months ended September 30, 2026.
The 2027 Term Loan bore interest at an annual rate of applicable Adjusted Term SOFR plus the applicable margin. The applicable Adjusted Term SOFR was the rate for a term equivalent to the interest period applicable to the relevant borrowing.
The Company was in compliance with all financial covenants and was not in default of any provisions under the 2027 Term Loan as of December 31, 2025.
The following table presents information about aggregate interest expense related to the 2027 Term Loan and the CF Term Loans:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$18,946	$23,354	$58,282	$69,449
Amortization of deferred financing costs	815	980	2,775	2,941
Total	$19,761	$24,334	$61,057	$72,390
As of September 30, 2026 and December 31, 2025, total deferred financing costs, net, of $2.6 million and $5.0 million, respectively, related to the 2027 Term Loan and the CF Term Loans are included as a component of unsecured term loans, net of deferred financing costs on the Company’s consolidated balance sheets.
The Company fixed the interest rates on its variable-rate indebtedness through the use of interest rate swap agreements. See Note 6—Derivative and Hedging Activities for additional information.
Senior Unsecured Notes
The following table presents a summary of the Company's senior unsecured notes outstanding (the "Senior Notes") as of September 30, 2026 (dollars in thousands):

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
The following table presents information about interest expense related to the Company's Senior Notes for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$13,355	$5,294	$30,580	$11,153
Amortization of deferred financing costs and original issue discount	681	255	1,523	533
Total	$14,036	$5,549	$32,103	$11,686
Total deferred financing costs, net, of $9.6 million and $6.4 million related to the Senior Notes were included within senior unsecured notes, net on the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
The Company was in compliance with all financial covenants and was not in default of any provisions under the Senior Notes as of September 30, 2026 and December 31, 2025.
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
These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in accumulated other comprehensive income and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash financing activities in the consolidated statements of cash flows. The amounts recorded in accumulated other comprehensive income will subsequently be reclassified to interest expense as interest payments are made on the Company's borrowings under its variable-rate term loan facilities. During the next twelve months, the Company estimates that $7.2 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense. The Company does not have netting arrangements related to its derivatives.
The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations to the Company. As of September 30, 2026, there were no events of default related to the Company's derivative financial instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on the Company's consolidated balance sheets, all of which are interest rates swaps designated as cash flow hedges, as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

					Fair Value of Asset/(Liability) (2)
Number of Swap Agreements	Associated Debt Instrument	Fixed Rate Paid by Company	Maturity Date	Aggregate Notional Value (1)	September 30, 2026	December 31, 2025
5	Revolving Credit Facility	1.41%	November 2026	$430,000	$1,746	$7,777
11	2028 Term Loan	3.66%	January 2028	400,000	4,509	(3,148)
8	2029 Term Loan	4.40%	February 2029	450,000	2,675	(14,973)
15	2030 Term Loan	3.82%	December 2029	450,000	11,524	(8,021)
				$1,730,000	$20,454	$(18,365)
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
The following table presents amounts recorded to accumulated other comprehensive income related to derivative and hedging activities for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Other comprehensive income (loss)	$19,812	$(2,845)	$39,169	$(37,629)
As of September 30, 2026, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $20.5 million and there were no derivatives in a net liability position.
As of December 31, 2025, the fair value of derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.9 million and the fair value of derivatives in a net liability position, including accrued interest but excluding an adjustment for nonperformance risk related to these agreements, was $26.4 million.
During the three and nine months ended September 30, 2026, the Company realized a gain on the change in fair value of its interest rate swaps of $1.5 million and $4.1 million, respectively, which are included as a reduction of interest expense in the Company's consolidated statements of operations.
During the three and nine months ended September 30, 2025, the Company realized a gain on the change in fair value of its interest rate swaps of $4.3 million and $12.7 million, respectively, which was included as a reduction of interest expense in the Company's consolidated statements of operations.
As of September 30, 2026 and December 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any provisions of such agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, which were a $20.5 million net asset and an $18.5 million net liability as of September 30, 2026 and December 31, 2025, respectively.
7. Equity
Stockholders’ Equity
In March 2025, the Company completed a follow-on primary public offering of 9,430,000 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,230,000 additional shares of common stock, at a public offering price of $31.00 per share, and entered into forward sale agreements relating to all such shares. All shares were physically settled as of September 2026 and the Company realized net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses, of $286.1 million.
In February 2026, the Company completed a follow-on primary offering of 12,499,999 shares of its common stock, including the full exercise of the underwriters' option to purchase up to 1,630,434 additional shares of common stock, at a public offering price of $32.20 per share, and entered into forward sale agreements relating to all such shares. Assuming full physical settlement of the forward sale agreements, net proceeds from this offering, after deducting underwriting discounts and commissions and other expenses and making certain other adjustments as provided in the forward sale agreements, are expected to be $380.9 million. No shares under these forward sale agreements have been settled as of September 30, 2026.
At the Market Program
In July 2026, the Company established a new at the market common equity offering program, pursuant to which it can publicly offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $750 million (the "2026 ATM Program"). In connection with establishing the 2026 ATM Program, the Company terminated its prior at the market program, established in October 2024 (the “October 2024 ATM Program”) and no additional stock can be issued thereunder. As context requires, references to the Company's "ATM Program" are to the 2026 ATM Program and the Company's prior ATM Programs. Sales may be made under the ATM Program through identified sales agents, as sales agents or, if applicable, as forward sellers, or directly to such agents as principals. In addition to the issuance and sale by the Company of shares to or through the agents, the ATM Program also permits the Company to enter into separate forward sale agreements with identified forward purchasers.
The following table presents information about the ATM Program (dollar amounts in thousands):

Program Name	Date Established	Date Terminated	Maximum Sales Authorization	Gross Sales through September 30, 2026 (1)
October 2024 ATM Program	October 2024	July 2026	$750,000	$470,137
2026 ATM Program	July 2026		$750,000	$14,067
____________________________________
(1)Includes sales of 2,880,592 and 447,658 shares under the October 2024 ATM Program and the 2026 ATM Program, respectively, that the Company completed on a forward basis and that were not settled as of September 30, 2026.
The following table details activity under the ATM Program for each period presented:

(in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Shares of common stock sold (1)(2)	910,636	438,703	2,628,250	4,738,624
Weighted average sale price per share	$31.13	$31.35	$31.08	$32.35
Gross proceeds	$28,351	$13,755	$81,674	$153,275
Net proceeds	$27,706	$13,537	$79,990	$151,009
_____________________________________
(1)Includes 910,636, 438,703, 2,328,250 and 4,738,624 shares of common stock that the Company sold on a forward basis during the three and nine months ended September 30, 2026 and 2025, respectively, which were not physically settled as of September 30, 2026 and 2025, respectively.
(2)During the nine months ended September 30, 2026 and 2025, the Company issued 5,485,920 and 10,336,110 shares of common stock, respectively, which were previously sold on a forward basis under the ATM Program and were unsettled as of December 31, 2025 and 2024, respectively.

Dividends on Common Stock
During the nine months ended September 30, 2026 and 2025, the Company’s board of directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Dividend per Share of Common Stock	Total Dividend (in thousands)
September 4, 2026	September 30, 2026	October 14, 2026	$0.32	$70,569
May 29, 2026	June 30, 2026	July 14, 2026	$0.32	$69,292
March 6, 2026	March 31, 2026	April 14, 2026	$0.31	$67,123
September 5, 2025	September 30, 2025	October 14, 2025	$0.30	$59,543
May 30, 2025	June 30, 2025	July 14, 2025	$0.30	$59,544
March 7, 2025	March 31, 2025	April 11, 2025	$0.295	$58,368
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
As of September 30, 2026, the Company held 220,275,169 OP Units, representing a 99.2% limited partner interest in the Operating Partnership. As of the same date, additional partners (the "Non-controlling Unit Holders") held 1,794,704 OP Units and vested LTIP Units in the aggregate, representing a 0.8% limited partner interest in the Operating Partnership. As of December 31, 2025, the Company held 209,702,433 OP Units, representing a 99.7% limited partner interest in the Operating Partnership and the Non-controlling Unit Holders held 553,847 OP Units in the aggregate, representing a 0.3% limited partner interest in the Operating Partnership. The OP Units and vested LTIP Units held by the Non-controlling Unit Holders are presented as non-controlling interests in the Company’s consolidated financial statements.
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

The following table presents information about the Company’s RSUs and LTIP Units during the nine months ended September 30, 2026 and 2025:

	Restricted Stock Units		LTIP Units
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested, January 1, 2025	953,401	$32.87	—	$—
Granted	362,108	34.18	221,983	38.39
Vested	(473,543)	32.72	—	—
Forfeited	(11,717)	29.53	—	—
Unvested, September 30, 2025	830,249	$33.57	221,983	$38.39

Unvested, January 1, 2026	789,213	$33.59	189,410	$38.39
Granted	432,155	35.80	512,978	33.93
Vested	(668,534)	33.91	(68,223)	36.49
Forfeited	(3,427)	31.48	—	—
Unvested, September 30, 2026	549,407	$34.95	634,165	$34.98
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
January 2022 Performance-Based Award. In January 2022, the Company issued 69,372 performance-based RSUs (at target) to an executive officer under the Equity Incentive Plans. The payout of this RSU award was determined by reference to the compound annual growth rate of the Company’s adjusted funds from operations ("AFFO CAGR") over a four year performance period that ended on December 31, 2025, and the payout schedule could produce vesting percentages ranging from 0% to 200% of target. Based on the Company's actual performance through the performance period ended December 31, 2025, this award vested at 200% of target. 50% of these RSUs vested in January 2026, and the remaining 50% will vest in January 2027, subject to the recipient's continued provision of service to the Company through such date. During the three and nine months ended September 30, 2026, based on the Company's actual AFFO CAGR performance during the performance period, and during the three and nine months ended September 30, 2025, based on the Company's AFFO CAGR forecast for the performance period, the Company concluded that achievement of the maximum performance level was probable and recorded compensation expense based on these actual or forecasted AFFO CAGRs.
Service-Based Awards. The Company also issues RSUs and LTIP Units to the Company’s executive officers, other employees and directors under the Equity Incentive Plans which vest over a period of up to five years from the date of grant, subject to the individual recipient’s continued provision of service to the Company through the applicable vesting dates.
The following table summarizes the Company’s service-based vesting RSU and LTIP Unit grants during the relevant periods:

	2026	2025	2024	2023	2022
RSU grants	105,911	102,892	179,187	210,406	199,793
LTIP Unit grants	339,922	88,792	—	—	—
Total grants	445,833	191,684	179,187	210,406	199,793
A portion of the RSUs that vested in 2026 and 2025 were net share settled such that the Company withheld shares with a value equal to the relevant employee's income and employment tax obligations with respect to the vesting and remitted a cash payment to the appropriate taxing authority.
Alignment of Interest Program. Under the Company's Alignment of Interest Program (the “AIP”) adopted in February 2026, certain senior-level employees of the Company may elect to defer some or all of their future cash bonuses into RSUs or LTIP Units and, depending on the deferral period, receive additional equity awards, with the equity awards subject to service-based vesting conditions. Such awards vest over periods ranging from zero to five years in accordance with the terms of the applicable grant agreements. Compensation expense is recognized on a straight-line basis over the requisite service period for the entire award, which commences in the performance year to which the bonus relates. The awards under the AIP are accounted for as liability-classified awards as the service inception date precedes the accounting grant date. The awards will be re-classified as equity-classified awards following the accounting grant date. Accordingly, the awards are measured at fair value and accrued over the applicable service period. The total estimated fair value of the elections made for 2026 under the AIP was $2.3 million as of September 30, 2026. The awards are remeasured to fair value at each reporting period until the unvested RSUs or LTIP Units are granted. For the three and nine months ended September 30, 2026, the Company recognized compensation expense of $0.1 million and $0.3 million, respectively, associated with these awards.
The following table presents information about the Company’s RSUs, LTIP Units and AIP for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Compensation cost recognized in general and administrative expense	$3,493	$3,553	$10,807	$11,017
Dividend equivalents and distributions declared and charged directly to distributions in excess of cumulative earnings	407	227	1,146	682
Fair value of units vested during the period	4,289	242	25,158	15,497

The following table presents information about the Company’s RSUs, LTIP Units and AIP as of the dates presented:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Total unrecognized compensation cost	$24,956	$23,492
Weighted average period over which compensation cost will be recognized (in years)	2.6	2.5
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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in thousands)	2026	2025	2026	2025
Numerator for basic and diluted net income per share:
Net income	$60,657	$65,800	$195,088	$185,453
Less: net income attributable to non-controlling interests	(500)	(180)	(852)	(511)
Less: net income allocated to unvested RSUs and LTIP Units	(407)	(227)	(1,146)	(682)
Net income available for common stockholders: basic	59,750	65,393	193,090	184,260
Net income attributable to non-controlling interests	500	180	852	511
Net income available for common stockholders: diluted	$60,250	$65,573	$193,942	$184,771

Denominator for basic and diluted net income per share:
Weighted average shares outstanding used in basic net income per share	216,679,914	198,141,272	214,396,578	194,753,085
Effects of dilutive securities: (1)
OP Units and Vested LTIP Units	1,780,796	553,847	1,066,862	553,847
Unvested RSUs and LTIP Units	596,987	979,277	610,310	905,163
Forward sales	63,718	200,848	320,505	641,466
Weighted average shares outstanding used in diluted net income per share	219,121,415	199,875,244	216,394,255	196,853,561
_____________________________________
(1)The three months ended September 30, 2026 and 2025, respectively, exclude the impact of 374,769 and 332,980 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive. The nine months ended September 30, 2026 and 2025, respectively, exclude the impact of 126,806 and 159,609 unvested RSUs, unvested LTIP Units and unsettled forward equity sales, as the effect would have been antidilutive.

11. Commitments and Contingencies
As of September 30, 2026, the Company had remaining future commitments under mortgage notes, reimbursement obligations or similar arrangements to fund $84.5 million to its tenants for development, construction and renovation costs related to properties leased from the Company.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. As of September 30, 2026, there are no material legal or regulatory proceedings pending or known to be contemplated against the Company or its properties.
Environmental Matters
In connection with the ownership of real estate, the Company may be liable for costs and damages related to environmental matters. As of September 30, 2026, the Company had not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity.
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
The following table presents the matching contributions made by the Company for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
401(k) matching contributions	$105	$76	$386	$369
Employment Agreements
The Company has employment agreements with certain of its executive officers. These employment agreements have fixed terms, with automatic one year extensions unless notice of non-renewal is provided by either party. These agreements provide for initial annual base salaries and an annual performance bonus. If an executive officer’s employment terminates under certain circumstances, the Company would be liable for any annual performance bonus awarded for the year prior to termination, to the extent unpaid, continued payments equal to two times the sum of the executive's base salary plus the average annual performance bonus actually paid to the executive for the three years prior to the year of termination (or, if the executive is terminated by the Company without cause or due to good reason within the 60-day period prior to, or the 24-month period following, a change in control of the Company, three times the sum of the executive's base salary plus the executive's target bonus), monthly reimbursement for 18 months of COBRA premiums, a pro rata bonus for the year of termination based on actual performance (or, if the executive is terminated by the Company without cause or due to good reason within the 60-day period prior to, or the 24-month period following, a change in control of the Company, based on target), and the vesting of the executive officer’s outstanding equity awards, based on actual performance in the case of performance-based equity awards (or, if the executive is terminated by the Company without cause or due to good reason within the 60-day period prior to, or the 24-month period following, a change in control of the Company, based on target).
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not presented at their fair value on the consolidated balance sheet. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2026 and December 31, 2025. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash, accounts receivable included within rent receivables, prepaid expenses and other assets, net, dividends payable and accrued liabilities and other payables. Generally, these assets and liabilities are short term in duration and their carrying values approximates fair value on the consolidated balance sheets.
The estimated fair values of the Company’s fixed-rate loans receivable have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its fixed-rate loans receivable approximated fair value as of September 30, 2026 and December 31, 2025.
The estimated fair values of the Company’s borrowings under the Revolving Credit Facility, the 2027 Term Loan and the CF Term Loans have been derived based on primarily unobservable market inputs such as interest rates and discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 3 within the fair value hierarchy. The Company believes the carrying value of its borrowings under the Revolving Credit Facility and the CF Term Loans as of September 30, 2026 and December 31, 2025 approximated fair value and the carrying value of its borrowings under the 2027 Term Loan as of December 31, 2025 approximated fair value.
The Company measures the fair value of its Senior Notes and derivative financial instruments on a recurring basis. The fair values of these financial assets and liabilities were determined using the following input levels as of the dates presented:

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial (liabilities) assets:
Senior unsecured notes (1)	$(1,176,756)	$(1,088,328)	$(1,088,328)	$—	$—
Interest rate swaps	20,454	20,454	—	20,454	—

December 31, 2025
Financial (liabilities) assets:
Senior unsecured notes (1)	$(786,708)	$(766,504)	$(766,504)	$—	$—
Interest rate swaps	(18,365)	(18,365)	—	(18,365)	—
_____________________________________
(1)Carrying value is net of $9.6 million and $6.4 million of net deferred financing costs and $13.7 million and $6.9 million of net discount as of September 30, 2026 and December 31, 2025, respectively.
The Company measures its real estate investments at fair value on a nonrecurring basis. The fair values of real estate investments that were impaired as of the dates presented were determined using the following input levels.

	Net Carrying Value		Fair Value Measurements Using Fair Value Hierarchy
(in thousands)		Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Non-financial assets:
Long-lived assets	$10,809	$10,809	$—	$—	$10,809

December 31, 2025
Non-financial assets:
Long-lived assets	$3,394	$3,394	$—	$—	$3,394
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
Quantitative information about Level 3 fair value measurements as of September 30, 2026 is as follows:

(dollar amounts in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs
Non-financial assets:
Long-lived assets:
Fitness	$1,545	Sales comparison approach	Non-binding sales agreement	$1,545
Convenience Store	937	Sales comparison approach	Non-binding sales agreement	937
Convenience Store	1,032	Sales comparison approach	Non-binding sales agreement	1,032
Other Services	75	Sales comparison approach	Non-binding sales agreement	75
Industrial	2,300	Sales comparison approach	Non-binding sales agreement	2,300
Industrial	1,550	Sales comparison approach	Non-binding sales agreement	1,550
Home furnishings	1,870	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	1,870
Health and Wellness	1,500	Discounted cash flow approach	Terminal Value: 8.0% Discount Rate: 8.5%	1,500

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
13. Subsequent Events
The Company has evaluated all events and transactions that occurred after September 30, 2026 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the consolidated financial statements except as disclosed below.

Subsequent Acquisition and Disposition Activity
Subsequent to September 30, 2026, the Company invested in 12 real estate properties for an aggregate investment amount (including acquisition-related costs) of $46.6 million and invested $1.8 million in new and ongoing construction in progress and reimbursements to tenants for development, construction and renovation costs related to properties leased from the Company.
Subsequent to September 30, 2026, the Company sold its investment in four real estate properties for an aggregate gross sales price of $22.0 million and incurred approximately $0.9 million of disposition costs related to these transactions.

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
Overview
We are an internally managed real estate company that acquires, owns and manages primarily single-tenant properties that are net leased on a long-term basis to middle-market companies operating service-oriented or experience-based businesses. We generally invest in and lease freestanding, single-tenant commercial real estate facilities where a tenant services its customers and conducts activities that are essential to the generation of the tenant’s sales and profits. As of September 30, 2026, 91.7% of our $629.7 million of annualized base rent was attributable to properties operated by tenants in service-oriented and experience-based businesses. "Annualized base rent" means annualized contractually specified cash base rent in effect on September 30, 2026 for all of our leases (including those accounted for as loans or direct financing leases) commenced as of that date and annualized cash interest on our mortgage loans receivable as of that date.
We were organized on January 12, 2018 as a Maryland corporation. We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2018, and we believe that our current organization, operations and intended distributions will allow us to continue to so qualify. Our common stock is listed on the NYSE under the symbol “EPRT”.
Our primary business objective is to maximize stockholder value by generating attractive risk-adjusted returns through owning, managing and growing a diversified portfolio of commercially desirable properties. As of September 30, 2026, we had a portfolio of 2,580 properties (inclusive of one undeveloped land parcel and 157 properties which secure our investments in mortgage loans receivable) that was diversified by tenant, industry, concept and geography, had annualized base rent of $629.7 million and was 99.6% occupied. Our portfolio is built based on the following core investment attributes:
Diversification. As of September 30, 2026, our portfolio was 99.6% occupied by tenants operating 727 different brands, or concepts, across 49 states, with none of our tenants contributing more than 3.0% of our annualized base rent. Our goal is that, over time, no more than 5% of our annualized base rent will be derived from any single tenant or more than 1% from any single property.
Long Lease Term. As of September 30, 2026, our leases had a weighted average remaining lease term of 14.2 years (based on annualized base rent), with 2.0% of our annualized base rent attributable to leases expiring prior to January 1, 2029. Our properties generally are subject to long-term net leases that we believe provide us a stable base of revenue from which to grow our portfolio.
Significant Use of Sale-Leaseback Investments. We seek to acquire properties owned and operated by middle-market businesses and lease the properties back to the operators pursuant to our standard lease form. During the nine months ended September 30, 2026, 92% of our investments were sale-leaseback transactions.
Significant Use of Master Leases. As of September 30, 2026, 67.4% of our annualized base rent was attributable to master leases.
Contractual Base Rent Escalation. As of September 30, 2026, 97.4% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average rate of 1.9% per year.

Smaller, Low Basis Single-Tenant Properties. We generally invest in freestanding “small-box” single- tenant properties. As of September 30, 2026, our average investment per property was $3.2 million (which equals our aggregate investment in our properties (including transaction costs, lease incentives and amounts funded for construction in progress) divided by the number of properties owned at such date), and we believe investments of similar size allow us to grow our portfolio without concentrating a large amount of capital in individual properties and limit our exposure to events that may adversely affect a particular property. Additionally, we believe that many of our properties are generally fungible and appropriate for multiple commercial uses, which reduces the risk that a particular property may become obsolete and enhances our ability to sell a property if we choose to do so.

Healthy Rent Coverage Ratio and Tenant Financial Reporting. As of September 30, 2026, our portfolio’s weighted average unit-level rent coverage ratio was 3.5x, and 99.3% of our leases (based on annualized base rent) obligate the tenant to periodically provide us with specified unit-level financial reporting. "Unit-Level Rent coverage ratio" means, as of a specified date, the ratio of (x) tenant-reported or, when unavailable, management's estimate (based on tenant-reported financial information) of annual earnings before interest, taxes, depreciation, amortization and cash rent attributable to the leased property (or properties, in the case of a master lease) to (y) the annualized base rental obligation, excluding properties with no cash ABR and properties under construction.
Our Competitive Strengths
We believe the following competitive strengths distinguish us from our competitors and allow us to compete effectively in the single-tenant, net-lease market:
Carefully Constructed Portfolio of Properties Leased to Service-Oriented or Experience-Based Tenants. We have strategically constructed a portfolio that is diversified by tenant, industry, concept and geography and generally avoids exposure to businesses that we believe are subject to pressure from e-commerce. Our properties are generally subject to long-term net leases that we believe provide us with a stable and predictable base of revenue from which to grow our portfolio. As of September 30, 2026, we had a portfolio of 2,580 properties, with annualized base rent of $629.7 million, which was purposefully selected by our management team in accordance with our focused and disciplined investment strategy. Our portfolio is diversified with our tenants operating 727 different concepts across 49 states. No single tenant contributed more than 3.0% of our annualized base rent as of September 30, 2026, consistent with our strategy of having a scaled portfolio that, over time, allows us to derive no more than 5% of our annualized base rent from any single tenant or more than 1% from any single property.
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
Our senior management team has been responsible for our focused and disciplined investment strategy and for developing and implementing our investment sourcing, underwriting, closing and asset management infrastructure, which we believe can support significant investment growth without a proportionate increase in our operating expenses. During the nine months ended September 30, 2026, 92% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 63% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). The substantial experience, knowledge and relationships of our senior leadership team provide us with an extensive network of contacts that we believe allows us to originate attractive investment opportunities and effectively grow our business.
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
Extensive Tenant Financial Reporting Supports Active Asset Management. We seek to enter into lease agreements that obligate our tenants to periodically provide us with corporate and/or unit-level financial reporting, which we believe enhances our ability to actively monitor our investments, manage credit risk, negotiate lease renewals and proactively manage our portfolio to protect stockholder value. As of September 30, 2026, leases contributing 99.3% of our annualized base rent required tenants to provide us with specified unit-level financial information, and leases contributing 98.7% of our annualized base rent required tenants to provide us with corporate-level financial reporting.
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
Focus on Relationship-Based Sourcing to Grow Our Portfolio by Originating Sale-Leaseback Transactions. We plan to continue our disciplined growth by originating sale-leaseback transactions and opportunistically making acquisitions of properties subject to net leases that contribute to our portfolio’s tenant, industry and geographic diversification. During the nine months ended September 30, 2026, 92% of our new investments in real estate were attributable to internally originated sale-leaseback transactions and 63% of our new investments were consummated with parties who had previously engaged in one or more transactions that involved a member of our senior management team (including operators and tenants and other participants in the net lease industry, such as brokers, intermediaries and financing sources). In addition, we seek to enhance our relationships with our tenants to facilitate investment opportunities, including selectively agreeing to reimburse certain of our tenants for development costs at our properties in exchange for contractually specified rent that generally increases proportionally with our funding. We believe our senior management team’s reputation, in-depth market knowledge and extensive network of longstanding relationships in the net lease industry provide us access to an ongoing pipeline of attractive investment opportunities.
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
In addition, we emphasize investments in properties leased to tenants engaged in service-oriented or experience-based businesses, such as early childhood education, health and wellness services, car washes, restaurants (primarily quick service restaurants), convenience stores, automotive services, equipment rental, entertainment and fitness, as we believe these businesses are generally more insulated from e-commerce pressure than many others.
Internal Growth Through Long-Term Triple-Net Leases That Provide for Periodic Rent Escalations. We seek to enter into long-term (typically with initial terms of 15 years or more and tenant renewal options), triple-net leases that provide for periodic contractual rent escalations. As of September 30, 2026, our leases had a weighted average remaining lease term of 14.2 years (based on annualized base rent), with only 2.0% of our annualized base rent attributable to leases expiring prior to January 1, 2029, and 97.4% of our leases (based on annualized base rent) provided for increases in future base rent at a weighted average of 1.9% per year.

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
Historical Investment and Disposition Activity
The following table sets forth select information about our investment activity for the previous eight quarters beginning with the quarter ended December 31, 2024 through the quarter ended September 30, 2026 (dollars in thousands):

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Investment activity	$333,435	$307,706	$334,041	$369,848
Number of transactions	37	21	25	35
Property count	78	48	77	87
Avg. investment per unit (1)	$3,281	$5,453	$3,971	$3,849
Cash cap rate (2)	8.0%	7.8%	7.9%	8.0%
GAAP cap rate (3)	9.2%	9.4%	9.7%	10.0%
Master lease percentage (4)(5)	69%	71%	69%	76%
Sale-leaseback percentage (4)(6)	100%	90%	93%	97%
Existing relationship percentage	79%	86%	88%	70%
Percentage of financial reporting (4)	100%	100%	100%	100%
Unit-level rent coverage ratio	3.4x	3.0x	3.4x	5.9x
Lease term (years)	17.7	17.5	19.5	18.6

	Three Months Ended
	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
Investment activity	$295,814	$388,632	$332,435	$342,219
Number of transactions	34	22	36	31
Property count	58	126	103	100
Avg. investment per unit (1)	$4,588	$2,887	$3,079	$2,995
Cash cap rate (2)	7.7%	7.7%	7.8%	7.7%
GAAP cap rate (3)	9.1%	8.8%	9.1%	9.4%
Master lease percentage (4)(5)	76%	49%	50%	65%
Sale-leaseback percentage (4)(6)	100%	100%	84%	91%
Existing relationship percentage	85%	57%	72%	60%
Percentage of financial reporting (4)	100%	100%	100%	100%
Unit-level rent coverage ratio	4.7x	3.1x	2.9x	3.5x
Lease term (years)	19.4	17.7	16.0	17.9
_____________________________________
(1)    Calculation excludes amounts funded for ongoing development projects.
(2)    Expected annual contractually specified cash rent and interest at the time of investment divided by the gross investment in the property plus transaction costs.
(3)    GAAP rent and interest income for the first twelve months after the investment divided by the gross investment in the property plus transaction costs.
(4)    As a percentage of annualized base rent.
(5)    Includes investments in mortgage loans receivable collateralized by more than one property.
(6)    Includes investments in mortgage loans receivable made in support of sale-leaseback transactions.

The following table sets forth select information about our disposition activity for the previous eight quarters beginning with the quarter ended December 31, 2024 through the quarter ended September 30, 2026 (dollars in thousands):

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
Disposition volume (1)	$60,449	$24,338	$46,193	$11,455
Cash cap rate on leased assets (2)	7.0%	6.9%	7.3%	6.6%
Leased properties sold (3)	24	10	18	6
Vacant properties sold (3)	—	1	5	1

	Three Months Ended
	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
Disposition volume (1)	$48,083	$10,175	$54,258	$17,916
Cash cap rate on leased assets (2)	6.9%	6.9%	7.3%	6.1%
Leased properties sold (3)	13	5	15	10
Vacant properties sold (3)	6	1	2	1
_____________________________________
(1)     Net of transaction costs.
(2)     Expected annual contractually specified cash rent and interest at time of disposition divided by the gross sale price (excluding transaction costs) for the property. Excludes properties sold pursuant to an existing tenant purchase option or properties purchased by the tenant.
(3)     Property count excludes dispositions of undeveloped land parcels or dispositions where only a portion of the owned parcel was sold.
Liquidity and Capital Resources
As of September 30, 2026, the net investment value of our income property portfolio totaled $7.3 billion, consisting of investments in 2,580 properties (inclusive of one undeveloped land parcel and 157 properties which secure our investments in mortgage loans receivable), with annualized base rent of $629.7 million. Substantially all of our cash from operations is generated by our investment portfolio.
The liquidity requirements for operating our Company consist primarily of funding our investment activities, servicing our outstanding indebtedness and paying our general and administrative expenses and dividends and distributions as declared by our board of directors. The occupancy level of our portfolio is high (99.6% as of September 30, 2026) and, because substantially all of our leases are triple-net (whereby our tenants are generally responsible for all maintenance costs for operating the property, and insurance and property taxes associated with the leased properties), our liquidity requirements are not significantly impacted by property costs. When a property becomes vacant, we are required to pay the property costs not paid by a tenant, as well as those property costs accruing during the time it takes to locate a new tenant or to sell the property. As of September 30, 2026, 11 of our investment properties were vacant, less than 1% of our portfolio, and all remaining properties were subject to a lease (excluding one undeveloped land parcel) or mortgage loan receivable. We expect to incur property costs from time to time in periods during which properties that become vacant are being marketed for lease or sale. In addition, we may recognize an expense for certain property costs, such as real estate taxes billed in arrears, if we believe the tenant is likely to vacate the property before making payment on those obligations. The amount of such property costs can vary quarter-to-quarter based on the timing of property vacancies and the level of underperforming properties; however, we do not expect that such costs will be significant to our operations.
We intend to continue to grow through additional investments in stand-alone single tenant properties. To accomplish this objective, we seek to invest in real estate utilizing a combination of debt and equity capital and with cash from operations that we do not distribute to our stockholders. When we sell properties, we generally reinvest the cash proceeds in new single tenant properties. Our short-term liquidity requirements also include the funding needs associated with 45 properties where we have agreed to reimburse the tenant for certain development, construction, or renovation costs or to provide construction financing in exchange for contractual payments of interest or increased rent that generally increases in proportion with our level of funding. As of September 30, 2026, we agreed to provide construction financing or reimburse the tenant for certain development, construction and renovation costs in an aggregate amount of $239.1 million, and, as of such date, we have funded $154.6 million of this commitment. We expect to fund the remaining commitment totaling $84.5 million by September 30, 2027.

Additionally, as of October 16, 2026, we were under contract to acquire five properties with an aggregate purchase price of $37.5 million, subject to completion of our due diligence procedures and satisfaction of customary closing conditions. We expect to meet our short-term liquidity requirements, including our construction financing and tenant reimbursement obligations and potential investment in future single tenant properties, primarily with our cash and cash equivalents, net cash from operating activities, issuance of common stock subject to outstanding forward sale agreements, borrowings under the Revolving Credit Facility and potentially through proceeds generated from asset sales and our 2026 ATM Program, under which we may offer and sell common stock with an aggregate gross sales price of up to $735.9 million as of October 16, 2026.
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
An additional liquidity need is funding the required level of distributions, generally 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), that are among the requirements for us to continue to qualify for taxation as a REIT. Holders of OP Units and LTIP Units are entitled to distributions per unit equivalent to those paid by us per share of common stock. During the nine months ended September 30, 2026, our board of directors declared total cash distributions of $0.95 per share of common stock/OP Unit/LTIP Unit totaling $209.2 million and $71.5 million was payable as of September 30, 2026. To continue to qualify for taxation as a REIT, we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, selling properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions. The availability and attractiveness of the terms of these potential sources of financing cannot be assured.
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
As of September 30, 2026, all of our long-term debt was fixed-rate debt or was effectively converted to a fixed-rate for the term of the debt though hedging strategies, and our weighted average debt maturity was 4.8 years (after giving effect to extension options exercisable at our Operating Partnership's election). As we continue to invest in real estate properties and grow our real estate portfolio, we intend to manage our long-term debt maturities to reduce the risk that a significant amount of our debt will mature in any single year in the future.
Future sources of debt capital may include public issuances of senior unsecured notes, term loan borrowings and mortgage financing of a single-asset or a portfolio of assets. These sources of debt capital may offer us the opportunity to lower our cost of funding and further diversify our sources of debt capital. Over time, we may choose to issue preferred equity as a part of our overall strategy for funding our business. As our outstanding debt matures, we may refinance it as it comes due or choose to repay it using cash and cash equivalents or borrowings under our Revolving Credit Facility. We believe that the cash generated by our operations, together with our cash and cash equivalents at September 30, 2026, our borrowing availability under the Revolving Credit Facility, issuance of common stock subject to outstanding forward sale agreements, and our potential access to additional sources of capital, will be sufficient to fund our operations for the next 12 months, including investing in the real estate for which we currently have commitments, and the longer-term period thereafter.
Supplemental Guarantor Information
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which, unless otherwise specified, will be fully and unconditionally guaranteed by the Company. At September 30, 2026, the Operating Partnership had issued and outstanding $1.2 billion of senior notes. The obligations of the Operating Partnership under the Senior Notes are guaranteed on a senior basis by the Company. The guarantee is full and unconditional, and the Operating Partnership is a consolidated subsidiary of the Company.
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
Description of Certain Debt
The following table summarizes our outstanding indebtedness as of September 30, 2026 and December 31, 2025:

		Principal Outstanding		Weighted Average Interest Rate (1)
(in thousands)	Maturity Date	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$—	$430,000	—%	2.36%
2028 Term Loan	January 2028	400,000	400,000	4.46%	4.51%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.20%	5.25%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.62%	4.67%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
2036 Notes	July 2036	400,000	—	5.38%	—%
Revolving Credit Facility	February 2030 (2)	491,000	—	2.44%	—%
Total principal outstanding		$2,991,000	$2,530,000	4.33%	4.23%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.

Revolving Credit Facility and Credit Facility Term Loans
Through our Operating Partnership, we are party to an Amended and Restated Credit Agreement with a group of lenders, which was most recently amended in September 2026 (the "Amended Credit Agreement"), and provides for revolving loans of up to $1.3 billion (the "Revolving Credit Facility") and an additional $1.3 billion of term loans, consisting of a $400.0 million term loan (the "2028 Term Loan"), a $450.0 million term loan (the “2029 Term Loan”) and a $450.0 million term loan (the "2030 Term Loan" and, together with the 2028 Term Loan and 2029 Term Loan, the “CF Term Loans”). All principal amounts available under the CF Term Loans were drawn as of September 30, 2026.
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
Each of the Revolving Credit Facility and the CF Term Loans is freely pre-payable at any time. Outstanding credit extensions under the Revolving Credit Facility are mandatorily payable if the amount of such credit extensions exceeds the revolving facility limit. The Operating Partnership may re-borrow amounts paid down on the Revolving Credit Facility prior to its maturity. Loans repaid under the CF Term Loans cannot be reborrowed. The Amended Credit Agreement has an accordion feature to increase, subject to certain conditions, the maximum availability of credit (either through increased revolving commitments or additional term loans) by up to $0.7 billion.
The Operating Partnership is the borrower under the Amended Credit Agreement and we are a guarantor under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, we are subject to customary restrictive financial and nonfinancial covenants which, among other things, require us to maintain certain leverage ratios, cash flow and debt service coverage ratios, secured borrowing ratios. As of September 30, 2026, we were in compliance with these covenants.
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
Senior Unsecured Notes
In June 2021, the Operating Partnership issued $400 million aggregate principal amount of 2.950% Senior Notes due 2031 (the "2031 Notes"), resulting in net proceeds of $396.6 million. In August 2025, the Operating Partnership issued $400.0 million aggregate principal amount of 5.400% Senior Notes due 2035 (the "2035 Notes"), resulting in net proceeds of $390.7 million. In June 2026, the Operating Partnership issued $400.0 million aggregate principal amount of 5.375% Senior Notes due 2036 (the "2036 Notes", and together with the 2031 Notes and the 2035 Notes, the "Senior Notes"), resulting in net proceeds of $389.9 million. The Senior Notes were issued by the Operating Partnership and the obligations of the Operating Partnership under the Senior Notes are fully and unconditionally guaranteed by the Company.
The indenture and supplemental indentures creating the Senior Notes contain customary restrictive covenants, including limitations on our ability to incur additional secured and unsecured indebtedness. As of September 30, 2026, we were in compliance with these covenants.

Cash Flows
Comparison of the nine months ended September 30, 2026 and 2025
As of September 30, 2026, we had $25.2 million of cash and cash equivalents and $4.4 million of restricted cash, as compared to $23.8 million of cash and cash equivalents and no restricted cash as of September 30, 2025.
Cash Flows for the nine months ended September 30, 2026
During the nine months ended September 30, 2026, net cash provided by operating activities was $328.0 million and our net income was $195.1 million. Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the interest on our loans and direct financing lease receivables, the collectability of rent and interest and the level of our operating expenses and general and administrative costs. Our cash inflows from operating activities reflect adjustments to net income for non-cash items of $136.4 million, including increases for i) depreciation and amortization of tangible, intangible and right of use real estate assets, amortization of deferred financing costs and other non-cash interest expense and loss on debt extinguishment of $144.0 million, ii) our provision for impairment of real estate of $33.2 million, iii) non-cash equity-based compensation expense of $12.8 million, iv) adjustments to rental revenue for tenant credit of $6.2 million and v) the change in our provision for credit losses of $3.5 million, reduced by i) our $14.2 million gain on dispositions of real estate, net and ii) $49.1 million related to the recognition of straight-line rent receivables. An additional inflow was from our increase in accrued liabilities and other payables of $13.1 million, offset by the outflow caused by the increase in our rent receivables, prepaid expenses and other assets, net of $16.6 million.
Net cash used in investing activities during the nine months ended September 30, 2026 was $914.5 million. Our net cash used in investing activities generally reflects our investment in real estate, including capital expenditures, construction in progress and lease incentives, and in mortgage loans receivable, which totaled $1.0 billion in the aggregate. These cash outflows were partially offset by $80.7 million of proceeds from sales of investments, net of disposition costs, and $36.4 million of principal collections on our loans and direct financing lease receivables.
Net cash provided by financing activities of $545.8 million during the nine months ended September 30, 2026 reflected net cash inflows of $312.2 million from the issuance of common stock, $389.9 million in net proceeds from the issuance of 2036 Notes and $948.5 million of borrowings under the Revolving Credit Facility. These cash inflows were partially offset by the payment of $203.1 million in dividends and distributions, the repayment of $460.0 million of borrowings under the Revolving Credit Facility, the $430.0 million repayment of the 2027 Term Loan, the payment of $2.0 million of deferred financing costs, the payment of $0.6 million of offering costs, and the payment of $9.1 million in taxes related to the net settlement of equity awards upon vesting.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2026.
Contractual Obligations
The following table provides information with respect to our contractual obligations as of September 30, 2026:

	Payment due by period
(in thousands)	Total	October 1 - December 31, 2026	2027-2028	2029-2030	Thereafter
Unsecured term loans	$1,300,000	$—	$400,000	$900,000	$—
Senior unsecured notes	1,200,000	—	—	—	1,200,000
Revolving Credit Facility	491,000	—	—	491,000	—
Tenant construction financing and reimbursement obligations (1)	84,511	84,511	—	—	—
Operating lease obligations (2)	30,186	376	3,084	2,791	23,935
Total	$3,105,697	$84,887	$403,084	$1,393,791	$1,223,935

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
Our Real Estate Investment Portfolio
As of September 30, 2026, we had a portfolio of 2,580 properties, inclusive of one undeveloped land parcel and 157 properties that secure our investments in mortgage loans receivable, that was diversified by tenant, concept, industry and geography and had annualized base rent of $629.7 million. Our tenants operate 727 different concepts across 49 states. None of our tenants represented more than 3.0% of our portfolio at September 30, 2026, and our top ten largest tenants represented 15.2% of our annualized base rent as of that date.
As of September 30, 2026, 97.7% of our leases (based on annualized base rent) were triple-net, where the tenant is typically responsible for all improvements and is contractually obligated to pay all operating expenses, such as maintenance, insurance, utility and tax expense, related to the leased property. Due to the triple-net structure of our leases, we do not expect to incur significant capital expenditures relating to our triple-net leased properties, and the potential impact of inflation on our operating expenses is reduced.

Diversification by Tenant
As of September 30, 2026, our top ten tenants included nine different concepts. The following table details information about our tenants and the related concepts as of September 30, 2026 (dollars in thousands):

Tenant (1)	Concept	Number of Properties (2)	Annualized Base Rent	% of Annualized Base Rent
EquipmentShare.com Inc.	EquipmentShare	57	$19,125	3.0%
Express Wash Operations, LLC	Whistle Express Car Wash	33	11,118	1.8%
Dave & Buster's Inc.	Various	6	9,334	1.5%
Early Foundations LLC	Primrose School	23	8,645	1.4%
BW Ultimate Parent, LLC	Allsup's	13	8,643	1.4%
CNP Holdings, LLC	Chicken N Pickle	8	8,641	1.4%
Undefeated Tribe Operating Company, LLC	Crunch Fitness	13	8,331	1.3%
Busy Bees US Holdings Limited	Various	32	7,483	1.2%
Fitness Ventures, LLC	Crunch Fitness	13	7,143	1.1%
LV Petroleum, LLC	Various	7	7,130	1.1%
Top 10 Subtotal		205	95,593	15.2%
Other		2,363	534,121	84.8%
Total		2,568	$629,714	100.0%
_____________________________________
(1)Represents tenant, guarantor or parent company.
(2)Excludes one undeveloped land parcel and 11 vacant properties.
Diversification by Concept
Our tenants operate their businesses across 727 concepts. (i.e., brands). The following table provides information about the top ten concepts in our portfolio as of September 30, 2026 (dollars in thousands):

Concept	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)
EquipmentShare	Service	$19,125	3.0%	57	1,104,897
Crunch Fitness	Experience	16,593	2.6%	28	1,056,932
Whistle Express Car Wash	Service	11,118	1.8%	33	135,867
John Deere	Service	9,737	1.5%	43	877,794
Primrose School	Service	9,624	1.5%	25	311,749
Denny's Restaurant	Service	9,497	1.5%	66	316,368
Allsup's	Service	8,643	1.4%	13	75,429
Chicken N Pickle	Experience	8,641	1.4%	8	279,483
Flagstop Car Wash	Service	6,880	1.1%	20	93,538
Captain D's	Service	6,771	1.1%	83	216,262
Top 10 Subtotal		106,629	16.9%	376	4,468,319
Other		523,085	83.1%	2,192	24,678,990
Total		$629,714	100.0%	2,568	29,147,309
_____________________________________
(1)Excludes one undeveloped land parcel and 11 vacant properties.

Diversification by Industry
Our tenants’ business concepts are diversified across various industries. The following table summarizes those industries as of September 30, 2026 (dollars in thousands except per sq. ft amounts):

Tenant Industry	Type of Business	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (1)	Building (Sq. Ft.) (1)	Rent Per Sq. Ft. (2)
Early Childhood Education	Service	$80,246	12.7%	331	3,434	$23.01
Health and Wellness	Service	79,469	12.6%	314	2,713	28.85
Car Washes	Service	75,831	12.0%	220	1,085	68.54
Quick Service	Service	51,926	8.2%	489	1,300	41.90
Automotive Service	Service	50,875	8.1%	328	2,569	19.78
Convenience Stores	Service	38,011	6.0%	179	782	49.95
Casual Dining	Service	34,143	5.4%	130	927	36.45
Equipment Rental and Sales	Service	29,849	4.7%	101	2,021	14.77
Other Services	Service	19,896	3.2%	78	1,083	18.36
Family Dining	Service	14,806	2.5%	88	498	30.28
Pet Care Services	Service	8,437	1.4%	36	304	27.77
Service Subtotal		483,489	76.8%	2,294	16,716	28.84
Entertainment	Experience	60,265	9.6%	80	2,744	21.50
Fitness	Experience	29,551	4.7%	52	2,046	14.33
Movie Theaters	Experience	4,436	0.7%	6	293	15.13
Experience Subtotal		94,252	15.0%	138	5,083	18.25
Other Industrial	Industrial	31,692	5.0%	69	4,358	7.23
Building Materials	Industrial	4,866	0.8%	24	1,298	3.75
Industrial Subtotal		36,558	5.8%	93	5,656	6.43
Grocery	Retail	14,998	2.3%	42	1,666	9.00
Home Furnishings	Retail	417	0.1%	1	26	15.92
Retail Subtotal		15,415	2.4%	43	1,692	9.11
Total/Weighted Average		$629,714	100.0%	2,568	29,147	$21.46
_____________________________________
(1)Excludes one undeveloped land parcel and 11 vacant properties.
(2)Excludes properties with no annualized base rent and properties under construction.

Diversification by Geography
Our 2,580 properties are located in 49 states. The following table details the geographical locations of our properties as of September 30, 2026 (dollars in thousands):

State	Annualized Base Rent	% of Annualized Base Rent	Number of Properties	Building (Sq. Ft.)
Texas	$79,695	12.7%	278	3,705,421
Florida	42,183	6.7%	139	1,269,607
Georgia	39,000	6.2%	180	1,410,021
Ohio	31,273	5.0%	145	1,696,659
Wisconsin	26,987	4.3%	102	1,482,045
Missouri	23,774	3.8%	102	1,511,960
Pennsylvania	21,168	3.4%	110	1,143,658
North Carolina	21,028	3.3%	93	868,459
Indiana	20,876	3.3%	89	957,143
Oklahoma	19,708	3.1%	76	991,215
Arizona	19,108	3.0%	73	826,146
Illinois	18,103	2.9%	70	821,103
South Carolina	15,820	2.5%	77	638,359
Tennessee	15,809	2.5%	82	650,575
California	15,467	2.5%	42	509,957
Michigan	15,441	2.5%	76	1,259,480
Alabama	15,359	2.4%	65	931,287
Virginia	13,195	2.1%	42	434,045
New Jersey	13,181	2.1%	34	497,462
New York	12,461	2.0%	69	738,024
Minnesota	12,316	2.0%	48	662,442
Mississippi	11,410	1.8%	76	414,511
Louisiana	11,006	1.7%	37	344,411
Colorado	10,756	1.7%	36	414,929
Arkansas	10,123	1.6%	68	506,031
Massachusetts	8,644	1.4%	37	513,631
New Mexico	8,391	1.3%	28	187,680
Connecticut	8,358	1.3%	23	582,249
Nevada	7,829	1.2%	18	178,541
Iowa	7,812	1.2%	35	414,813
Utah	7,374	1.2%	7	528,351
Kentucky	7,284	1.2%	54	340,779
Maryland	5,777	0.9%	21	312,567
Kansas	5,737	0.9%	25	245,464
Oregon	4,025	0.6%	10	187,977
New Hampshire	3,957	0.6%	15	276,491
Washington	2,954	0.5%	17	105,513
South Dakota	2,809	0.4%	9	130,152
North Dakota	2,721	0.4%	8	99,606
West Virginia	2,504	0.4%	26	94,228
Nebraska	1,990	0.3%	10	132,297
Vermont	1,301	0.3%	10	80,819
Maine	1,176	0.2%	4	71,000
Montana	1,103	0.2%	3	38,896
Rhode Island	899	0.1%	3	25,532
Idaho	792	0.1%	3	43,588
Delaware	422	0.1%	1	4,186
Wyoming	396	0.1%	2	18,153
Alaska	212	0.0%	2	6,630
Total	$629,714	100.0%	2,580	29,304,093

Lease Expirations
As of September 30, 2026, the weighted average remaining term of our leases was 14.2 years (based on annualized base rent), with only 2.0% of our annualized base rent attributable to leases expiring prior to January 1, 2029. The following table sets forth our lease expirations for leases in place as of September 30, 2026 (dollars in thousands):

Lease Expiration Year (1)	Annualized Base Rent	% of Annualized Base Rent	Number of Properties (2)	Weighted Average Unit-Level Rent Coverage Ratio (3)
2026	$3,045	0.5%	15	3.1x
2027	4,911	0.8%	34	4.0x
2028	4,347	0.7%	17	3.0x
2029	11,354	1.8%	124	4.5x
2030	5,815	0.9%	54	3.8x
2031	12,080	1.9%	62	3.1x
2032	14,496	2.3%	46	3.9x
2033	6,977	1.1%	23	4.3x
2034	32,194	5.1%	191	5.1x
2035	20,553	3.3%	122	4.1x
2036	42,166	6.7%	181	3.3x
2037	23,644	3.8%	120	3.2x
2038	49,169	7.8%	178	4.5x
2039	45,637	7.3%	181	3.5x
2040	46,013	7.3%	153	4.4x
2041	45,566	7.2%	213	2.7x
2042	20,692	3.3%	104	3.7x
2043	49,997	7.9%	186	2.1x
2044	48,113	7.6%	167	2.9x
2045	71,793	11.4%	197	2.8x
Thereafter	71,152	11.3%	200	3.9x
Total/Weighted Average	$629,714	100.0%	2,568	3.5x
_____________________________________
(1)Expiration year of contracts in place as of September 30, 2026, excluding any tenant option renewal periods that have not been exercised.
(2)Excludes one undeveloped land parcel and 11 vacant properties.
(3)Weighted by annualized base rent.
Unit-Level Rent Coverage
Generally, we seek to acquire investments with healthy rent coverage ratios, and as of September 30, 2026, the weighted average unit-level rent coverage ratio of our portfolio was 3.5x. Our portfolio’s unit-level rent coverage ratios (by annualized base rent and excluding leases that do not report unit-level financial information, properties with no annualized base rent and properties under construction) as of September 30, 2026 are displayed below:

Unit-Level Rent Coverage Ratio	% of Total
≥ 2.00x	68.4%
1.50x to 1.99x	16.0%
1.00x to 1.49x	11.3%
< 1.00x	3.9%
Not reported	0.4%
100.0%

Implied Tenant Credit Ratings
Tenant financial distress is typically caused by consistently poor or deteriorating operating performance, near-term liquidity issues or unexpected liabilities. To assess the probability of tenant insolvency, we utilize Moody’s Analytics RiskCalc, which is a model for predicting private company defaults based on Moody’s Analytics Credit Research Database, which incorporates both market and company-specific risk factors. The following table illustrates the portions of our annualized base rent as of September 30, 2026 attributable to leases with tenants having specified implied credit ratings based on their Moody’s RiskCalc scores:

Credit Rating	NR	< 1.00x	1.00 to 1.49x	1.50 to 1.99x	≥ 2.00x
CCC+	—%	0.1%	0.5%	—%	0.5%
B-	—%	0.4%	0.3%	1.9%	3.7%
B	—%	1.0%	2.1%	1.0%	6.9%
B+	—%	0.4%	1.6%	4.1%	11.0%
BB-	—%	0.3%	1.0%	2.3%	10.9%
BB	0.1%	0.9%	0.7%	2.5%	8.1%
BB+	—%	0.3%	2.1%	1.7%	10.2%
BBB-	—%	0.1%	1.1%	0.9%	5.7%
BBB	—%	0.1%	1.0%	0.8%	3.8%
BBB+	—%	—%	0.2%	0.1%	1.9%
A-	0.1%	—%	0.3%	—%	3.1%
A	—%	—%	—%	0.1%	0.1%
A+	—%	0.2%	—%	—%	—%
AA-	—%	—%	—%	—%	—%
_____________________________________
NR    Not reported

Results of Operations
The following discussion includes the results of our operations for the periods presented.
Comparison of the three months ended September 30, 2026 and 2025

	Three months ended September 30,
(dollar amounts in thousands)	2026	2025	Change	%
Revenues:
Rental revenue	$157,763	$136,544	$21,219	15.5%
Interest on loans and direct financing lease receivables	10,478	8,129	2,349	28.9%
Other revenue, net	430	261	169	64.8%
Total revenues	168,671	144,934	23,737

Expenses:
General and administrative	14,107	10,211	3,896	38.2%
Property expenses	2,140	1,850	290	15.7%
Depreciation and amortization	46,925	38,976	7,949	20.4%
Provision for impairment of real estate	15,032	1,439	13,593	944.6%
Change in provision for credit losses	196	83	113	136.1%
Total expenses	78,400	52,559	25,841
Other operating income:
Gain on dispositions of real estate, net	4,234	1,361	2,873	211.1%
Income from operations	94,505	93,736	769
Other (expense)/income:
Loss on debt extinguishment	(138)	—	(138)	(100.0)%
Interest expense	(34,214)	(28,348)	(5,866)	(20.7)%
Interest income	722	582	140	24.1%
Other income, net	—	—	—	—%
Income before income tax expense	60,875	65,970	(5,095)
Income tax expense	218	170	48	28.2%
Net income	60,657	65,800	(5,143)
Net income attributable to non-controlling interests	(500)	(180)	(320)	(177.8)%
Net income attributable to stockholders	$60,157	$65,620	$(5,463)
Revenues:
Rental revenue. Rental revenue increased by $21.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in rental revenue was driven primarily by the growth in our real estate investment portfolio, which grew by 298 rental properties, or 14%, since September 30, 2025. A portion of our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2026 from acquisitions that were made during 2025 and year-to-date 2026.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $2.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the increase in our mortgage loans receivable portfolio during 2026, which led to a higher average daily balance of loans receivable outstanding during the three months ended September 30, 2026.
Other revenue, net. Other revenue increased by $0.2 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to non-recurring loan prepayment fees and other fees received during the three months ended September 30, 2026.

Expenses:
General and administrative. General and administrative expenses increased by $3.9 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an increase in professional fees and non-cash share-based compensation during the three months ended September 30, 2026.
Property expenses. Property expenses increased by $0.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in property expenses was primarily due to increased reimbursable property taxes and property-related operating costs during the three months ended September 30, 2026.
Depreciation and amortization. Depreciation and amortization expense increased by $7.9 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate investment portfolio during the three months ended September 30, 2026.
Provision for impairment of real estate. Impairment charges on real estate investments were $15.0 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, we recorded a provision for impairment of real estate on eight and three of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio increased by $0.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and asset-specific assumptions in our credit loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $2.9 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. We disposed of 11 and seven real estate investments during the three months ended September 30, 2026 and 2025, respectively.
Other (expense)/income:
Loss on debt extinguishment. During the three months ended September 30, 2026, we recorded a loss on debt extinguishment of $0.1 million due to the write-off of deferred financing costs in conjunction with the full repayment of our 2027 Term Loan.
Interest expense. Interest expense increased by $5.9 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in interest expense was primarily due to an increase in our outstanding debt balance during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Interest income. Interest income increased by $0.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in interest income was primarily due to an increase in our short term investments and an increase in interest rates during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Income tax expense. Income tax expense increased by approximately $48,000 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. We are organized and operate as a REIT and are generally not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine months ended September 30,
(dollar amounts in thousands)	2026	2025	Change	%
Revenues:
Rental revenue	$458,267	$387,444	$70,823	18.3%
Interest on loans and direct financing lease receivables	28,910	23,228	5,682	24.5%
Other revenue, net	2,180	680	1,500	220.6%
Total revenues	489,357	411,352	78,005

Expenses:
General and administrative	37,347	32,423	4,924	15.2%
Property expenses	4,716	5,604	(888)	(15.8)%
Depreciation and amortization	136,244	112,559	23,685	21.0%
Provision for impairment of real estate	33,227	7,934	25,293	318.8%
Change in provision for credit losses	3,453	83	3,370	4060.2%
Total expenses	214,987	158,603	56,384
Other operating income:
Gain on dispositions of real estate, net	14,200	8,421	5,779	68.6%
Income from operations	288,570	261,170	27,400
Other (expense)/income:
Loss on debt extinguishment	(138)	—	(138)	(100.0)%
Interest expense	(94,429)	(77,139)	(17,290)	(22.4)%
Interest income	1,711	1,907	(196)	(10.3)%
Other income, net	387	—	387	100.0%
Income before income tax expense	196,101	185,938	10,163
Income tax expense	1,013	485	528	108.9%
Net income	195,088	185,453	9,635
Net income attributable to non-controlling interests	(852)	(511)	(341)	(66.7)%
Net income attributable to stockholders	$194,236	$184,942	$9,294
Revenues:
Rental revenue. Rental revenue increased by $70.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in rental revenue was driven primarily by the growth in the size of our real estate investment portfolio, which generated additional revenues. Our real estate investment portfolio grew from 2,106 rental properties, representing $6.4 billion in total real estate investments, net, as of September 30, 2025 to 2,411 rental properties, representing $6.8 billion in total real estate investments, net, as of September 30, 2026. Our real estate investments were acquired throughout the periods presented and were not all owned by us for the entirety of the applicable periods; accordingly, a significant portion of the increase in rental revenue between periods is related to recognizing revenue in 2026 from acquisitions that were made during 2025 and year-to-date 2026.
Interest on loans and direct financing lease receivables. Interest on loans and direct financing lease receivables increased by $5.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to an increase in investments in loans receivable during 2026, leading to a higher average daily balance of loans receivable outstanding during the nine months ended September 30, 2026.
Other revenue, net. Other revenue increased by $1.5 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the receipt of non-recurring lease termination and loan prepayment fees during the nine months ended September 30, 2026.

Expenses:
General and administrative expenses. General and administrative expenses increased by $4.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily related to an increase in professional fees and non-cash share-based compensation incurred during the nine months ended September 30, 2026.
Property expenses. Property expenses decreased by $0.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease in property expenses was primarily due to decreased reimbursable property taxes and property-related operational costs during the nine months ended September 30, 2026.
Depreciation and amortization expense. Depreciation and amortization expense increased by $23.7 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Depreciation and amortization expense increased in proportion to the increase in the size of our real estate portfolio during the nine months ended September 30, 2026.
Provision for impairment of real estate. Impairment charges on real estate investments were $33.2 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. During each of the nine months ended September 30, 2026 and 2025, we recorded a provision for impairment of real estate on 18 and 13 of our real estate investments, respectively.
Change in provision for credit losses. The change in our provision for credit losses in our loan portfolio increased by $3.4 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Under ASC 326, we are required to re-evaluate the expected loss on our portfolio of loans and direct financing lease receivables at each balance sheet date. Changes in our provision for credit losses are driven by revisions to global and loan-specific assumptions in our loan loss model and by changes in the size of our loan and direct financing lease portfolio.
Other operating income:
Gain on dispositions of real estate, net. Gain on dispositions of real estate, net, increased by $5.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. We disposed of 34 and 41 real estate properties during the nine months ended September 30, 2026 and 2025, respectively.
Other (expense)/income:
Loss on debt extinguishment. During the nine months ended September 30, 2026, we recorded a loss on debt extinguishment of $0.1 million due to the write-off of deferred financing costs in conjunction with the full repayment of our 2027 Term Loan.
Interest expense. Interest expense increased by $17.3 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in interest expense was primarily due to an increase in our outstanding debt balance and increased interest rates during the nine months ended September 30, 2026.
Interest income. Interest income decreased by $0.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease in interest income was primarily due to a decrease in our short term investments during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Other income, net. During the nine months ended September 30, 2026, we recorded $0.4 million of other income, net, related to an insurance recovery.
Income tax expense. Income tax expense increased by $0.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. We are organized and operate as a REIT and are not subject to U.S. federal corporate income taxes on our REIT taxable income that is currently distributed to our stockholders. However, the Operating Partnership is subject to taxation in certain state and local jurisdictions that impose income taxes on a partnership.

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

The following table reconciles net income (which is the most comparable GAAP measure) to FFO, Core FFO and AFFO attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$60,657	$65,800	$195,088	$185,453
Depreciation and amortization of real estate	46,690	38,936	135,574	112,435
Provision for impairment of real estate	15,032	1,439	33,227	7,934
Gain on dispositions of real estate, net	(4,234)	(1,361)	(14,200)	(8,421)
FFO attributable to stockholders and non-controlling interests	118,145	104,814	349,689	297,401
Non-core expense, net (1)	3,505	—	3,287	—
Core FFO attributable to stockholders and non-controlling interests	121,650	104,814	352,976	297,401
Adjustments:
Straight-line rental revenue, net	(15,404)	(14,446)	(45,902)	(37,524)
Non-cash interest	1,517	1,396	4,411	4,032
Non-cash compensation expense	3,493	3,553	11,119	11,018
Other amortization expense	(35)	858	1,198	1,378
Change in provision for credit losses	196	83	3,453	83
Other non-cash adjustments	811	574	2,006	1,307
Capitalized interest expense	(320)	(619)	(1,430)	(2,756)
AFFO attributable to stockholders and non-controlling interests	$111,908	$96,213	$327,831	$274,939
_____________________________________
(1)During the three and nine months ended September 30, 2026, includes severance and accelerated non-cash compensation expense, loss on debt extinguishment and non-core technology expenses, and during the nine months ended September 30, 2026, includes net insurance recovery income
We compute EBITDA as earnings before interest, income taxes and depreciation and amortization. In 2017, NAREIT issued a white paper recommending that companies that report EBITDA also report EBITDAre. We compute EBITDAre in accordance with the definition adopted by NAREIT. NAREIT defines EBITDAre as EBITDA (as defined above) excluding gains (or losses) from the sales of depreciable property and real estate impairment losses. We present EBITDA and EBITDAre as they are measures commonly used in our industry. We believe that these measures are useful to investors and analysts because they provide supplemental information concerning our operating performance, exclusive of certain non-cash items and other costs. We use EBITDA and EBITDAre as measures of our operating performance and not as measures of liquidity.
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

The following table reconciles net income (which is the most comparable GAAP measure) to EBITDA and EBITDAre attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$60,657	$65,800	$195,088	$185,453
Depreciation and amortization	46,925	38,976	136,244	112,559
Interest expense	34,214	28,348	94,429	77,139
Interest income	(722)	(582)	(1,711)	(1,907)
Income tax expense	218	170	1,013	485
EBITDA attributable to stockholders and non-controlling interests	141,292	132,712	425,063	373,729
Provision for impairment of real estate	15,032	1,439	33,227	7,934
Gain on dispositions of real estate, net	(4,234)	(1,361)	(14,200)	(8,421)
EBITDAre attributable to stockholders and non-controlling interests	$152,090	$132,790	$444,090	$373,242
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
The following table reconciles net income (which is the most comparable GAAP measure) to Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests for the three months ended September 30, 2026:

(in thousands)	Three months ended September 30, 2026
Net income	$60,657
Depreciation and amortization	46,925
Interest expense	34,214
Interest income	(722)
Income tax expense	218
EBITDA attributable to stockholders and non-controlling interests	141,292
Provision for impairment of real estate	15,032
Gain on dispositions of real estate, net	(4,234)
EBITDAre attributable to stockholders and non-controlling interests	152,090
Adjustment for current quarter re-leasing, acquisition and disposition activity (1)	5,720
Adjustment to exclude other non-core or non-recurring activity (2)	5,289
Adjustment to exclude termination/prepayment fees and certain percentage rent (3)	(531)
Adjusted EBITDAre attributable to stockholders and non-controlling interests	$162,568

Annualized Adjusted EBITDAre attributable to stockholders and non-controlling interests	$650,272
_____________________________________
(1)Adjustment assumes all re-leasing activity, investments in and dispositions of real estate and loan repayments completed during the three months ended September 30, 2026 had occurred on July 1, 2026.
(2)Adjustment is made to i) exclude non-core adjustments made in computing Core FFO, if any, ii) exclude changes in our provision for credit losses, iii) exclude the write-off of receivables from prior periods and iv)

eliminate the impact of seasonal fluctuation in certain non-cash compensation expense recorded in the period.
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
The following table reconciles total debt (which is the most comparable GAAP measure) to net debt:

(in thousands)	September 30, 2026	December 31, 2025
Unsecured term loan, net of deferred financing costs	$1,297,361	$1,725,010
Revolving credit facility	491,000	—
Senior unsecured notes	1,176,756	786,708
Total debt	2,965,117	2,511,718
Deferred financing costs and original issue discount, net	25,883	18,282
Gross debt	2,991,000	2,530,000
Cash and cash equivalents	(25,222)	(60,181)
Restricted cash available for future investment	(4,373)	(10,184)
Net debt	2,961,405	2,459,635
Less: Unsettled forward equity (1)	(482,762)	(332,151)
Pro forma net debt	$2,478,643	$2,127,484
_____________________________________
(1)Adjusted to reflect, on a pro forma basis, 15,828,249 shares at $30.50 per share and 10,900,920 shares at $30.47 per share, all sold on a forward basis, as if they had been physically settled for cash on September 30, 2026 and December 31, 2025, respectively.
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

The following table reconciles net income (which is the most comparable GAAP measure) to NOI and Cash NOI attributable to stockholders and non-controlling interests:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$60,657	$65,800	$195,088	$185,453
General and administrative expense	14,107	10,211	37,347	32,423
Depreciation and amortization	46,925	38,976	136,244	112,559
Provision for impairment of real estate	15,032	1,439	33,227	7,934
Change in provision for credit losses	196	83	3,453	83
Gain on dispositions of real estate, net	(4,234)	(1,361)	(14,200)	(8,421)
Loss on debt extinguishment	138	—	138	—
Interest expense	34,214	28,348	94,429	77,139
Interest income	(722)	(582)	(1,711)	(1,907)
Other income, net	—	—	(387)	—
Income tax expense	218	170	1,013	485
NOI attributable to stockholders and non-controlling interests	166,531	143,084	484,641	405,748
Straight-line rental revenue, net	(15,404)	(14,446)	(45,902)	(37,524)
Other amortization and non-cash adjustments	743	1,515	2,960	2,768
Cash NOI attributable to stockholders and non-controlling interests	$151,870	$130,153	$441,699	$370,992
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
The following table reconciles general and administrative expense (which is the most comparable GAAP measure) to Cash G&A:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative expense	$14,107	$10,211	$37,347	$32,423
Non-core general and administrative expense(1)	(3,367)	—	(3,536)	—
Non-cash compensation expense	(3,493)	(3,553)	(11,119)	(11,018)
Straight-line rent expense	6	11	(244)	32
Cash G&A	$7,253	$6,669	$22,448	$21,437
_____________________________________
(1)Includes severance and accelerated non-cash compensation expense and non-core technology expenses during the three and nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over time, we generally seek to match the expected cash inflows from our long-term leases and loans receivable with the expected cash outflows for our long-term debt. To seek to achieve this objective, we issue senior unsecured notes and borrow under our Revolving Credit Facility and through term loans.

		Principal Outstanding		Weighted Average Interest Rate(1)
(in thousands)	Maturity Date	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Unsecured term loans:
2027 Term Loan	February 2027	$—	$430,000	—%	2.36%
2028 Term Loan	January 2028	400,000	400,000	4.46%	4.51%
2029 Term Loan	February 2029 (2)	450,000	450,000	5.20%	5.25%
2030 Term Loan	January 2030 (2)	450,000	450,000	4.62%	4.67%
Senior unsecured notes:
2031 Notes	July 2031	400,000	400,000	3.12%	3.12%
2035 Notes	December 2035	400,000	400,000	5.40%	5.40%
2036 Notes	July 2036	400,000	—	5.38%	—%
Revolving Credit Facility	February 2030 (2)	491,000	—	2.44%	—%
Total principal outstanding		$2,991,000	$2,530,000	4.33%	4.23%
_____________________________________
(1)Interest rates are presented after giving effect to our interest rate swap and lock agreements, where applicable.
(2)After giving effect to extension options exercisable at the Operating Partnership's election.
Our borrowings under the CF Term Loans and our borrowings outstanding from time to time under the Revolving Credit Facility bear interest at a variable rate equal to 1-month SOFR plus an applicable margin. As of September 30, 2026, we have effectively fixed the interest rate related to the CF Term Loans and $430.0 million of the $491.0 million principal outstanding under the Revolving Credit Facility through interest rate swap agreements where we pay a fixed interest rate and receive a floating interest rate equal to the rate we pay on the respective loan. At September 30, 2026, our aggregate asset in the event of the early termination of our swaps was $20.5 million.
An increase or decrease in interest rates would result in an increase or decrease to our interest expense related to the $61.0 million of borrowings under the Revolving Credit Facility where we have not effectively fixed the interest rate through an interest rate swap agreement. We monitor our market interest rate risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical adverse change in interest rates. Based on the results of a sensitivity analysis, which assumes a 100 basis point adverse change in interest rates, the estimated market risk exposure for our variable-rate borrowings under the Revolving Credit Facility was $0.6 million as of September 30, 2026.
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

Fair Value of Fixed-Rate Indebtedness
The estimated fair value of our fixed-rate indebtedness under our Senior Notes is calculated based on quoted prices in active markets for identical assets. The following table discloses fair value information related to our fixed-rate indebtedness as of September 30, 2026:

(in thousands)	Carrying Value (1)	Estimated Fair Value
Senior unsecured notes	$1,200,000	$1,088,328
_____________________________________
(1)Excludes net deferred financing costs of $9.6 million and net discount of $13.7 million.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various lawsuits, claims and other legal proceedings. Management does not believe that the resolution of any of these matters either individually or in the aggregate will have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, from time to time, we are party to various lawsuits, claims and other legal proceedings for which third parties, such as our tenants, are contractually obligated to indemnify, defend and hold us harmless. In some of these matters, the indemnitors have insurance for the potential damages. In other matters, we are being defended by tenants who may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us. The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors' ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, financial condition, results of operations or liquidity.. It is management's opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect. Despite management's view of the ultimate resolution of these legal proceedings, we may have significant legal expenses and costs associated with the defense of such matters. Further, management cannot predict the outcome of these legal proceedings and if management's expectation regarding such matters is not correct, such proceedings could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Item 1A. Risk Factors.
Except for the additional risk factor disclosed in Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors disclosed in those reports should be considered together with the other information included in this Quarterly Report on Form 10-Q. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of June 19, 2018 (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.2	Certificate of Correction to the Articles of Amendment and Restatement of Essential Properties Realty Trust, Inc., dated as of February 27, 2019 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on February 28, 2019)

3.3	Certificate of Notice, dated August 8, 2019 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 8, 2019)

3.4	Certificate of Notice, dated February 28, 2020 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 2, 2020)

3.5	Amended and Restated Bylaws of Essential Properties Realty Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 16, 2020)

10.26†	Director Alignment of Interest Program under the Essential Properties Realty Trust, Inc. 2023 Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed on July 22, 2026)

10.27*†	Separation and Release of Claims Agreement between Essential Properties Realty Trust, Inc. and A Joseph Peil, dated September 8, 2026

10.28†	Amended and Restated Employment Agreement between Essential Properties Realty Trust, Inc. and Peter M. Mavoides, effective as of September 8, 2026 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2026)

10.29†	Amended and Restated Employment Agreement between Essential Properties Realty Trust, Inc. and R. Max Jenkins, effective as of September 8, 2026 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 9, 2026)

10.30	Eighth Amendment to Amended and Restated Credit Agreement, dated as of September 14, 2026, by and among the Company, the Operating Partnership, as borrower, the Company, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2026)

22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL PROPERTIES REALTY TRUST, INC.

Date:	October 21, 2026	By:	/s/ Peter M. Mavoides
Peter M. Mavoides Director, Chief Executive Officer (Principal Executive Officer)

Date:	October 21, 2026	By:	/s/ Robert W. Salisbury
Robert W. Salisbury Executive Vice President, Chief Financial Officer, Chief Strategy Officer and Secretary (Principal Financial Officer)